Form 10-Q
period 2020-09-30
EAGLE MATERIALS INC
filed 2020-10-30
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of October 27, 2020, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	41,817,942

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands, except share and per share data)
Revenue	$447,684	$400,569	$874,673	$755,934
Cost of Goods Sold	324,835	291,549	649,527	568,820
Gross Profit	122,849	109,020	225,146	187,114
Equity in Earnings of Unconsolidated Joint Venture	10,577	12,357	18,373	21,789
Corporate General and Administrative Expense	(11,109)	(13,458)	(28,898)	(34,712)
Gain on Sale of Businesses	—	—	51,973	—
Other Non-Operating Income (Loss)	(90)	585	(399)	723
Interest Expense, Net	(12,556)	(10,137)	(26,597)	(18,983)
Earnings from Continuing Operations before Income Taxes	109,671	98,367	239,598	155,931
Income Taxes	(19,800)	(23,303)	(52,636)	(37,534)
Earnings from Continuing Operations	89,871	75,064	186,962	118,397
Earnings (Loss) from Discontinued Operations, net of Income Taxes	6,163	(3,271)	5,278	(5,300)
Net Earnings	$96,034	$71,793	$192,240	$113,097

BASIC EARNINGS PER SHARE
Continuing Operations	$2.17	$1.81	$4.51	$2.77
Discontinued Operations	0.15	(0.08)	0.13	(0.12)
Net Earnings	$2.32	$1.73	$4.64	$2.65
DILUTED EARNINGS PER SHARE
Continuing Operations	$2.16	$1.80	$4.49	$2.75
Discontinued Operations	0.15	(0.08)	0.13	(0.12)
Net Earnings	$2.31	$1.72	$4.62	$2.63
AVERAGE SHARES OUTSTANDING
Basic	41,450,013	41,572,127	41,430,511	42,714,896
Diluted	41,649,319	41,833,775	41,606,401	42,985,715
CASH DIVIDENDS PER SHARE	$—	$0.10	$0.10	$0.20

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net Earnings	$96,034	$71,793	$192,240	$113,097
Net Actuarial Change in Defined Benefit Plans:
Amortization of net actuarial loss	34	43	67	88
Tax expense	(8)	(10)	(16)	(20)
Comprehensive Earnings	$96,060	$71,826	$192,291	$113,165

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	March 31,
	2020	2020
	(dollars in thousands)
ASSETS
Current Assets -
Cash and Cash Equivalents	$200,858	$118,648
Restricted Cash	5,000	—
Accounts and Notes Receivable, net	177,138	145,808
Inventories	227,106	272,121
Income Tax Receivable	28,671	128,413
Prepaid and Other Assets	9,634	6,135
Current Assets of Discontinued Operations	—	7,092
Total Current Assets	648,407	678,217
Property, Plant, and Equipment, net	1,706,200	1,756,417
Notes Receivable	8,287	9,139
Investment in Joint Venture	74,331	73,958
Operating Lease Right-of-Use Assets	28,139	29,483
Goodwill and Intangible Assets, net	394,524	396,463
Other Assets	11,395	10,604
Assets of Discontinued Operations	—	6,739
	$2,871,283	$2,961,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$80,130	$84,183
Accrued Liabilities	76,145	70,442
Operating Lease Liabilities	6,810	6,585
Current Liabilities of Discontinued Operations	—	8,487
Total Current Liabilities	163,085	169,697
Long-term Debt	1,252,716	1,567,315
Noncurrent Operating Lease Liabilities	37,419	40,239
Other Long-term Liabilities	41,586	33,832
Deferred Income Taxes	208,446	166,667
Liabilities of Discontinued Operations	—	15,427
Total Liabilities	1,703,252	1,993,177
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 41,816,942 and 41,649,041 Shares, respectively	418	416
Capital in Excess of Par Value	18,584	10,943
Accumulated Other Comprehensive Losses	(3,276)	(3,581)
Retained Earnings	1,152,305	960,065
Total Stockholders’ Equity	1,168,031	967,843
	$2,871,283	$2,961,020

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended September 30,
	2020	2019
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$192,240	$113,097
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	64,199	56,333
Deferred Income Tax Provision	41,779	7,520
Stock Compensation Expense	8,275	12,137
Gain on Sale of Subsidiaries	(61,203)	—
Equity in Earnings of Unconsolidated Joint Venture	(18,373)	(21,789)
Distributions from Joint Venture	18,000	15,000
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(27,746)	(51,242)
Inventories	38,645	35,562
Accounts Payable and Accrued Liabilities	5,998	423
Other Assets	(3,179)	9,244
Income Taxes Payable (Receivable)	99,742	8,411
Net Cash Provided by Operating Activities	358,377	184,696
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(40,676)	(60,007)
Acquisition Spending	—	(30,872)
Proceeds from Sale of Businesses	91,022	—
Net Cash Provided by (Used in) Investing Activities	50,346	(90,879)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	(315,000)	275,000
Dividends Paid to Stockholders	(4,163)	(8,815)
Purchase and Retirement of Common Stock	—	(313,887)
Proceeds from Stock Option Exercises	498	1,767
Payment of Debt Issuance Costs	(1,718)	—
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,130)	(2,799)
Net Cash Used in Financing Activities	(321,513)	(48,734)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	87,210	45,083
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	118,648	8,601
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$205,858	$53,684

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2019	$451	$—	$1,212,352	$(3,316)	$1,209,487
Net Earnings	—	—	41,304	—	41,304
Stock Option Exercises and Restricted Share Vesting	—	396	—	—	396
Purchase and Retirement of Common Stock	(23)	(7,748)	(190,584)	—	(198,355)
Dividends to Stockholders	—	—	(4,316)	—	(4,316)
Stock Compensation Expense	1	8,218	—	—	8,219
Shares Redeemed to Settle Employee Taxes	—	(866)	—	—	(866)
Cumulative Effect of Change in Accounting for Leases	—	—	(636)	—	(636)
Unfunded Pension Liability, net of tax	—	—	—	33	33
Balance at June 30, 2019	$429	$—	$1,058,120	$(3,283)	$1,055,266
Net Earnings	—	—	71,793	—	71,793
Stock Option Exercises and Restricted Share Vesting	—	1,371	—	—	1,371
Purchase and Retirement of Common Stock	(13)	(366)	(115,153)	—	(115,532)
Dividends to Stockholders	—	—	(4,163)	—	(4,163)
Stock Compensation Expense	—	3,918	—	—	3,918
Shares Redeemed to Settle Employee Taxes	—	(1,933)	—	—	(1,933)
Unfunded Pension Liability, net of tax	—	—	—	35	35
Balance at September 30, 2019	$416	$2,990	$1,010,597	$(3,248)	$1,010,755

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2020	$416	$10,943	$960,065	$(3,581)	$967,843
Net Earnings	—	—	96,206	—	96,206
Stock Compensation Expense	2	4,758	—	—	4,760
Shares Redeemed to Settle Employee Taxes	—	(1,130)	—	—	(1,130)
Sale of Business with Unfunded Pension Liability	—	—	—	254	254
Unfunded Pension Liability, net of tax	—	—	—	25	25
Balance at June 30, 2020	$418	$14,571	$1,056,271	$(3,302)	$1,067,958
Net Earnings	—	—	96,034	—	96,034
Stock Compensation Expense	—	3,515	—	—	3,515
Stock Option Exercise	—	498	—	—	498
Unfunded Pension Liability, net of tax	—	—	—	26	26
Balance at September 30, 2020	$418	$18,584	$1,152,305	$(3,276)	$1,168,031

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three- and six-month periods ended September 30, 2020 include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 22, 2020.

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

Recent Accounting Pronouncements

RECENTLY ADOPTED

In June 2016, the FASB issued ASU 2016-13, which is an update on the measurement of credit losses on financial instruments, which requires entities to use a forward-looking approach based on expected losses rather than the current model of incurred losses to estimate credit losses on certain types of financial instruments, including Accounts and Notes Receivable. The application of the forward-looking model may result in earlier recognition of allowances for losses than the current method. The adoption of this standard on April 1, 2020 did not have a material effect on our consolidated financial statements and disclosures.

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

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Six Months Ended September 30,
	2020	2019
	(dollars in thousands)
Cash Payments:
Interest	$24,897	$18,196
Income Taxes	23,200	19,643
Operating Cash Flows used for Operating Leases	6,127	7,861

Non-Cash Financing Activities:
Property and Equipment Purchases Included in Accrued Liabilities	$—	$2,868

(C) DISCONTINUED OPERATIONS AND OTHER DISPOSITIONS

Discontinued Operations

On May 30, 2019, the Company announced it was actively pursuing alternatives for its Oil and Gas Proppants business. On September 18, 2020, we sold our Oil and Gas Proppants business (the “Proppants Business”) to Smart Sand, Inc., a Delaware corporation (the “Purchaser”), pursuant to an Equity Purchase and Sale Agreement (the “Purchase Agreement”) between the Company and the Purchaser. The sale of this business excluded certain assets, namely real property and equipment in south Texas, real property in Illinois and certain other assets. The purchase price (the “Purchase Price”) paid by the Purchaser for the acquisition of the Proppants Business was $2.0 million paid in shares of common stock of the Purchaser. The shares delivered to the Company by the Purchaser are not registered under federal or state securities laws, and must be held at least six months, and possibly longer, before they can be sold. The shares were valued at the date of sale, and at September 30, 2020, using Level 1 inputs at the quoted market price of the shares, less a discount for the required holding period. The shares are classified as Prepaid and Other Assets in our Consolidated Balance Sheet at September 30, 2020. Shares representing $0.3 million of the Purchase Price are being held in escrow as a source of recovery for any indemnification claims by the Buyer.

In connection with the execution of the Purchase Agreement, we also entered into a Loan and Security Agreement, dated September 18, 2020 (the “Loan and Security Agreement”), by and among the Company, as lender; the Purchaser, as borrower; and other parties thereto. Pursuant to the Loan and Security Agreement, the Company will loan the Purchaser up to $5.0 million for working capital and operating, maintenance, and administrative expenses of the Proppants Business during the one-year period following the closing. The Company has deposited the $5.0 million into an escrow account. Up to 50% of the amounts outstanding under the Loan and Security Agreement may be repaid by the Purchaser in shares of the Purchaser’s common stock. Borrowings under the Loan and Security Agreement will bear interest at a fixed rate of 6.00% per annum during the one-year period following the closing. Any amounts after the one-year period will bear interest at a fixed rate of 8.00% per annum and will mature on September 18, 2024. There were no outstanding borrowings at September 30, 2020. The $5.0 million in the escrow account at September 30, 2020 is classified as Restricted Cash on the Consolidated Balance Sheet.

The sale of the Oil and Gas Proppants business, which was previously disclosed as a reportable segment, was determined to meet the discontinued operations accounting criteria. The sale resulted in a gain of approximately $9.2 million, which is included in Earnings (Loss) from Discontinued Operations on the Unaudited Consolidated Statement of Earnings. Certain expenses, which were previously included in the Oil and Gas Proppants operating segment, do not qualify for classification within discontinued operations and have been reclassified from the operating segment to continuing operations. These expenses primarily relate to lease agreements not included in the sale of the Proppants Business.

The following is a summary of operating results included in Earnings (Loss) from Discontinued Operations for the three and six months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Revenue	$14	$13,957	$1,045	$29,189
Cost of Goods Sold	1,065	18,471	3,415	36,468
Gross Profit	(1,051)	(4,514)	(2,370)	(7,279)
Other Non-Operating Income	44	357	226	419
Gain on Sale of Discontinued Operations	9,230	—	9,230	—
Earnings (Loss) from Discontinued Operations	8,223	(4,157)	7,086	(6,860)
Income Tax (Expense) Benefit	(2,060)	886	(1,808)	1,560
Net Earnings (Loss) from Discontinued Operations	$6,163	$(3,271)	$5,278	$(5,300)

The significant components of our Consolidated Statements of Cash Flows for discontinued operations for the six months ended September 30, 2020 and 2019 are as follows:

	For the Six Months Ended September 30,
	2020	2019
	(dollars in thousands)
Depreciation and Amortization	$221	$7,642
Gain on Sale	(9,230)	—
Net Change in Inventory	—	1,892
Capital Expenditures	—	65

The following is a summary of assets and liabilities attributable to discontinued operations, which were included in our balance sheet at March 31, 2020:

March 31,
2020
(dollars in thousands)
ASSETS
Accounts and Notes Receivable	$9,019
Allowance for Doubtful Accounts	(3,041)
Inventories	387
Prepaid and Other Assets	727
Total Current Assets	7,092
Property, Plant, and Equipment, net	5,692
Operating Lease Right-of-Use Assets	1,047
Total Noncurrent Assets	6,739
$13,831

LIABILITIES
Accounts Payable	$2,014
Accrued Liabilities	2,851
Operating Lease Liabilities	3,622
Total Current Liabilities	8,487
Noncurrent Operating Lease Liabilities	9,570
Other Long-term Liabilities	5,857
Total Noncurrent Liabilities	15,427
$23,914

Other Dispositions

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

Revenue and Operating Earnings from Western and Mathews, collectively, for the three and six months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Revenue	$—	$9,575	$1,692	$17,376
Operating Earnings	$—	$1,530	$142	$2,513

(D) ACQUISITION

Kosmos Acquisition

On March 6, 2020, we acquired the assets of Kosmos Cement Company (Kosmos), a joint venture between CEMEX S.A.B. de C.V. and Buzzi Unicem S.p.A. (the Kosmos Acquisition). The Kosmos Acquisition included (i) a cement plant located in Louisville, Kentucky, (ii) a limestone quarry located in Battletown, Kentucky, (iii) cement distribution terminals located in Indianapolis, Indiana; Cincinnati, Ohio; Pittsburgh, Pennsylvania; Charleston, West Virginia; Ceredo, West Virginia; Mt. Vernon, Indiana; and Lexington, Kentucky, and (iv) certain other properties and assets used by Kosmos in connection with the foregoing (collectively, the Kosmos Business). We assumed certain liabilities and obligations of Kosmos relating to the Kosmos Business, including contractual obligations, reclamation obligations and various other liabilities arising out of or relating to the Kosmos Business. The Kosmos Business is included in the Cement segment of our Heavy Materials sector.

Purchase Price: The purchase price of the Kosmos Acquisition was approximately $669 million. We funded the payment of the Kosmos Acquisition primarily through a Term Loan borrowing with the remainder paid using cash on hand. See Footnote (N) for a description of the loan terms.

Recording of Assets Acquired and Liabilities Assumed: The Kosmos Acquisition was accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company engaged a third party to perform appraisal valuation services to support the Company’s preliminary estimate of the fair value of certain assets acquired in the Kosmos Acquisition.

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

The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the Kosmos Acquisition. These values are subject to change during the measurement period as we perform additional reviews of the asset retirement obligation.

The following table summarizes the provisional allocation of the purchase price to assets acquired and liabilities assumed as of September 30, 2020:

(dollars in thousands)
Inventories	$28,568
Property, Plant, and Equipment	476,942
Intangible Assets	38,300
Lease Right-of-Use Assets	4,478
Lease Obligations	(4,478)
Long-term Liabilities	(4,000)
Total Net Assets	539,810
Goodwill	129,127
Total Estimated Purchase Price	$668,937

During the quarter ended June 30, 2020, we completed the valuation of inventories, intangible assets, lease right-of-use assets, and lease obligations. These final values, which are disclosed in the above table, resulted in minor changes from the amounts disclosed in our fiscal 2020 Form 10-K.

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

The following table is a summary of the fair value estimates of the identifiable intangible assets (dollars in thousands) and their weighted-average useful lives:

	Weighted-Average Life	Estimated Fair Value
Permits	20	$1,500
Customer Relationships	15	35,300
Trade Name and Technology	10	1,500
Total Intangible Assets		$38,300

Actual and pro forma impact of Kosmos Acquisition: The following table presents the net sales and Operating Earnings related to the Kosmos Acquisition that has been included in our Consolidated Statement of Earnings for the three and six months ended September 30, 2020:

	For the Three Months Ended	For the Six Months Ended
	September 30, 2020
	(dollars in thousands)
Revenue	$50,018	$97,573
Operating Earnings	$14,410	$24,970

Operating Earnings shown above for the three and six months ended September 30, 2020 was affected by approximately $5.4 million and $10.7 million related to depreciation and amortization, respectively. Additionally, Operating Earnings for the six months ended September 30, 2020 was affected by approximately $3.7 million, related to the recording of acquired inventory at fair value. There was no effect on the quarter ended September 30, 2020 as all of the acquired inventory was sold in the fiscal first quarter.

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

	For the Three Months Ended	For the Six Months Ended
	September 30, 2019
	Unaudited
	(dollars in thousands, except per share data)
Revenue	$461,402	$861,168
Net Earnings from Continuing Operations	$71,700	$108,269
Earnings per share from Continuing Operations – basic	$1.72	$2.53
Earnings per share from Continuing Operations – diluted	$1.71	$2.52

The pro forma results do not include any anticipated synergies or other expected benefits of the Kosmos Acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the Kosmos Acquisition been consummated as of April 1, 2019.

(E) REVENUE

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard and recycled paperboard. The vast majority of Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard is originated by purchase orders from our customers, who are primarily third-party contractors and suppliers. Revenue from our Recycled Paperboard segment is generated primarily through long-term supply agreements that mature between 2023 and 2025. We invoice customers upon shipment, and our collection terms range from 30-75 days. Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard that is not related to long-term supply agreements is recognized upon shipment of the related products to customers, which is when title and ownership are transferred, and the customer is obligated to pay.

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

(F) ACCOUNTS AND NOTES RECEIVABLE

Accounts and Notes Receivable have been shown net of the allowance for doubtful accounts of $8.0 million and $9.3 million (net of allowance for doubtful accounts related to discontinued operations) at September 30, 2020 and March 31, 2020, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had Notes Receivable totaling approximately $8.3 million at September 30, 2020, which is classified as long-term on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at 3.6%. Remaining unpaid amounts, plus accrued interest, mature in 2026. The notes are collateralized by certain assets of the borrower, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by assessing the timeliness of payments, credit history, credit metrics, and our ongoing interactions with each borrower.

(G) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or net realizable value. Raw Materials and Materials-in-Progress include clinker, which is an intermediary product before it is ground into cement powder. Quantities of Raw Materials and Materials-in-Progress, Aggregates, and coal inventories, are based on measured volumes, subject to estimation based on the size and location of the inventory piles, and converted to tonnage using standard inventory density factors. Inventories consist of the following:

	September 30,	March 31,
	2020	2020
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$84,494	$110,558
Finished Cement	28,866	43,538
Aggregates	3,544	8,416
Gypsum Wallboard	4,015	4,211
Paperboard	4,887	5,715
Repair Parts and Supplies	89,177	88,094
Fuel and Coal	12,123	11,589
	$227,106	$272,121

(H) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	September 30,	March 31,
	2020	2020
	(dollars in thousands)
Payroll and Incentive Compensation	$22,789	$24,904
Benefits	15,362	12,447
Interest	3,811	4,080
Property Taxes	9,435	5,110
Power and Fuel	1,684	1,353
Legal and Professional	11,345	16,096
Sales and use Tax	1,052	1,085
Other	10,667	5,367
	$76,145	$70,442

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

Lease expense for our operating and short-term leases included in continuing operations is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Operating Lease Cost	$1,767	$2,098	$3,563	$4,008
Short-term Lease Cost	857	460	1,607	919
Total Lease Cost	$2,624	$2,558	$5,170	$4,927

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	September 30,	March 31,
	2020	2020
	(dollars in thousands)
Operating Leases:
Operating Lease Right-of-Use Assets	$28,139	$29,483

Current Operating Lease Liabilities	$6,810	$6,585
Noncurrent Operating Lease Liabilities	37,419	40,239
Total Operating Lease Liabilities	$44,229	$46,824

Future payments for operating leases are as follows (dollars in thousands):

Fiscal Year	Amount
2021 (remaining six months)	$4,239
2022	7,556
2023	6,969
2024	6,007
2025	5,651
Thereafter	24,585
Total Lease Payments	$55,007
Less: Imputed Interest	(10,778)
Present Value of Lease Liabilities	$44,229

Weighted-Average Remaining Lease Term (in years)	9.1
Weighted-Average Discount Rate	3.78%

(J) Share-BASED EMPLOYEE COMPENSATION

On August 7, 2013, our stockholders approved the Eagle Materials Inc. Amended and Restated Incentive Plan (the Plan), which increased the shares we are authorized to issue as awards by 3,000,000 (1,500,000 of which may be stock awards). Under the terms of the Plan, we can issue equity awards, including stock options, restricted stock units (RSUs), restricted stock, and stock appreciation rights to employees of the Company and members of the Board of Directors. Awards that were already outstanding prior to the approval of the Plan on August 7, 2013 remained outstanding. The Compensation Committee of our Board of Directors specifies the terms for grants of equity awards under the Plan.

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

Stock option expense for all outstanding stock option awards totaled approximately $1.1 million and $2.8 million for the three and six months ended September 30, 2020, respectively, and $1.2 million and $2.3 million for the three and six months ended September 30, 2019, respectively. At September 30, 2020, there was approximately $8.9  million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.6 years.

The following table represents stock option activity for the six months ended September 30, 2020:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at March 31, 2020	1,160,091	$80.36
Granted	178,946	$60.20
Exercised	(41,519)	$81.90
Cancelled	(12,094)	$91.58
Outstanding Options at September 30, 2020	1,285,424	$79.17
Options Exercisable at September 30, 2020	873,164
Weighted-Average Fair Value of Options Granted During the Year	$22.04

The following table summarizes information about stock options outstanding at September 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$23.17 - $29.84	39,165	0.84	$23.19	39,165	$23.19
$33.43 - $37.34	42,956	1.70	$34.14	42,956	$34.14
$53.22 - $77.67	446,709	6.72	$67.55	255,357	$72.53
$79.73 - $106.24	756,594	6.19	$91.49	535,686	$89.34
	1,285,424	6.06	$79.17	873,164	$78.74

At September 30, 2020, the aggregate intrinsic value for both of the outstanding and exercisable options was approximately $14.3 million and $9.5 million, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2020 was approximately $2.3 million.

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

In August 2020, we granted 26,064 shares of restricted stock to members of the Board of Directors (the Board of Directors Fiscal 2021 Restricted Stock Award). Restrictions on these shares will lapse six months after the date of grant. The Board of Directors Fiscal 2021 Restricted Stock Award was valued at the closing price of the stock at the date of the grant and is being expensed over a six-month period.

The fair value of restricted stock is based on the stock price at the date of grant. The following table summarizes the activity for nonvested restricted shares during the six months ended September 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested Restricted Stock March 31, 2020	233,120	$75.35
Granted	178,373	$63.63
Vested	(49,727)	$66.22
Forfeited	(6,127)	$91.58
Nonvested Restricted Stock at September 30, 2020	355,639	$68.21

During the six months ended September 30, 2020, the weighted-average grant date fair value of restricted shares awarded was $63.63.

Expense related to restricted shares was approximately $2.4 million and $5.4 million for the three and six months ended September 30, 2020, respectively, and $2.7 million and $9.8 million for the three and six months ended September 30, 2019, respectively. At September 30, 2020, there was approximately $17.5 million of unearned compensation from restricted stock, which will be recognized over a weighted-average period of 2.4 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,455,865 at September 30, 2020.

(K) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
Weighted-Average Shares of Common Stock Outstanding	41,450,013	41,572,127	41,430,511	42,714,896
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	414,338	649,394	272,513	700,024
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(320,410)	(509,571)	(191,050)	(550,609)
Restricted Stock Units	105,378	121,825	94,427	121,404
Weighted-Average Common Stock and Dilutive Securities Outstanding	41,649,319	41,833,775	41,606,401	42,985,715
Shares Excluded Due to Anti-dilution Effects	795,382	448,354	929,990	388,058

(L) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit pension plans and defined contribution plans, which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic (benefit) cost for our plans:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$—	$85	$—	$170
Interest Cost of Projected Benefit Obligation	304	338	608	675
Expected Return on Plan Assets	(355)	(426)	(710)	(853)
Recognized Net Actuarial Loss	34	43	67	88
Net Periodic Pension (Benefit) Cost	$(17)	$40	$(35)	$80

(M) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the six months ended September 30, 2020 was approximately 22%, which was lower than the tax rate of 24% for the six months ended September 30, 2019. The effective tax rate is higher than the U.S. Statutory rate of 21% primarily due to state income taxes, partially offset by a benefit recognized related to the reversal of all of our uncertain tax position. The reversal of all of our uncertain tax position was the result of new regulations issued by the U.S. Department of Treasury relating to the interest limitation under IRC section 163(j).

(N) LONG-TERM DEBT

Long-term Debt consists of the following:

	September 30,	March 31,
	2020	2020
	(dollars in thousands)
Revolving Credit Facility	$245,000	$560,000
4.500% Senior Unsecured Notes Due 2026	350,000	350,000
Term Loan	665,000	665,000
Total Debt	1,260,000	1,575,000
Less: Debt Origination Costs	(7,284)	(7,685)
Long-term Debt	$1,252,716	$1,567,315

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

We were in compliance with all financial ratios and tests at September 30, 2020. We had $245.0 million of borrowings outstanding under the Revolving Credit Facility at September 30, 2020. We had $500.0 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit, at September 30, 2020, all of which was available for future borrowings based on our current Leverage Ratio.

The Revolving Credit Facility has a $40.0 million letter of credit facility. The Company pays each lender a participation fee with respect to such lender’s participations in letters of credit, which fee accrues at the same Applicable Rate (as defined in the Revolving Credit Facility) used to determine the interest rate applicable to Eurodollar Revolving Loans (as defined in the Revolving Credit Facility) plus a one-time letter of credit fee to the issuing bank of such letters of credit in an amount equal to 0.125% of the initial stated amount. At September 30, 2020, we had $5.0 million of outstanding letters of credit. We previously provided an irrevocable stand-by letter of credit for any borrowings made by our Joint Venture under its credit facility; however, this credit facility was terminated and the letter of credit cancelled in July 2020.

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

4.500% Senior Unsecured Notes Due 2026

On August 2, 2016, the Company issued $350.0 million aggregate principal amount of 4.500% senior notes (Senior Unsecured Notes) due August 2026. Interest on the Senior Unsecured Notes is payable semiannually on February 1 and August 1 of each year until all of the outstanding notes are paid. The Senior Unsecured Notes rank equal to existing and future senior indebtedness, including the Revolving Credit Facility and the Term Loan. Prior to August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at a price equal to 100% of the principal amount, plus a “make-whole” premium. Beginning August 1, 2021, we may redeem some or all of the Senior Unsecured Notes at the redemption prices set forth below (expressed as a percentage of the principal amount being redeemed):

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

Other Information

We lease one of our cement plants from the city of Sugar Creek, Missouri. The city of Sugar Creek issued industrial revenue bonds to partly finance improvements to the cement plant. The lease payments due to the city of Sugar Creek under the cement plant lease, which was entered into upon the sale of the industrial revenue bonds, are equal in amount to the payments required to be made by the city of Sugar Creek to the holders of the industrial revenue bonds. Because we hold all outstanding industrial revenue bonds, no debt is reflected on our financial statements in connection with our lease of the cement plant. Upon expiration of the lease December 2020, we will exercise our option to purchase the cement plant for a nominal amount.

(O) SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities that earn revenue, incur expenses, and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance. On September 18, 2020, we sold our Oil and Gas Proppants business, which had been reported as an operating segment. The Oil and Gas Proppants business was determined to meet the discontinued operations accounting criteria; therefore, this segment is no longer separately reported in our reportable segment footnote for any of the periods presented. Certain expenses of the Oil and Gas Proppants business that related to assets not included in the sale, namely real property and equipment in south Texas, real property in Illinois, and certain other assets, are included in Other when reconciling segment operating earnings to consolidated operating earnings. See Footnote (C) for more information about the sale of the Oil and Gas Proppants business.

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

Our remaining businesses are organized into two sectors within which there are four reportable business segments. The Heavy Materials sector includes the Cement and Concrete and Aggregates segments. The Light Materials sector includes the Gypsum Wallboard and Recycled Paperboard segments.

Our operations are conducted in the U.S. and include the mining of limestone for the manufacture, production, distribution, and sale of portland cement (a basic construction material which is the essential binding ingredient in concrete); the grinding and sale of slag; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; and the mining and sale of aggregates (crushed stone, sand, and gravel).

We operate eight modern cement plants (one of which is operated through a joint venture located in Buda, Texas), one slag grinding facility, and 29 cement distribution terminals. Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in Colorado, Illinois, Indiana, Iowa, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, and Texas. We operate 20 readymix concrete batch plants and three aggregates processing plants in markets that are complementary to our cement network. On April 17, 2020 we sold our Concrete and Aggregates companies in northern California. See Footnote (C) for more information about the sale.

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

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Revenue -
Cement	$278,062	$227,013	$539,473	$422,326
Concrete and Aggregates	46,300	55,971	90,490	95,749
Gypsum Wallboard	131,210	128,660	261,360	255,384
Paperboard	46,071	41,847	82,815	84,547
	501,643	453,491	974,138	858,006
Less: Intersegment Revenue	(26,766)	(23,034)	(46,972)	(44,679)
Less: Joint Venture Revenue	(27,193)	(29,888)	(52,493)	(57,393)
	$447,684	$400,569	$874,673	$755,934

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Intersegment Revenue -
Cement	$6,267	$6,703	$12,298	$10,956
Concrete and Aggregates	—	407	106	784
Paperboard	20,499	15,924	34,568	32,939
	$26,766	$23,034	$46,972	$44,679
Cement Sales Volume (M tons) -
Wholly Owned	1,947	1,529	3,813	2,847
Joint Venture	233	249	452	481
	2,180	1,778	4,265	3,328

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Operating Earnings -
Cement	$79,913	$66,526	$140,368	$102,647
Concrete and Aggregates	5,255	7,255	10,673	11,689
Gypsum Wallboard	37,606	38,456	78,931	76,388
Paperboard	10,652	10,095	13,547	20,039
Other	—	(955)	—	(1,860)
Sub-Total	133,426	121,377	243,519	208,903
Corporate General and Administrative Expense	(11,109)	(13,458)	(28,898)	(34,712)
Gain on Sale of Businesses	—	—	51,973	—
Other Non-Operating Income (Loss)	(90)	585	(399)	723
Earnings Before Interest and Income Taxes	122,227	108,504	266,195	174,914
Interest Expense, net	(12,556)	(10,137)	(26,597)	(18,983)
Earnings from Continuing Operations Before Income Taxes	$109,671	$98,367	$239,598	$155,931
Cement Operating Earnings -
Wholly Owned	$69,336	$54,169	$121,995	$80,858
Joint Venture	10,577	12,357	18,373	21,789
	$79,913	$66,526	$140,368	$102,647
Capital Expenditures -
Cement	$7,909	$8,209	$18,257	$18,746
Concrete and Aggregates	41	5,496	1,302	6,091
Gypsum Wallboard	4,070	6,443	10,582	8,374
Paperboard	2,665	17,239	10,535	29,599
	$14,685	$37,387	$40,676	$62,810
Depreciation, Depletion, and Amortization -
Cement	$19,258	$13,868	$38,501	$28,086
Concrete and Aggregates	2,698	2,754	5,419	4,945
Gypsum Wallboard	5,661	5,147	10,861	10,099
Paperboard	3,344	2,203	6,696	4,366
Corporate and Other	1,201	598	2,501	1,195
	$32,162	$24,570	$63,978	$48,691

Discontinued Operations
Capital Expenditures	$—	$—	$—	$65
Depreciation, Depletion, and Amortization	$100	$3,803	$221	$7,642

	September 30,	March 31,
	2020	2020
	(dollars in thousands)
Identifiable Assets
Cement	$1,952,280	$1,980,306
Concrete and Aggregates	96,566	136,041
Gypsum Wallboard	369,966	375,946
Paperboard	193,259	183,288
Assets of Discontinued Operations	—	13,831
Other, net	259,212	271,608
	$2,871,283	$2,961,020

The Capital Expenditures for the six months ended September 30, 2019 disclosed above differs from the capital expenditures on the Unaudited Consolidated Statement of Cash Flows as it includes $2.9 million of capital expenditures that were accrued at September 30, 2019 and therefore not included in the Statement of Cash Flows. See Footnote (B) for more information.

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

The segment breakdown of Goodwill is as follows:

	September 30,	March 31,
	2020	2020
	(dollars in thousands)
Cement	$203,342	$205,797
Concrete and Aggregates	1,639	1,639
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$329,137	$331,592

Summarized financial information for the Joint Venture that is not consolidated is set out below (this summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Revenue	$54,387	$59,775	$104,987	$115,617
Gross Margin	$23,004	$26,191	$39,769	$46,056
Earnings Before Income Taxes	$21,154	$24,713	$36,745	$43,577

	September 30,	March 31,
	2020	2020
	(dollars in thousands)
Current Assets	$70,185	$77,331
Non-Current Assets	$101,889	$93,093
Current Liabilities	$16,917	$17,197

(P) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Interest Income	$(40)	$(7)	$(40)	$(11)
Interest Expense	11,672	9,861	24,692	18,432
Other Expenses	924	283	1,945	562
Interest Expense, net	$12,556	$10,137	$26,597	$18,983

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs.

(Q) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation and auto and general liability self-insurance. At September 30, 2020, we had contingent liabilities under these outstanding letters of credit of approximately $5.0 million.

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

We are currently contingently liable for performance under $27.8 million in performance bonds required by certain states and municipalities and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

(R) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Unsecured Notes at September 30, 2020 is as follows:

Fair Value
(dollars in thousands)
4.500% Senior Unsecured Notes Due 2026	$364,613

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash, restricted cash, cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities approximate their fair values at September 30, 2020, due to the short-term maturities of these assets and liabilities. The fair value of our Revolving Credit Facility and Term Loan also approximates their carrying values at September 30, 2020.

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

On September 18, 2020, we sold our Oil and Gas Proppants business, which had been reported as an operating segment, resulting in a gain of approximately $9.2 million. Because the sale of the Oil and Gas Proppants business was determined to meet the discontinued operations accounting criteria, this segment is no longer separately reported in our reportable segment footnote for any of the periods presented. See Footnote (C) in the Unaudited Consolidated Financial Statements for more information about the sale of the Oil and Gas Proppants business.

Our remaining businesses are organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the three and six months ended September 30, 2020 and 2019, respectively, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard.

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

All our business activities are conducted in the United States. These activities include the mining of limestone for the manufacture, production, distribution, and sale of portland cement (a basic construction material that is the essential binding ingredient in concrete); the grinding and sale of slag; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; and the mining and sale of aggregates (crushed stone, sand, and gravel).

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

On August 2, 2019, we acquired the assets of a readymix concrete and aggregates business in Northern Nevada (the ConAgg Acquisition). The purchase price (Purchase Price) of the ConAgg Acquisition was approximately $30.4 million. The Purchase Price and expenses incurred in connection with the ConAgg Acquisition were funded through operating cash flows and borrowings under our Revolving Credit Facility. The ConAgg Acquisition’s assets and operating results are included in our Concrete and Aggregates segment reporting from August 2, 2019 through March 31, 2020, and for the six months ended September 30, 2020.

On March 6, 2020, we acquired the assets of Kosmos Cement Company (Kosmos), a joint venture between CEMEX S.A.B. de C.V. and Buzzi Unicem S.p.A. for approximately $669 million (the Kosmos Acquisition). The Kosmos Acquisition included (i) a cement plant located in Louisville, Kentucky, (ii) a limestone quarry located in Battletown, Kentucky, (iii) cement distribution terminals located in Indianapolis, Indiana; Cincinnati, Ohio; Pittsburgh, Pennsylvania; Charleston, West Virginia; Ceredo, West Virginia; Mt. Vernon, Indiana; and Lexington, Kentucky, and (iv) certain other properties and assets used by Kosmos in connection with the foregoing (collectively, the Kosmos Business). We also assumed certain liabilities and obligations of Kosmos relating to the Kosmos Business, including contractual obligations, reclamation obligations, and various other liabilities and obligations arising out of or relating to the Kosmos Business. We funded the payment of the purchase price and expenses incurred in connection with the transaction through a combination of cash on hand and a syndicated term loan facility. The Kosmos Business’ assets and operating results are included in our Cement segment reporting from March 6, 2020 through March 31, 2020, and for the six months ended September 30, 2020.

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

As previously announced on May 30, 2019, the Company plans to separate its Heavy Materials and Light Materials businesses into two independent, publicly traded corporations by means of a tax-free spin-off to Eagle shareholders. We remain committed to the separation and continue to make preparations to ensure that the two businesses are well-positioned for the separation, although the timing of the separation remains uncertain given the effects of the COVID-19 pandemic.

MARKET CONDITIONS AND OUTLOOK

To date, we have not been materially affected by the extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the spread of COVID-19.

Our second quarter results reflected another strong quarter for Eagle.  Our end markets have remained resilient despite the COVID-related uncertainty.   Our regional construction markets continued to outperform the national average and sales volume performance in both of our major business lines continued to improve – our wallboard shipments were up 6% and our organic cement sales volume was up 1%.

For the short term, we are well positioned to manage our cost structure and meet our customer needs.  Our substantial raw material reserves support our low-cost producer position and during the early summer we implemented cement price increases across all of our markets and we have an announced wallboard price increase to be implemented in early November.  Recycled fiber prices retreated from their spring highs and have largely been flat since July.

For the intermediate term, we are closely monitoring the disruptions caused by the COVID-19 pandemic, including potential second wave issues, and any responses designed to contain its spread and their possible impact on our business and our customers.  While, recent economic data has been more constructive than many expected earlier this year, the extent to which the spread of COVID-19 will impact the national and local economies in which we operate, and ultimately our business, will depend on numerous factors, which are highly uncertain and difficult to predict; therefore, we continue to prepare for a broad range of economic outcomes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED september 30, 2020 Compared WITH THREE MONTHS ENDED sEPTEMBER 30, 2019

	For the Three Months Ended September 30,
	2020	2019	Change
	(dollars in thousands, except per share)
Revenue	$447,684	$400,569	12%
Cost of Goods Sold	(324,835)	(291,549)	11%
Gross Profit	122,849	109,020	13%
Equity in Earnings of Unconsolidated Joint Venture	10,577	12,357	(14)%
Corporate General and Administrative	(11,109)	(13,458)	(17)%
Other Non-Operating Income (Loss)	(90)	585	(115)%
Interest Expense, net	(12,556)	(10,137)	24%
Earnings from Continuing Operations Before Income Taxes	109,671	98,367	11%
Income Tax Expense	(19,800)	(23,303)	(15)%
Net Earnings from Continuing Operations	89,871	75,064	20%
Net Earnings (Loss) from Discontinued Operations	$6,163	$(3,271)	-288%
Net Earnings	$96,034	$71,793	34%
Diluted Earnings per Share from Continuing Operations	$2.16	$1.80	20%

REVENUE

Revenue increased by $47.1 million, or 12%, to $447.7 million for the three months ended September 30, 2020. The Kosmos Acquisition contributed $50.0 million of Revenue for the three months ended September 30, 2020, while Western and Mathews contributed $9.6 million of Revenue for the three months ended September 30, 2019. Excluding the acquisition and dispositions, Revenue improved by $6.7 million, or 2%. The increase was due to higher gross sales prices, which positively affected Revenue by approximately $7.1 million. This was partially offset by lower Sales Volume, which negatively affected Revenue by $0.4 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $33.3 million, or 11%, to $324.8 million for the three months ended September 30, 2020. The Kosmos Acquisition contributed $35.6 million of Cost of Goods Sold for the three months ended September 30, 2020, while Western and Mathews contributed $8.1 million of Cost of Goods Sold for the three months ended September 30, 2019. Excluding the acquisitions and dispositions, Cost of Goods Sold increased by $5.8 million, or 2%. The increase in Cost of Goods Sold was due to higher operating costs of approximately $7.3 million, partially offset by lower Sales Volume of $1.6 million. The incease in operating costs was primarily related to our Cement and Concrete and Aggregates segments, which are discussed further on pages 31-32.

GROSS PROFIT

Gross Profit increased 13% to $122.8 million during the three months ended September 30, 2020. Excluding the acquisitions and dispositions, Gross Profit rose by $0.9 million, or 1%. The improvement in Gross Profit was primarily due to higher gross sales prices, partially offset by increased operating costs. The gross margin decreased to 27% from 28%, primarily because of increased operating costs, partially offset by higher gross sales prices.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased $1.8 million, or 14%, for the three months ended September 30, 2020. The decline was primarily due to lower net sales prices and Sales Volume, which adversely affected earnings by approximately $0.4 million and $1.1 million, respectively, as well as increased operating costs, which lowered operating earnings by approximately $0.3 million.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses declined by approximately $2.4 million, or 17%, for the three months ended September 30, 2020. The decrease was primarily because of lower salary and incentive compensation costs and legal and professional fees of approximately $1.3 million and $1.4 million, respectively. The lower salary and incentive compensation costs were primarily due to the retirement of personnel and the sale of businesses, while the lower legal and professional fees related to amounts spent in the prior fiscal year in connection with our strategic portfolio review.

OTHER NON-OPERATING INCOME (LOSS)

Other Non-Operating Income (Loss) consists of a variety of items that are unrelated to segment operations and include non-inventoried aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $2.5 million, or 24%, during the three months ended September 30, 2020. The increase in Interest Expense, net was primarily due to higher interest on borrowings under our Term Loan of approximately $1.5 million and amortization of related debt issuances costs of $0.6 million. These increases were partially offset by lower interest on our Revolving Credit Facility of approximately $2.8 million and our Unsecured Private Placement Notes, which were paid in full in fiscal 2020, of $0.6 million. The increase in debt issuance costs was related to the issuance of the Term Loan and the amendment of both the Revolving Credit Facility and the Term Loan in April 2020. The lower interest expense on our Revolving Credit Facility was due to reducing our balance by approximately $240.0 million during the three months ended September 30, 2020.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Earnings from Continuing Operations Before Income Taxes increased to $109.7 million during the three months ended September 30, 2020, primarily as a result of higher Gross Profit and lower Corporate General and Administrative Expense. This was partially offset by lower Equity in Earnings of Unconsolidated Joint Venture and increased Interest Expense, net.

INCOME TAX EXPENSE

Income Tax Expense for the three months ended September 30, 2020 declined to $19.8 million from $23.3 million for the three months ended September 30, 2019. The effective tax rate decreased to 18% from 24% in the prior-year period. The decline in the effective tax rate was primarily due to a benefit recognized related to the reversal of all our uncertain tax positions during the three months ended September 30, 2020.

NET EARNINGS FROM CONTINUING OPERATIONS AND DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Net Earnings from Continuing Operations increased 20% to $89.9 million for the three months ended September 30, 2020. Diluted Earnings per Share from Continuing Operations also increased 20% to $2.16 per share.

NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS

Net Earnings from Discontinued Operations increased to $6.2 million during the three months ended September 30, 2020, compared with a Net Loss from Discontinued Operations of $3.3 million for the three months ended September 30, 2019. The increase was due primarily to the recognition of a $9.2 million gain on the sale of the Oil and Gas Proppants business in September 2020.

NET EARNINGS

Net Earnings increased 34% to $96.0 million for the three months ended September 30, 2020.

Six MONTHS ENDED September 30, 2020 Compared WITH SIX MONTHS ENDED SEPTEMBER 30, 2019

	For the Six Months Ended September 30,
	2020	2019	Change
	(dollars in thousands, except per share)
Revenue	$874,673	$755,934	16%
Cost of Goods Sold	(649,527)	(568,820)	14%
Gross Profit	225,146	187,114	20%
Equity in Earnings of Unconsolidated Joint Venture	18,373	21,789	(16)%
Corporate General and Administrative	(28,898)	(34,712)	(17)%
Gain on Sale of Businesses	51,973	—	—
Other Non-Operating Income (Loss)	(399)	723	(155)%
Interest Expense, net	(26,597)	(18,983)	40%
Earnings from Continuing Operations Before Income Taxes	239,598	155,931	54%
Income Tax Expense	(52,636)	(37,534)	40%
Net Earnings from Continuing Operations	186,962	118,397	58%
Net Earnings (Loss) from Discontinued Operations	$5,278	$(5,300)	-200%
Net Earnings	$192,240	$113,097	70%
Diluted Earnings per Share from Continuing Operations	$4.49	$2.75	63%

REVENUE

Revenue increased by $118.8 million, or 16%, to $874.7 million for the six months ended September 30, 2020. The Kosmos Acquisition and ConAgg Acquisition contributed $109.4 million of Revenue for the six months ended September 30, 2020, while Western and Mathews contributed $17.3 million of Revenue for the six months ended September 30, 2019. Excluding the acquisitions and dispositions, Revenue improved by $26.7 million, or 4%. The increase in Revenue was due to higher Sales Volume and gross sales prices, which positively affected Revenue by approximately $20.8 million and $5.9 million, respectively.

COST OF GOODS SOLD

Cost of Goods Sold increased by $80.7 million, or 14%, to $649.5 million for the six months ended September 30, 2020. The Kosmos and ConAgg Acquisitions contributed $83.5 million of Cost of Goods Sold for the six months ended September 30, 2020, while Western and Mathews contributed $14.8 million of Cost of Goods Sold for the six months ended September 30, 2019. Excluding the acquisitions and dispositions, Cost of Goods Sold increased by $12.0 million, or 2%. The higher in Cost of Goods Sold was due to increased Sales Volume of $13.1 million, partially offset by the reduction in operating costs of approximately $1.1 million.

GROSS PROFIT

Gross Profit increased 20% to $225.1 million during the six months ended September 30, 2020. Excluding the acquisitions and dispositions, Gross Profit increased by $14.6 million, or 8%. The increase in Gross Profit was primarily related to higher gross sales prices and increased Sales Volume, as well as lower operating expenses. The gross margin increased to 26% from 25%, primarily because of higher gross sales prices and lower operating expenses.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased $3.4 million, or 16%, for the six months ended September 30, 2020. The decline was primarily due to lower net sales prices and Sales Volume, which adversely affected earnings by approximately $1.3 million and $1.6 million, respectively, as well as increased operating costs, which decreased operating earnings by approximately $0.5 million. The increase in operating costs was primarily related to maintenance, which increased by approximately $0.9 million, partially offset by lower energy costs of $0.4 million.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses declined by approximately $5.8 million, or 17%, for the six months ended September 30, 2020. The decrease was primarily because of lower salary and incentive compensation costs of approximately $5.4 million and legal and professional costs of $0.5 million. The lower salary and incentive compensation costs were primarily due to the acceleration of stock compensation costs of $5.3 million upon the retirement of our Chief Executive Officer in the first quarter of fiscal 2020, while the lower legal and professional fees related to amounts spent in the prior year in connection with our strategic portfolio review, partially offset by increased professional costs associated with the Kosmos Acquisition, as well as the sales of Mathews and Western, and our Oil and Gas Proppants business.

GAIN ON SALE OF BUSINESSES

On April 17, 2020 we sold Western and Mathews for approximately $93.5 million. See Footnote (C) to the Unaudited Consolidated Financial Statements for more information regarding the sale.

OTHER NON-OPERATING INCOME (LOSS)

Other Non-Operating Income (Loss) consists of a variety of items that are unrelated to segment operations and include non-inventoried aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $7.6 million, or 40%, during the six months ended September 30, 2020. The increase in Interest Expense, net was primarily due to higher interest on borrowings under our Term Loan of approximately $9.6 million and amortization of related debt issuances costs of $1.4 million. These increases were partially offset by lower interest on our Revolving Credit Facility of approximately $2.3 million and our Unsecured Private Placement Notes, which were paid in full in fiscal 2020, of $1.1 million. The higher in debt issuance costs were related to the issuance of the Term Loan and the amendment of both the Revolving Credit Facility and the Term Loan in April 2020. The lower interest expense on our Revolving Credit Facility was due to reducing our balance by approximately $315.0 million during the six months ended September 30, 2020.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Earnings from Continuing Operations Before Income Taxes increased to $239.6 million during the six months ended September 30, 2020, primarily as a result of higher Gross Profit and Gain on Sale of Businesses, and lower Corporate General and Administrative Expense. This was partially offset by lower Equity in Earnings of Unconsolidated Joint Venture and increased Interest Expense, net.

INCOME TAX EXPENSE

Income Tax Expense for the six months ended September 30, 2020 increased to $52.6 million from $37.5 million for the six months ended September 30, 2019. The effective tax rate declined to 22% from 24% in the prior-year period. The decrease in the effective tax rate was primarily due to a benefit recognized related to the reversal of all our uncertain tax positions during the six months ended September 30, 2020.

NET EARNINGS FROM CONTINUING OPERATIONS AND DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Net Earnings from Continuing Operations increased 58% to $187.0 million for the six months ended September 30, 2020. Diluted Earnings per Share increased 63% to $4.49 per share.

NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS

Net Earnings from Discontinued Operations increased to $5.3 million during the six months ended September 30, 2020, compared with a Net Loss from Discontinued Operations of $5.3 million for the six months ended September 30, 2019. The increase was due primarily to the recognition of a $9.2 million gain on the sale of the Oil and Gas Proppants business in September 2020.

NET EARNINGS

Net Earnings increased 70% to $192.2 million for the six months ended September 30, 2020.

THREE and six MONTHS ENDED september 30, 2020 COMPARED WITH Three and six months ended September 30, 2019 BY SEGMENT

The following presents results within our two business sectors for the three and six months ended September 30, 2020 and 2019. Revenue and operating results are organized by sector and discussed by individual business segment within each respective business sector.

Heavy Materials

CEMENT (1)

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Gross Revenue, including Intersegment and Joint Venture	$278,062	$227,013	22%	$539,473	$422,326	28%
Less Intersegment Revenue	(6,267)	(6,703)	(7)%	(12,298)	(10,956)	12%
Less Joint Venture Revenue	(27,193)	(29,888)	(9)%	(52,493)	(57,393)	(9)%
Gross Revenue, as reported	$244,602	$190,422	28%	$474,682	$353,977	34%
Freight and Delivery Costs billed to Customers	(18,850)	(15,475)	22%	(35,819)	(28,371)	26%
Net Revenue	$225,752	$174,947	29%	$438,863	$325,606	35%

Sales Volume (M Tons)	2,180	1,778	23%	4,265	3,328	28%
Average Net Sales Price, per ton (2)	$111.59	$109.35	2%	$110.38	$109.51	1%
Operating Margin, per ton	$36.66	$37.42	(2)%	$32.91	$30.84	7%
Operating Earnings	$79,913	$66,526	20%	$140,368	$102,647	37%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Net of freight per ton, including Joint Venture.

Three months ended September 30, 2020

Cement Revenue was $278.1 million, a 22% increase, for the three months ended September 30, 2020. Organic Cement Revenue increased approximately $5.5 million, primarily related to higher gross sales prices.

Cement Operating Earnings increased 20% to $79.9 million for the three months ended September 30, 2020. Excluding $14.4 million of Operating Earnings related to the Kosmos Acquisition, Operating Earnings decreased $1.0 million, or 2%. The decline was due to higher operating costs and product mix, which negatively affected Operating Earnings by approximately $5.1 million and $1.4 million, respectively. This was partially offset by higher gross sales prices, which increased Operating Earnings by $5.5 million. The increase in operating costs was primarily because of a change in the timing of our annual cement maintenance outages. Historically our outages occur in the fiscal first quarter, but we deferred the outages at two of our facilities until the current fiscal quarter, resulting in higher maintenance expense compared to the prior year period. The operating margin remained consistent at 29% during the quarter.

Six months ended September 30, 2020

Cement Revenue was $539.5 million, a 28% increase, for the six months ended September 30, 2020. Organic Cement Revenue increased approximately $24.0 million, and was primarily due to higher gross sales prices and Sales Volume, which improved Cement Revenue by approximately $9.3 million and $14.7 million, respectively.

Cement Operating Earnings increased 37% to $140.4 million for the six months ended September 30, 2020. Excluding $25.0 million of Operating Earnings related to the Kosmos Acquisition, Operating Earnings increased $12.8 million, or 12%. The increase was due to higher gross sales prices and Sales Volume, which positively affected Operating Earnings by approximately $9.3 million and $1.5 million, respectively, as well as lower operating costs which increased Operating Earnings by $2.0 million. The decrease in operating costs was primarily because of lower energy costs. The operating margin increased to 26% from 24%, primarily because of lower operating costs and higher gross sales prices.

CONCRETE AND AGGREGATES

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
	(in thousands, except net sales prices)			(in thousands, except net sales prices)
Gross Revenue, including intersegment	$46,300	$55,971	(17)%	$90,490	$95,749	(5)%
Less intersegment Revenue	—	(407)	(100)%	(106)	(784)	(86)%
Gross Revenue, as reported	$46,300	$55,564	(17)%	$90,384	$94,965	(5)%

Sales Volume -
M Cubic Yards of Concrete	357	428	(17)%	705	738	(4)%
M Tons of Aggregate	475	1,060	(55)%	950	1,859	(49)%
Average Net Sales Price -
Concrete - Per Cubic Yard	$116.55	$107.69	8%	$115.10	$105.94	9%
Aggregates - Per Ton	$10.02	$9.25	8%	$9.90	$9.42	5%

Operating Earnings	$5,255	$7,255	(28)%	$10,673	$11,689	(9)%

Three months ended September 30, 2020

Concrete and Aggregates Revenue decreased 17% to $46.3 million for the three months ended September 30, 2020. Excluding Revenue related to Western and Mathews in fiscal 2020, Revenue increased $0.3 million, or 1%. The primary reason for the increase in Revenue was higher gross sales prices, which positively affected Revenue by $3.5 million. This was partially offset by lower Sales Volume, which reduced Revenue by $3.2 million.

Operating Earnings decreased 28% to approximately $5.3 million. Excluding Operating Earnings related to Western and Mathews in fiscal 2020, Operating Earnings decreased $0.4 million, or 8%. The decline was a result of lower Concrete Sales Volume and higher operating costs, which negatively affected Operating Earnings by approximately $1.8 million and $2.2 million respectively. The decline was partially offset by higher gross sales prices of approximately $3.5 million. The increase in operating costs was primarily because of higher cost of materials of approximately $1.7 million.

Six months ended September 30, 2020

Concrete and Aggregates Revenue decreased 5% to $90.5 million for the six months ended September 30, 2020. Excluding Revenue related to the ConAgg Acquisition and Western and Mathews for the first quarter of fiscal 2021, as well as Western and Mathews in fiscal 2020, Revenue increased $1.0 million, or 1%. The increase in Revenue was primarily related to higher gross sales prices, which positively affected Revenue by $5.4 million. This was partially offset by lower Sales Volume, which reduced Revenue by $4.4 million.

Operating Earnings decreased 28% to approximately $5.3 million. Excluding Operating Earnings related to the ConAgg Acquisition and Western and Mathews for the first quarter of fiscal 2021, and Western and Mathews in fiscal 2020, Operating Earnings increased $0.6 million, or 6%. The increase was due to higher gross sales prices, which positively affected Operating Earnings by $5.4 million, partially offset by lower Sales Volume and higher operating costs, which negatively impacted Operating Earnings by approximately $0.5 million and $4.2 million respectively. The increase in operating costs was primarily because of higher cost of materials of approximately $2.3 million and overhead costs of $1.4 million.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
	(in thousands, except per MSF information)			(in thousands, except per MSF information)
Gross Revenue, as reported	$131,210	$128,660	2%	$261,360	$255,384	2%
Freight and Delivery Costs billed to Customers	(27,977)	(27,811)	—	(55,099)	(54,911)	—
Net Revenue	$103,233	$100,849	2%	$206,261	$200,473	3%

Sales Volume (MMSF)	720	681	6%	1,424	1,341	6%
Average Net Sales Price, per MSF (1)	$143.41	$148.16	(3)%	$144.83	$149.53	(3)%
Freight, per MSF	$38.86	$40.84	(5)%	$38.69	$40.95	(6)%
Operating Margin, per MSF	$52.23	$56.47	(8)%	$55.43	$56.96	(3)%
Operating Earnings	$37,606	$38,456	(2)%	$78,931	$76,388	3%

(1) Net of freight per MSF.

Three months ended September 30, 2020

Gypsum Wallboard Revenue increased 2% to $131.2 million for the three months ended September 30, 2020, primarily related to a 6% increase in Sales Volume. The higher Sales Volume positively affected Revenue by approximately $7.4 million, partially offset by lower gross sales prices, which adversely affected Revenue by $4.9 million. Our market share increased slightly during the three months ended September 30, 2020, due to the strength in our regional markets compared to the national average.

Operating Earnings decreased 2% to $37.6 million, primarily due to lower gross sales prices, which negatively affected Operating Earnings by $4.9 million. The decline was partially offset by higher Sales Volume and lower operating costs that positively affected Operating Earnings by approximately $2.2 million and $1.8 million, respectively. The lower operating costs were primarily related to freight, energy, and maintenance and other, which reduced operating costs by approximately $1.4 million, $0.4 million, and $2.1 million, respectively. These were partially offset by higher paper costs of approximately $2.0 million. The operating margin declined to 29% for the three months ended September 30, 2020, primarily related to lower gross sales prices, partially offset by lower operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Six months ended September 30, 2020

Gypsum Wallboard Revenue increased 2% to $261.4 million for the six months ended September 30, 2020, primarily related to a 6% increase in Sales Volume. The higher Sales Volume positively affected Revenue by approximately $15.8 million, partially offset by lower gross sales prices, which adversely affected Revenue by $9.8 million. Our market share increased slightly during the six months ended September 30, 2020, due to the strength in our regional markets compared to the national average.

Operating Earnings increased 3% to $78.9 million, primarily due to higher Sales Volume and lower operating costs, which positively affected Operating Earnings by $4.7 million and $7.6 million, respectively. This was partially offset by lower gross sales prices that negatively affected Operating Earnings by approximately $9.8 million. The lower operating costs were primarily related to freight, energy, and maintenance, which reduced operating costs by approximately $3.2 million, $1.5 million, and $2.0 million, respectively. The operating margin remained consistent at 30% for the six months ended September 30, 2020, with lower gross sales prices being offset by lower operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2020	2019	Percentage Change	2020	2019	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Gross Revenue, including intersegment	$46,071	$41,847	10%	$82,815	$84,547	(2)%
Less intersegment Revenue	(20,499)	(15,924)	29%	(34,568)	(32,939)	5%
Gross Revenue, as reported	$25,572	$25,923	(1)%	$48,247	$51,608	(7)%
Freight and Delivery Costs billed to Customers	(1,352)	(1,129)	20%	(2,685)	(2,334)	15%
Net Revenue	$24,220	$24,794	(2)%	$45,562	$49,274	(8)%

Sales Volume (M Tons)	87	86	1%	164	167	(2)%
Average Net Sales Price, per ton (1)	$513.11	$475.98	8%	$489.13	$492.71	(1)%
Freight, per ton	$15.54	$13.13	18%	$16.37	$13.98	17%
Operating Margin, per ton	$122.44	$117.38	4%	$82.60	$119.99	(31)%
Operating Earnings	$10,652	$10,095	6%	$13,547	$20,039	(32)%

(1) Net of freight per ton.

Three months ended September 30, 2020

Recycled Paperboard Revenue increased 10% to $46.1 million during the three months ended September 30, 2020. The increase in Revenue was due to higher gross sales prices and Sales Volume, which positively affected Revenue by $3.5 million and $0.8 million, respectively. Higher gross sales prices were due to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 6% to $10.7 million, primarily because of the higher gross sales prices and Sales Volume, which positively affected Operating Earnings by approximately $3.5 million and $0.2 million, respectively. These increases were partially offset by higher operating costs of approximately $3.1 million. The increase in operating costs was primarily due to input costs and depreciation, which increased approximately $2.2 million and $1.1 million, respectively, partially offset by lower energy costs of $0.8 million. Operating margin decreased to 23% from 24%, primarily because of higher operating costs, partially offset by higher gross sales prices.

Six months ended September 30, 2020

Recycled Paperboard Revenue declined 2% to $82.8 million during the six months ended September 30, 2020. The decrease in Revenue was due to lower gross sales prices and Sales Volume, which adversely affected Revenue by $0.2 million and $1.5 million, respectively. Lower gross sales prices were due to the pricing provisions in our long-term sales agreements.

Operating Earnings declined 32% to $13.5 million, primarily because of the decrease in gross sales prices and Sales Volume, and an increase in operating costs, which adversely affected Operating Earnings by approximately $0.2 million, $0.4 million, and $5.9 million, respectively. The increase in operating costs was primarily due to operating inefficiencies in April and May related to start-up of the papermill after the completion of the project to enhance and expand the mill, as well as higher input costs, namely fiber, which lowered Operating Earnings by approximately $2.1 million and $4.5 million, respectively. The increase in fiber cost occurred during the fiscal first quarter, and was due primarily to the decline in generation of OCC due to the shelter-in-place orders issued to combat the COVID-19 pandemic. This was partially offset by lower energy costs of approximately $1.3 million. Operating margin decreased to 16% from 24%, primarily because of higher operating costs and lower gross sales prices.

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

LIQUIDITY AND CAPITAL RESOURCES

Notwithstanding the anticipated challenges associated with COVID-19, we believe at this time we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures, and debt service obligations. We will continue to monitor the impact of COVID-19 on the economy, and on our operations and future liquidity needs, as a continued worldwide disruption of economic activity could materially affect our future access to these sources of liquidity. Please see the Debt Financing Activities section for a discussion of our cash position, credit facility, and the amount of borrowings available to us in the next twelve-month period.

Cash Flow

The following table provides a summary of our cash flows:

	For the Six Months Ended September 30,
	2020	2019
	(dollars in thousands)
Net Cash Provided by Operating Activities	$358,377	$184,696
Investing Activities:
Additions to Property, Plant, and Equipment	(40,676)	(60,007)
Acquisition Spending	—	(30,872)
Proceeds from Sale of Businesses	91,022	—
Net Cash Provided by (Used in) Investing Activities	50,346	(90,879)
Financing Activities:
Increase (Decrease) in Credit Facility	(315,000)	275,000
Dividends Paid to Stockholders	(4,163)	(8,815)
Purchase and Retirement of Common Stock	—	(313,887)
Proceeds from Stock Option Exercises	498	1,767
Payment of Debt Issuance Costs	(1,718)	—
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,130)	(2,799)
Net Cash Provided by (Used in) Financing Activities	(321,513)	(48,734)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$87,210	$45,083

Net Cash Provided by Operating Activities increased by $173.7 million to $358.4 million during the six months ended September 30, 2020. This increase was primarily attributable to higher Net Earnings, net of the Gain on Sale of Businesses, higher dividends from our Joint Venture, and a reduction in the change of working capital, which increased cash flows by approximately $18.0 million, $3.0 million, and $111.1 million, respectively. The change in working capital was primarily related to receiving an income tax refund of approximately $99.7 million that was included in receivables at March 31, 2020. Net Cash Provided by Operating Activities was also positively affected by $45.0 million from the reduction of deferred tax liabilities related to the sale of the Oil and Gas Proppants business.

Working capital declined by $23.2 million to $485.3 million at September 30, 2020, primarily due to lower Inventories and Income Tax Receivables of approximately $45.0 million and $99.7 million, respectively. This was partially offset by higher Accounts and Notes Receivable, Cash, and Restricted Cash of approximately $31.3 million, $82.3 million, and $5.0 million, respectively. The reduction in Inventory was due to increased Revenue and the seasonal nature of our business. The decrease in Income Tax Receivables and increase in Cash was due primarily to receiving our income tax refund during July 2020.

The increase in Accounts and Notes Receivable at September 30, 2020, was primarily related to higher Revenue during the three months ended September 30, 2020, compared with the three months ended March 31, 2020. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 40% at September 30, 2020 and 48% at March 31, 2020. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at September 30, 2020. Notes Receivable are monitored on an individual basis, and no significant deterioration in the collectability of our Notes Receivable was identified at September 30, 2020. We are closely monitoring the impact of COVID-19 on our customers’ ability to pay their outstanding balances.

Our Inventory balance at September 30, 2020 declined by approximately $45.0 million from our balance at March 31, 2020. Within Inventory, raw materials and materials-in-progress, finished cement, and aggregates decreased approximately $26.1 million, $14.6 million, and $4.9 million, respectively. The decline in raw materials and materials-in-progress and cement is consistent with our business cycle: we generally build up clinker inventory over the winter months to meet the demand in the spring and summer. The reduction in aggregates inventory was primarily due to the sale of Western, which had approximately $5.1 million of aggregate inventory at the date of sale. The largest individual balance in our Inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence because our products are basic construction materials.

Net Cash Provided by Investing Activities during the three months ended September 30, 2020 was approximately $50.3 million, compared with Net Cash Used in Investing Activities of $90.9 million during the same period in 2019, an increase of approximately $141.2 million. The increase was primarily related to the $91.0 million of cash received for the sale of businesses, and reductions in capital spending and acquisition spending of $19.3 million and $30.9 million, respectively. The decrease in capital spending was due to our focus on limiting capital expenditures to critical maintenance and safety and regulatory projects as we manage our cash flow in response to COVID-19.

Net Cash Used in Financing Activities was approximately $321.5 million during the six months ended September 30, 2020, compared with $48.7 million in the similar period in 2020. The $272.8 million increase was primarily due to the $315.0 million reduction in net borrowings compared with additional borrowings of $275.0 million in fiscal 2020, as well as a reduction of $313.9 million in repurchase and retirement of common stock.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 51.9% and 47.6%, respectively, at September 30, 2020, compared with 61.7% and 60.0%, respectively, at March 31, 2020.

Debt Financing Activities

Below is a summary of the Company’s debt facilities at September 30, 2020:

Maturity
Revolving Credit Facility	August 2022
4.500% Senior Unsecured Notes	August 2026
Term Loan	August 2022

See Footnote (N) to the Unaudited Consolidated Financial Statements for further details on the Company’s debt facilities, including interest rate, and financial and other covenants and restrictions.

The borrowing capacity or our Revolving Credit Facility is $750.0 million until August 2, 2021, after which the aggregate borrowing capacity will be reduced to $665.0 million. The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At September 30, 2020 we had $5.0 million of outstanding letters of credit. We previously provided an irrevocable stand-by letter of credit for any borrowings made by our Joint Venture under its credit facility; however, this credit facility was terminated and the letter of credit cancelled in July 2020. We are contingently liable for performance under $27.8 million in performance bonds relating primarily to our mining operations. We do not have any off-balance-sheet debt, or any outstanding debt guarantees.

We had $245.0 million of borrowing outstanding under the Revolving Credit Facility at September 30, 2020. We had $500.0 million of available borrowings under the Revolving Credit Facility, net of outstanding letters of credit, at September 30, 2020, all of which was available for future borrowings based on our current Leverage Ratio.

In addition to the Revolving Credit Facility, we have $200.9 million of cash on hand at September 30, 2020, giving us total liquidity of approximately $700.9 million (cash on hand plus Revolving Credit Facility availability).

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

We believe that our cash flow from operations and available borrowings under our Revolving Credit Facility, as well as cash on hand, should be sufficient to meet our currently anticipated operating needs, capital expenditures, and debt service requirements for at least the next 12 months. However, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the construction industry, our ability to maintain compliance with covenants in our Revolving Credit Facility, the level of competition, and general and economic factors beyond our control, such as the continuing impact COVID-19. These and other developments could reduce our cash flow or require that we seek additional sources of funding. We cannot predict what effect these factors will have on our future liquidity. See Market Conditions and Outlook on page 28 for further discussion of the possible effects of COVID-19 on our business.

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

We lease one of our cement plants from the city of Sugar Creek, Missouri. The city of Sugar Creek issued industrial revenue bonds to partly finance improvements to the cement plant. The lease payments due to the city of Sugar Creek under the cement plant lease, which was entered into upon the sale of the industrial revenue bonds, are equal in amount to the payments required to be made by the city of Sugar Creek to the holders of the industrial revenue bonds. Because we hold all outstanding industrial revenue bonds, no debt is reflected on our financial statements in connection with our lease of the cement plant. At the expiration of the lease in December 2020, we will exercise our option to purchase the cement plant for a nominal amount. We also have approximately $44.2 million of lease liabilities at September 30, 2020 that have an average remaining life of approximately 9.1 years.

Dividends

Dividends paid were $4.2 million and $8.8 million, respectively, for the six months ended September 30, 2020 and 2019. On April 13, 2020, we announced the suspension of future quarterly dividends.

Share Repurchases

On April 18, 2019, the Board of Directors authorized us to repurchase an additional 10.0 million shares. This authorization brought the cumulative total of Common Stock our Board has approved for repurchase in the open market to 48.4 million shares since we became publicly held in April 1994. Through September 30, 2020, we have repurchased approximately 41.1 million shares.

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

During the six months ended September 30, 2020, the Company withheld from employees 36,099 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is required once the Restricted Shares or Restricted Shares Units are vested.

Capital Expenditures

The following table details capital expenditures by category:

	For the Six Months Ended September 30,
	2020	2019
	(dollars in thousands)
Land and Quarries	$5,125	$5,000
Plants	29,200	50,858
Buildings, Machinery, and Equipment	6,351	7,017
Total Capital Expenditures	$40,676	$62,875

Capital expenditures for fiscal 2021 are expected to range from $60.0 million to $70.0 million and will be allocated across the Heavy and Light Materials sectors. These estimated capital expenditures are limited to critical maintenance and safety and regulatory projects as we manage our cash flow in response to the COVID-19 pandemic.

The capital expenditures for the six months ended September 30, 2019 disclosed above differs from the capital expenditures on the Unaudited Consolidated Statement of Cash Flows. It includes $2.9 million of capital expenditures that were accrued at September 30, 2019 and therefore not included in the Statement of Cash Flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility and Term Loan. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $750.0 million Revolving Credit Facility and an outstanding Term Loan at September 30, 2020, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $910.0 million of borrowings under the Revolving Credit Facility and Term Loan at September 30, 2020 would increase interest expense by approximately $9.1 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are party to certain legal actions arising from the ordinary course of business. In addition, our operations and properties are subject to extensive and changing federal, state, and local laws; regulations and ordinances governing the protection of the environment; as well as laws relating to worker health and workplace safety. We carefully consider these potential liabilities and the requirements mandated by such laws and regulations and have procedures in place at all of our operating units to monitor compliance. Any matters which are identified as potential exposures under these laws and regulations are carefully reviewed by management to determine our potential liability.

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

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, which began spreading globally in late 2019, a global pandemic and recommended containment and mitigation measures worldwide.  On March 13, 2020, the United States declared a national emergency arising from the COVID-19 pandemic, and several states and municipalities declared public health emergencies.  Since the time of these initial declarations, international, federal, state, and local public health and governmental authorities have taken extraordinary and wide-ranging measures to contain and combat the outbreak and spread of COVID-19, including quarantines, “shelter-in-place” orders, and mandates and recommendations for individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  Some of these measures have now been lifted or modified, but others have been extended or remain in place.  Moreover, despite these measures, COVID-19 has continued to spread in many areas within the United States, with a number of states currently experiencing the highest level of new cases since the start of the pandemic and other states beginning to experience a “second wave” of cases.

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

We are continuing to monitor the COVID-19 pandemic and its likely effects. The timing of these effects is not expected to be uniform, with some effects having a short-term impact and others likely to be felt for a number of years.  In general, the extent to which the COVID-19 pandemic will ultimately impact our business, operations, financial condition and results of operations will depend on numerous factors, which are highly uncertain, rapidly changing and cannot be predicted. These factors include:

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

EAGLE MATERIALS INC.
Registrant

October 29, 2020	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

October 29, 2020	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

October 29, 2020	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)