Form 10-Q
period 2020-12-31
EAGLE MATERIALS INC
filed 2021-01-28
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of January 25, 2021, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	42,001,634

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
	(dollars in thousands, except share and per share data)
Revenue	$404,667	$342,904	$1,279,340	$1,098,838
Cost of Goods Sold	291,288	249,701	940,815	818,521
Gross Profit	113,379	93,203	338,525	280,317
Equity in Earnings of Unconsolidated Joint Venture	10,083	10,700	28,456	32,489
Corporate General and Administrative Expense	(11,327)	(13,794)	(40,225)	(48,506)
Gain on Sale of Businesses	—	—	51,973	—
Impairment Losses	—	(25,131)	—	(25,131)
Other Non-Operating Income	2,297	722	1,898	1,445
Interest Expense, Net	(9,360)	(9,543)	(35,957)	(28,526)
Earnings from Continuing Operations before Income Taxes	105,072	56,157	344,670	212,088
Income Taxes	(23,879)	(12,683)	(76,515)	(50,217)
Earnings from Continuing Operations	81,193	43,474	268,155	161,871
Earnings (Loss) from Discontinued Operations, net of Income Taxes	—	(158,106)	5,278	(163,406)
Net Earnings (Loss)	$81,193	$(114,632)	$273,433	$(1,535)

BASIC EARNINGS PER SHARE
Continuing Operations	$1.96	$1.05	$6.47	$3.83
Discontinued Operations	—	(3.82)	0.13	(3.87)
Net Earnings	$1.96	$(2.77)	$6.60	$(0.04)
DILUTED EARNINGS PER SHARE
Continuing Operations	$1.94	$1.04	$6.43	$3.81
Discontinued Operations	—	(3.80)	0.13	(3.85)
Net Earnings	$1.94	$(2.76)	$6.56	$(0.04)
AVERAGE SHARES OUTSTANDING
Basic	41,494,149	41,314,289	41,451,801	42,246,329
Diluted	41,834,590	41,615,495	41,682,541	42,527,360
CASH DIVIDENDS PER SHARE	$—	$0.10	$0.10	$0.30

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS) (unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
	(dollars in thousands)
Net Earnings (Loss)	$81,193	$(114,632)	$273,433	$(1,535)
Net Actuarial Change in Defined Benefit Plans:
Amortization of net actuarial loss	34	43	101	131
Tax expense	(9)	(10)	(25)	(30)
Comprehensive Earnings (Loss)	$81,218	$(114,599)	$273,509	$(1,434)

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	December 31,	March 31,
	2020	2020
	(dollars in thousands)
ASSETS
Current Assets -
Cash and Cash Equivalents	$142,784	$118,648
Restricted Cash	5,000	—
Accounts and Notes Receivable, net	142,467	145,808
Inventories	228,667	272,121
Income Tax Receivable	1,900	128,413
Prepaid and Other Assets	7,740	6,135
Current Assets of Discontinued Operations	—	7,092
Total Current Assets	528,558	678,217
Property, Plant, and Equipment, net	1,680,646	1,756,417
Notes Receivable	8,353	9,139
Investment in Joint Venture	74,914	73,958
Operating Lease Right-of-Use Assets	26,927	29,483
Goodwill and Intangible Assets, net	393,454	396,463
Other Assets	12,186	10,604
Assets of Discontinued Operations	—	6,739
	$2,725,038	$2,961,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$71,596	$84,183
Accrued Liabilities	84,914	70,442
Operating Lease Liabilities	6,551	6,585
Current Liabilities of Discontinued Operations	—	8,487
Total Current Liabilities	163,061	169,697
Long-term Debt	1,008,345	1,567,315
Noncurrent Operating Lease Liabilities	35,896	40,239
Other Long-term Liabilities	41,495	33,832
Deferred Income Taxes	215,059	166,667
Liabilities of Discontinued Operations	—	15,427
Total Liabilities	1,463,856	1,993,177
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 41,939,310 and 41,649,041 Shares, respectively	419	416
Capital in Excess of Par Value	30,516	10,943
Accumulated Other Comprehensive Losses	(3,251)	(3,581)
Retained Earnings	1,233,498	960,065
Total Stockholders’ Equity	1,261,182	967,843
	$2,725,038	$2,961,020

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended December 31,
	2020	2019
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings (Loss)	$273,433	$(1,535)
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity -
Depreciation, Depletion and Amortization	96,279	84,944
Impairment Losses	—	224,267
Deferred Income Tax Provision	48,392	(40,396)
Stock Compensation Expense	12,057	16,407
Gain on Sale of Subsidiaries	(61,203)	—
Equity in Earnings of Unconsolidated Joint Venture	(28,456)	(32,489)
Distributions from Joint Venture	27,500	25,500
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	6,859	(12,171)
Inventories	37,084	36,595
Accounts Payable and Accrued Liabilities	5,572	(10,006)
Other Assets	(2,013)	4,003
Income Taxes Payable (Receivable)	126,513	25,500
Net Cash Provided by Operating Activities	542,017	320,619
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(45,541)	(84,056)
Acquisition Spending	—	(30,424)
Proceeds from Sale of Businesses	91,022	—
Net Cash Provided by (Used in) Investing Activities	45,481	(114,480)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	(560,000)	275,000
Repayment of Private Placement Unsecured Notes	—	(36,500)
Dividends Paid to Stockholders	(4,163)	(13,131)
Purchase and Retirement of Common Stock	—	(313,887)
Proceeds from Stock Option Exercises	8,649	2,996
Payment of Debt Issuance Costs	(1,718)	—
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,130)	(2,963)
Net Cash Used in Financing Activities	(558,362)	(88,485)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	29,136	117,654
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	118,648	8,601
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$147,784	$126,255

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2019	$451	$—	$1,212,352	$(3,316)	$1,209,487
Net Earnings	—	—	41,304	—	41,304
Stock Option Exercises and Restricted Share Vesting	—	396	—	—	396
Purchase and Retirement of Common Stock	(23)	(7,748)	(190,584)	—	(198,355)
Dividends to Stockholders	—	—	(4,316)	—	(4,316)
Stock Compensation Expense	1	8,218	—	—	8,219
Shares Redeemed to Settle Employee Taxes	—	(866)	—	—	(866)
Cumulative Effect of Change in Accounting for Leases	—	—	(636)	—	(636)
Unfunded Pension Liability, net of tax	—	—	—	33	33
Balance at June 30, 2019	$429	$—	$1,058,120	$(3,283)	$1,055,266
Net Earnings	—	—	71,793	—	71,793
Stock Option Exercises and Restricted Share Vesting	—	1,371	—	—	1,371
Purchase and Retirement of Common Stock	(13)	(366)	(115,153)	—	(115,532)
Dividends to Stockholders	—	—	(4,163)	—	(4,163)
Stock Compensation Expense	—	3,918	—	—	3,918
Shares Redeemed to Settle Employee Taxes	—	(1,933)	—	—	(1,933)
Unfunded Pension Liability, net of tax	—	—	—	35	35
Balance at September 30, 2019	$416	$2,990	$1,010,597	$(3,248)	$1,010,755
Net Loss	—	—	(114,632)	—	(114,632)
Stock Option Exercises and Restricted Share Vesting	—	1,229	—	—	1,229
Dividends to Stockholders	—	—	(4,164)	—	(4,164)
Stock Compensation Expense	—	4,270	—	—	4,270
Shares Redeemed to Settle Employee Taxes	—	(164)	—	—	(164)
Unfunded Pension Liability, net of tax	—	—	—	33	33
Balance at December 31, 2019	$416	$8,325	$891,801	$(3,215)	$897,327

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2020	$416	$10,943	$960,065	$(3,581)	$967,843
Net Earnings	—	—	96,206	—	96,206
Stock Compensation Expense	2	4,758	—	—	4,760
Shares Redeemed to Settle Employee Taxes	—	(1,130)	—	—	(1,130)
Sale of Business with Unfunded Pension Liability	—	—	—	254	254
Unfunded Pension Liability, net of tax	—	—	—	25	25
Balance at June 30, 2020	$418	$14,571	$1,056,271	$(3,302)	$1,067,958
Net Earnings	—	—	96,034	—	96,034
Stock Compensation Expense	—	3,515	—	—	3,515
Stock Option Exercises and Restricted Share Vesting	—	498	—	—	498
Unfunded Pension Liability, net of tax	—	—	—	26	26
Balance at September 30, 2020	$418	$18,584	$1,152,305	$(3,276)	$1,168,031
Net Earnings	—	—	81,193	—	81,193
Stock Compensation Expense	—	3,782	—	—	3,782
Stock Option Exercises and Restricted Share Vesting	1	8,150	—	—	8,151
Unfunded Pension Liability, net of tax	—	—	—	25	25
Balance at December 31, 2020	$419	$30,516	$1,233,498	$(3,251)	$1,261,182

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three- and nine-month periods ended December 31, 2020 include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 22, 2020.

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

Recent Accounting Pronouncements

RECENTLY ADOPTED

In June 2016, the FASB issued ASU 2016-13, which is an update on the measurement of credit losses on financial instruments, which requires entities to use a forward-looking approach based on expected losses, rather than the incurred losses model to estimate credit losses on certain types of financial instruments, including Accounts and Notes Receivable. The application of the forward-looking model may result in earlier recognition of allowances for losses than the incurred losses model. The adoption of this standard on April 1, 2020 did not have a material effect on our consolidated financial statements and disclosures.

PENDING ADOPTION

In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes, eliminates certain exceptions within existing income tax guidance, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We do not expect the adoption of this standard will have a material impact on our consolidated financial statements.

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Nine Months Ended December 31,
	2020	2019
	(dollars in thousands)
Cash Payments:
Interest	$30,107	$25,490
Income Taxes	30,816	20,046
Operating Cash Flows used for Operating Leases	8,691	11,562

Non-Cash Financing Activities:
Property and Equipment Purchases Included in Accrued Liabilities	$—	$2,675

(C) DISCONTINUED OPERATIONS AND OTHER DISPOSITIONS

Discontinued Operations

On May 30, 2019, the Company announced it was actively pursuing alternatives for its Oil and Gas Proppants business. On September 18, 2020, we sold our Oil and Gas Proppants business (the “Proppants Business”) to Smart Sand, Inc., a Delaware corporation (the “Purchaser”), pursuant to an Equity Purchase and Sale Agreement (the “Purchase Agreement”) between the Company and the Purchaser. The sale of this business excluded certain assets, namely real property and equipment in south Texas, real property in Illinois and certain other assets. The purchase price (the “Purchase Price”) paid by the Purchaser for the acquisition of the Proppants Business was $2.0 million paid in shares of common stock of the Purchaser. The shares delivered to the Company by the Purchaser are not registered under federal or state securities laws, and must be held at least six months, and possibly longer, before they can be sold. The shares were valued at the date of sale, and at December 31, 2020, using Level 1 inputs at the quoted market price of the shares, less a discount for the required holding period. The shares are classified as Other Assets in our Consolidated Balance Sheet at December 31, 2020. Shares representing $0.3 million of the Purchase Price are being held in escrow as a source of recovery for any indemnification claims by the Purchaser.

In connection with the execution of the Purchase Agreement, we also entered into a Loan and Security Agreement, dated September 18, 2020 (the “Loan and Security Agreement”), by and among the Company, as lender; the Purchaser, as borrower; and other parties thereto. Pursuant to the Loan and Security Agreement, the Company will loan the Purchaser up to $5.0 million for working capital and operating, maintenance, and administrative expenses of the Proppants Business during the one-year period following the closing. The Company has deposited the $5.0 million into an escrow account. Up to 50% of the amounts outstanding under the Loan and Security Agreement may be repaid by the Purchaser in shares of the Purchaser’s common stock. Borrowings under the Loan and Security Agreement will bear interest at a fixed rate of 6.00% per annum during the one-year period following the closing. Any amounts outstanding after the one-year period will bear interest at a fixed rate of 8.00% per annum and will mature on September 18, 2024. There were no outstanding borrowings at December 31, 2020. The $5.0 million in the escrow account at December 31, 2020 is classified as Restricted Cash on the Consolidated Balance Sheet.

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

The following is a summary of operating results included in Earnings (Loss) from Discontinued Operations for the three and nine months ended December 31, 2020 and 2019.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
	(dollars in thousands)
Revenue	$—	$7,345	$1,045	$36,534
Cost of Goods Sold	—	13,034	3,415	49,502
Gross Profit	—	(5,689)	(2,370)	(12,968)
Other Non-Operating Income	—	103	226	522
Gain on Sale of Discontinued Operations	—	—	9,230	—
Impairment Losses	—	(199,136)	—	(199,136)
Earnings (Loss) from Discontinued Operations	—	(204,722)	7,086	(211,582)
Income Tax (Expense) Benefit	—	46,616	(1,808)	48,176
Net Earnings (Loss) from Discontinued Operations	$—	$(158,106)	$5,278	$(163,406)

The significant components of our Consolidated Statements of Cash Flows for discontinued operations for the nine months ended December 31, 2020 and 2019 are as follows:

	For the Nine Months Ended December 31,
	2020	2019
	(dollars in thousands)
Depreciation and Amortization	$221	$11,087
Gain on Sale	(9,230)	—
Impairment Losses	—	199,136
Net Change in Inventory	—	2,028
Capital Expenditures	—	151

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

Revenue and Operating Earnings from Western and Mathews, collectively, for the three and nine months ended December 31, 2020 and 2019 were as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
	(dollars in thousands)
Revenue	$—	$7,872	$1,692	$25,248
Operating Earnings	$—	$1,167	$142	$3,680

(D) ACQUISITION

Kosmos Acquisition

On March 6, 2020, we acquired the assets of Kosmos Cement Company (Kosmos), a joint venture between CEMEX S.A.B. de C.V. and Buzzi Unicem S.p.A. (the Kosmos Acquisition). The Kosmos Acquisition included (i) a cement plant located in Louisville, Kentucky, (ii) a limestone quarry located in Battletown, Kentucky, (iii) cement distribution terminals located in Indianapolis, Indiana; Cincinnati, Ohio; Pittsburgh, Pennsylvania; Charleston, West Virginia; Ceredo, West Virginia; Mt. Vernon, Indiana; and Lexington, Kentucky, and (iv) certain other properties and assets used by Kosmos in connection with the foregoing (collectively, the Kosmos Business). We assumed certain liabilities and obligations of Kosmos relating to the Kosmos Business, including contractual obligations, reclamation obligations, and various other liabilities arising out of or relating to the Kosmos Business. The Kosmos Business is included in the Cement segment of our Heavy Materials sector.

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

The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed as of December 31, 2020:

(dollars in thousands)
Inventories	$28,568
Property, Plant, and Equipment	476,698
Intangible Assets	38,300
Lease Right-of-Use Assets	4,478
Lease Obligations	(4,478)
Long-term Liabilities	(3,756)
Total Net Assets	539,810
Goodwill	129,127
Total Estimated Purchase Price	$668,937

During the quarter ended June 30, 2020, we completed the valuation of inventories, intangible assets, lease right-of-use assets, and lease obligations, and during the quarter ended December 31, 2020, we finalized the valuation of our asset retirement obligation. These final values, which are disclosed in the above table, resulted in minor changes from the amounts disclosed in our fiscal 2020 Form 10-K.

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

Actual and pro forma impact of Kosmos Acquisition: The following table presents the Revenue and Operating Earnings related to the Kosmos Acquisition that has been included in our Consolidated Statement of Earnings for the three and nine months ended December 31, 2020:

	For the Three Months Ended	For the Nine Months Ended
	December 31, 2020
	(dollars in thousands)
Revenue	$45,407	$142,980
Operating Earnings	$13,316	$38,286

Operating Earnings shown above for the three and nine months ended December 31, 2020 was affected by approximately $5.4 million and $16.1 million, respectively, related to depreciation and amortization. Additionally, Operating Earnings for the nine months ended December 31, 2020 was affected by approximately $3.7 million, related to the recording of acquired inventory at fair value. There was no effect on the quarter ended December 31, 2020, as all of the acquired inventory was sold in the fiscal first quarter.

The unaudited pro forma results presented below include the effects of the Kosmos Acquisition as if it had been consummated as of April 1, 2019. The pro forma results include estimates for depreciation from fair value adjustments to acquired Property and Equipment, amortization for acquired Intangible Assets, the Inventory step-up to fair value, and interest expense associated with debt used to fund the Kosmos Acquisition. To better reflect the combined operating results, approximately $5.6 million of material nonrecurring charges directly related to the Kosmos Acquisition have been excluded from pro forma Net Income.

	For the Three Months Ended	For the Nine Months Ended
	December 31, 2019
	Unaudited
	(dollars in thousands, except per share data)
Revenue	$393,336	$1,225,314
Net Earnings from Continuing Operations	$49,495	$183,498
Earnings Per Share from Continuing Operations – basic	$1.20	$4.34
Earnings Per Share from Continuing Operations – diluted	$1.20	$4.31

The pro forma results do not include any anticipated synergies or other expected benefits from the Kosmos Acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the Kosmos Acquisition been consummated as of April 1, 2019.

(E) REVENUE

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard, and recycled paperboard. The vast majority of Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard is originated by purchase orders from our customers, who are primarily third-party contractors and suppliers. Revenue from our Recycled Paperboard segment is generated primarily through long-term supply agreements maturing between 2023 and 2025. We invoice customers upon shipment, and our collection terms range from 30-75 days. Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard that is not related to long-term supply agreements is recognized upon shipment of the related products to customers, which is when title and ownership are transferred, and the customer is obligated to pay.

Revenue from sales under our long-term supply agreements is also recognized upon transfer of control to the customer, which generally occurs at the time the product is shipped from the production facility or terminal location. Our long-term supply agreements with customers define, among other commitments, the volume of product we must provide and the volume the customer must purchase by the end of the defined periods. Pricing structures under our agreements are generally market-based but are subject to certain contractual adjustments. Shortfall amounts, if applicable under these arrangements, are constrained and not recognized as Revenue until an agreement is reached with the customer and, therefore, are not subject to the risk of reversal.

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

(F) ACCOUNTS AND NOTES RECEIVABLE

Accounts and Notes Receivable have been shown net of the allowance for doubtful accounts of $8.2 million and $9.3 million (net of allowance for doubtful accounts related to discontinued operations) at December 31, 2020 and March 31, 2020, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had Notes Receivable totaling approximately $8.4 million at December 31, 2020, which is classified as long-term on the balance sheet. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at 3.6%. Remaining unpaid amounts, plus accrued interest, mature in 2026. The notes are collateralized by certain assets of the borrower, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by assessing the timeliness of payments, credit history, credit metrics, and our ongoing interactions with each borrower.

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

	December 31,	March 31,
	2020	2020
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$75,710	$110,558
Finished Cement	34,916	43,538
Aggregates	3,072	8,416
Gypsum Wallboard	4,540	4,211
Paperboard	6,986	5,715
Repair Parts and Supplies	92,119	88,094
Fuel and Coal	11,324	11,589
	$228,667	$272,121

(H) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	December 31,	March 31,
	2020	2020
	(dollars in thousands)
Payroll and Incentive Compensation	$33,101	$24,904
Benefits	16,151	12,447
Interest	7,841	4,080
Property Taxes	4,675	5,110
Power and Fuel	1,959	1,353
Freight	2,167	529
Legal and Professional	11,828	16,096
Sales and Use Tax	1,067	1,085
Other	6,125	4,838
	$84,914	$70,442

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

Lease expense for our operating and short-term leases included in continuing operations is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
	(dollars in thousands)
Operating Lease Cost	$1,642	$2,410	$5,205	$6,418
Short-term Lease Cost	418	149	2,025	1,068
Total Lease Cost	$2,060	$2,559	$7,230	$7,486

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	December 31,	March 31,
	2020	2020
	(dollars in thousands)
Operating Leases:
Operating Lease Right-of-Use Assets	$26,927	$29,483

Current Operating Lease Liabilities	$6,551	$6,585
Noncurrent Operating Lease Liabilities	35,896	40,239
Total Operating Lease Liabilities	$42,447	$46,824

Future payments for operating leases are as follows (dollars in thousands):

Fiscal Year	Amount
2021 (remaining three months)	$2,050
2022	7,556
2023	6,969
2024	6,007
2025	5,651
Thereafter	24,585
Total Lease Payments	$52,818
Less: Imputed Interest	(10,371)
Present Value of Lease Liabilities	$42,447

Weighted-Average Remaining Lease Term (in years)	10.5
Weighted-Average Discount Rate	3.79%

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

2021
Dividend Yield	—
Expected Volatility	37.9%
Risk Free Interest Rate	0.5%
Expected Life	6.0 years

Stock option expense for all outstanding stock option awards totaled approximately $1.1 million and $3.9 million for the three and nine months ended December 31, 2020, respectively, and $1.2 million and $3.5 million for the three and nine months ended December 31, 2019, respectively. At December 31, 2020, there was approximately $7.7  million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

The following table represents stock option activity for the nine months ended December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at March 31, 2020	1,160,091	$80.36
Granted	178,946	$60.20
Exercised	(166,887)	$55.42
Cancelled	(15,094)	$92.51
Options Outstanding at December 31, 2020	1,157,056	$80.68
Options Exercisable at December 31, 2020	747,796
Weighted-Average Fair Value of Options Granted During the Year	$22.04

The following table summarizes information about stock options outstanding at December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$23.17 - $29.84	18,931	0.59	$23.21	18,931	$23.21
$33.43 - $37.34	37,456	1.45	$34.21	37,456	$34.21
$53.22 - $77.67	377,009	6.91	$66.82	185,657	$72.92
$79.73 - $106.24	723,660	6.03	$91.81	505,752	$89.71
	1,157,056	6.08	$80.68	747,796	$81.08

At December 31, 2020, the aggregate intrinsic value for both of the outstanding and exercisable options was approximately $24.5 million and $15.4 million, respectively. The total intrinsic value of options exercised during the nine months ended December 31, 2020 was approximately $6.3 million.

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

In August 2020, we granted 26,064 shares of restricted stock to members of the Board of Directors (the Board of Directors Fiscal 2021 Restricted Stock Award). Restrictions on these shares will lapse six months after the date of grant. The Board of Directors Fiscal 2021 Restricted Stock Award was valued at the closing price of the stock at the date of the grant and was expensed over a six-month period.

The fair value of restricted stock is based on the stock price at the date of grant. The following table summarizes the activity for nonvested restricted shares during the nine months ended December 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested Restricted Stock March 31, 2020	233,120	$75.35
Granted	178,373	$63.63
Vested	(50,378)	$66.13
Forfeited	(9,127)	$71.46
Nonvested Restricted Stock at December 31, 2020	351,988	$68.73

Expense related to restricted shares was approximately $2.8 million and $8.2 million for the three and nine months ended December 31, 2020, respectively, and $3.1 million and $12.9 million for the three and nine months ended December 31, 2019, respectively. At December 31, 2020, there was approximately $14.7 million of unearned compensation from restricted stock, which will be recognized over a weighted-average period of 2.2 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,458,865 at December 31, 2020.

(K) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
Weighted-Average Shares of Common Stock Outstanding	41,494,149	41,314,289	41,451,801	42,246,329
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	807,584	717,028	450,870	705,692
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(650,819)	(548,643)	(344,307)	(549,954)
Restricted Stock Units	183,676	132,821	124,177	125,293
Weighted-Average Common Stock and Dilutive Securities Outstanding	41,834,590	41,615,495	41,682,541	42,527,360
Shares Excluded Due to Anti-dilution Effects	413,656	655,889	757,879	657,964

(L) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit pension plans and defined contribution plans, which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and the employee’s qualifying compensation over the last few years of employment.

The following table shows the components of net periodic (benefit) cost for our plans:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$—	$85	$—	$255
Interest Cost of Projected Benefit Obligation	304	338	912	1,013
Expected Return on Plan Assets	(355)	(426)	(1,065)	(1,279)
Recognized Net Actuarial Loss	34	43	101	131
Net Periodic Pension (Benefit) Cost	$(17)	$40	$(52)	$120

(M) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the nine months ended December 31, 2020 was approximately 22%, which was lower than the tax rate of 24% for the nine months ended December 31, 2019. The effective tax rate is higher than the U.S. Statutory rate of 21% primarily due to state income taxes, partially offset by a benefit recognized related to the reversal of all of our uncertain tax positions. The reversal of all of our uncertain tax position was the result of new regulations issued by the U.S. Department of Treasury relating to the interest limitation under IRC section 163(j).

(N) LONG-TERM DEBT

Long-term Debt consists of the following:

	December 31,	March 31,
	2020	2020
	(dollars in thousands)
Revolving Credit Facility	$—	$560,000
4.500% Senior Unsecured Notes Due 2026	350,000	350,000
Term Loan	665,000	665,000
Total Debt	1,015,000	1,575,000
Less: Debt Origination Costs	(6,655)	(7,685)
Long-term Debt	$1,008,345	$1,567,315

Credit Facility

On January 13, 2021 we amended our revolving credit facility (the Revolving Credit Facility) to extend the maturity date with respect to certain lender commitments thereunder from August 2, 2021 to August 2, 2022. The borrowing capacity under the Revolving Credit Facility is $750.0 million, and as a result of this amendment, all lender commitments under the Revolving Credit Facility now mature on August 2, 2022. The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million.

Borrowings under the Revolving Credit Facility are guaranteed by all of the Company’s material subsidiaries.  The debt under the Revolving Credit Facility is not rated by ratings agencies.  At the Company’s option, principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate equal to either (i) the Adjusted LIBO Rate (as defined in the Revolving Credit Facility) plus an agreed spread ranging from 150 to 250 basis points, which is established quarterly based on the Company's then Leverage Ratio (as defined in the Revolving Credit Facility); or (ii) an Alternate Base Rate (as defined in the Revolving Credit Facility), which is the highest of (a) the Prime Rate (as defined in the Revolving Credit Facility), (b) the NYFRB (as defined in the Revolving Credit Facility) plus ½ of 1%, and (c) the Adjusted LIBO Rate for a one-month interest period on such day, plus 1.0%, in each case plus an agreed upon spread ranging from 50 to 150 basis points, which is established quarterly based on the Company's then Leverage Ratio. In the case of loans bearing interest at a rate based on the Alternate Base Rate, interest payments are payable quarterly. In the case of loans bearing interest at a rate based on the Adjusted LIBO Rate, interest is payable at the end of the relevant Interest Period (as defined in the Revolving Credit Facility) for such borrowing unless such Interest Period is for more than three months duration, in which case such interest is payable at intervals of three months duration after the first day of such Interest Period, which can be up to six months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Revolving Credit Facility ranging from 20 to 40 basis points, which is established quarterly based on the Company's then Leverage Ratio. The Revolving Credit Facility contains customary covenants that restrict the Company’s and its Restricted Subsidiaries’ ability to incur additional debt; encumber assets; merge with or transfer or sell assets to other persons; make or enter into certain investments, loans, or guaranties; enter into certain swap agreements; enter into affiliate transactions or restrictive transactions; make restricted payments; prepay subordinated indebtedness; and enter into sale and leaseback arrangements. The Revolving Credit Facility also requires the Company to maintain at the end of each fiscal quarter a Leverage Ratio of 4.50:1.00 or less and an Interest Coverage Ratio (as defined in the Revolving Credit Facility) equal to or greater than 2.50 to 1.00.

We were in compliance with all financial ratios and tests at December 31, 2020. We did not have any borrowings outstanding under the Revolving Credit Facility at December 31, 2020. We had $745.0 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit, at December 31, 2020, all of which was available for future borrowings based on our current Leverage Ratio.

The Revolving Credit Facility has a $40.0 million letter of credit facility. The Company pays each lender a participation fee with respect to such lender’s participations in letters of credit, which fee accrues at the same Applicable Rate (as defined in the Revolving Credit Facility) used to determine the interest rate applicable to Eurodollar Revolving Loans (as defined in the Revolving Credit Facility) plus a one-time letter of credit fee to the issuing bank of such letters of credit in an amount equal to 0.125% of the initial stated amount. At December 31, 2020, we had $5.0 million of outstanding letters of credit. We previously provided an irrevocable stand-by letter of credit for any borrowings made by our Joint Venture under its credit facility; however, this credit facility was terminated and the letter of credit cancelled in July 2020.

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

Other Information

We previously leased one of our cement plants from the City of Sugar Creek, Missouri. The city of Sugar Creek issued industrial revenue bonds to partly finance improvements to the cement plant. The lease payments due to the City of Sugar Creek under the cement plant lease, which was entered into upon the sale of the industrial revenue bonds, were equal in amount to the payments required to be made by the City of Sugar Creek to the holders of the industrial revenue bonds. Because we held all outstanding industrial revenue bonds, no debt was reflected on our financial statements in connection with our lease of the cement plant. Upon expiration of the lease in December 2020, we exercised our option and purchased the cement plant for a nominal amount.

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

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
	(dollars in thousands)
Revenue -
Cement	$234,092	$183,031	$773,565	$605,357
Concrete and Aggregates	43,530	47,147	134,020	142,896
Gypsum Wallboard	135,658	125,070	397,018	380,454
Paperboard	39,602	37,813	122,417	122,360
	452,882	393,061	1,427,020	1,251,067
Less: Intersegment Revenue	(21,105)	(21,775)	(68,077)	(66,454)
Less: Joint Venture Revenue	(27,110)	(28,382)	(79,603)	(85,775)
	$404,667	$342,904	$1,279,340	$1,098,838

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
	(dollars in thousands)
Intersegment Revenue -
Cement	$5,241	$6,174	$17,539	$17,130
Concrete and Aggregates	—	350	106	1,134
Paperboard	15,864	15,251	50,432	48,190
	$21,105	$21,775	$68,077	$66,454
Cement Sales Volume (M tons) -
Wholly Owned	1,616	1,199	5,429	4,046
Joint Venture	226	240	678	721
	1,842	1,439	6,107	4,767

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Operating Earnings -
Cement	$70,434	$54,180	$210,802	$156,827
Concrete and Aggregates	5,075	3,334	15,748	15,023
Gypsum Wallboard	40,792	38,484	119,723	114,872
Paperboard	7,161	9,021	20,708	29,060
Other	—	(1,116)	—	(2,976)
Sub-Total	123,462	103,903	366,981	312,806
Corporate General and Administrative Expense	(11,327)	(13,794)	(40,225)	(48,506)
Gain on Sale of Businesses	—	—	51,973	—
Impairment Losses	—	(25,131)	—	(25,131)
Other Non-Operating Income	2,297	722	1,898	1,445
Earnings Before Interest and Income Taxes	114,432	65,700	380,627	240,614
Interest Expense, net	(9,360)	(9,543)	(35,957)	(28,526)
Earnings from Continuing Operations Before Income Taxes	$105,072	$56,157	$344,670	$212,088
Cement Operating Earnings -
Wholly Owned	$60,351	$43,480	$182,346	$124,338
Joint Venture	10,083	10,700	28,456	32,489
	$70,434	$54,180	$210,802	$156,827
Capital Expenditures -
Cement	$2,510	$7,379	$20,767	$26,125
Concrete and Aggregates	1,631	3,233	2,933	9,324
Gypsum Wallboard	491	273	11,073	8,647
Paperboard	233	12,885	10,768	42,484
	$4,865	$23,770	$45,541	$86,580
Depreciation, Depletion, and Amortization -
Cement	$19,337	$14,189	$57,838	$42,275
Concrete and Aggregates	2,691	3,105	8,110	8,050
Gypsum Wallboard	5,340	5,050	16,201	15,149
Paperboard	3,509	2,244	10,205	6,610
Corporate and Other	1,203	578	3,704	1,773
	$32,080	$25,166	$96,058	$73,857

Discontinued Operations
Capital Expenditures	$—	$86	$—	$151
Depreciation, Depletion, and Amortization	$—	$3,445	$221	$11,087

	December 31,	March 31,
	2020	2020
	(dollars in thousands)
Identifiable Assets
Cement	$1,907,191	$1,980,306
Concrete and Aggregates	99,495	136,041
Gypsum Wallboard	358,530	375,946
Paperboard	190,024	183,288
Assets of Discontinued Operations	—	13,831
Other, net	169,798	271,608
	$2,725,038	$2,961,020

The Capital Expenditures for the nine months ended December 31, 2019 disclosed above differs from the Capital Expenditures on the Unaudited Consolidated Statement of Cash Flows, as it includes $2.7 million of capital expenditures that were accrued at December 31, 2019 and therefore not included in the Statement of Cash Flows. See Footnote (B) for more information.

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

Summarized financial information for the Joint Venture that is not consolidated is set out below; this includes the total amount for the Joint Venture and not our 50% interest in those amounts:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Revenue	$54,220	$56,767	$159,207	$172,385
Gross Margin	$22,045	$22,749	$61,814	$68,806
Earnings Before Income Taxes	$21,920	$21,402	$58,665	$64,979

	December 31,	March 31,
	2020	2020
	(dollars in thousands)
Current Assets	$68,449	$77,331
Non-Current Assets	$107,211	$93,093
Current Liabilities	$16,883	$17,197

(P) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Interest Income	$(13)	$(12)	$(53)	$(23)
Interest Expense	8,449	9,250	33,141	27,682
Other Expenses	924	305	2,869	867
Interest Expense, net	$9,360	$9,543	$35,957	$28,526

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, Private Placement Unsecured Notes (which were repaid in October 2019), and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs.

(Q) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At December 31, 2020, we had contingent liabilities under these outstanding letters of credit of approximately $5.0 million.

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

We are currently contingently liable for performance under $23.6 million in performance bonds required by certain states and municipalities and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

(R) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Unsecured Notes at December 31, 2020 is as follows:

Fair Value
(dollars in thousands)
4.500% Senior Unsecured Notes Due 2026	$363,564

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash, restricted cash, cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities approximate their fair values at December 31, 2020, due to the short-term maturities of these assets and liabilities. The fair value of our Term Loan also approximates its carrying value at December 31, 2020.

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

Our remaining businesses are organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the three and nine months ended December 31, 2020 and 2019, respectively, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard.

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

All our business activities are conducted in the United States. These activities include the mining of limestone for the manufacture, distribution, and sale of portland cement (a basic construction material that is the essential binding ingredient in concrete); the grinding and sale of slag; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; and the mining and sale of aggregates (crushed stone, sand, and gravel).

Demand for our products is generally cyclical and seasonal, depending on economic conditions and geographic locations. We distribute our products throughout most of the United States, except the Northeast, which provides us with regional economic diversification. However, general economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition, and results of operations.

On August 2, 2019, we acquired the assets of a readymix concrete and aggregates business in Northern Nevada (the ConAgg Acquisition). The purchase price (Purchase Price) of the ConAgg Acquisition was approximately $30.4 million. The Purchase Price and expenses incurred in connection with the ConAgg Acquisition were funded through operating cash flows and borrowings under our Revolving Credit Facility. The ConAgg Acquisition’s assets and operating results are included in our Concrete and Aggregates segment reporting from August 2, 2019 through March 31, 2020, and for the nine months ended December 31, 2020.

On March 6, 2020, we acquired the assets of Kosmos Cement Company (Kosmos), a joint venture between CEMEX S.A.B. de C.V. and Buzzi Unicem S.p.A. for approximately $669 million (the Kosmos Acquisition). The Kosmos Acquisition included (i) a cement plant located in Louisville, Kentucky, (ii) a limestone quarry located in Battletown, Kentucky, (iii) cement distribution terminals located in Indianapolis, Indiana; Cincinnati, Ohio; Pittsburgh, Pennsylvania; Charleston, West Virginia; Ceredo, West Virginia; Mt. Vernon, Indiana; and Lexington, Kentucky, and (iv) certain other properties and assets used by Kosmos in connection with the foregoing (collectively, the Kosmos Business). We also assumed certain liabilities and obligations of Kosmos relating to the Kosmos Business, including contractual obligations, reclamation obligations, and various other liabilities and obligations arising out of or relating to the Kosmos Business. We funded the payment of the purchase price and expenses incurred in connection with the transaction through a combination of cash on hand and a syndicated term loan facility. The Kosmos Business’ assets and operating results are included in our Cement segment reporting from March 6, 2020 through March 31, 2020, and for the nine months ended December 31, 2020.

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

MARKET CONDITIONS AND OUTLOOK

To date, we have not been materially affected by the extraordinary and wide-ranging actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the spread of COVID-19.

Our third quarter results reflected another strong quarter for Eagle. Our end markets have remained resilient despite the COVID-related uncertainty. Our regional construction markets continued to outperform the national average, and sales volume performance in both of our major business lines continued to remain strong – our wallboard shipments were up 9%, and our organic cement sales volume was flat.

For the short term, we are well positioned to manage our cost structure and meet our customer needs.  Our substantial raw material reserves support our low-cost producer position and during the early summer, we implemented cement price increases across all of our markets. We also implemented a wallboard price increase in November 2020 and have recently implemented another price increase in early January 2021.

For the intermediate term, we continue to closely monitor the disruptions caused by the COVID-19 pandemic, including the new cases reaching record highs both nationally and in many states in January 2021, new strains of the virus, the timing and effectiveness of the current vaccination campaign, and any responses designed to contain its spread and their possible impact on our business and our customers.  While recent economic data has been more constructive than many expected earlier this year, the extent to which the spread of COVID-19 will impact the national and local economies in which we operate, and ultimately our businesses, will depend on numerous factors, which are highly uncertain and difficult to predict; therefore, we continue to prepare for a broad range of economic outcomes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED December 31, 2020 Compared WITH THREE MONTHS ENDED December 31, 2019

	For the Three Months Ended December 31,
	2020	2019	Change
	(dollars in thousands, except per share)
Revenue	$404,667	$342,904	18%
Cost of Goods Sold	(291,288)	(249,701)	17%
Gross Profit	113,379	93,203	22%
Equity in Earnings of Unconsolidated Joint Venture	10,083	10,700	(6)%
Corporate General and Administrative	(11,327)	(13,794)	(18)%
Impairment Losses	—	(25,131)	(100)%
Other Non-Operating Income	2,297	722	218%
Interest Expense, net	(9,360)	(9,543)	(2)%
Earnings from Continuing Operations Before Income Taxes	105,072	56,157	87%
Income Tax Expense	(23,879)	(12,683)	88%
Net Earnings from Continuing Operations	81,193	43,474	87%
Net Earnings (Loss) from Discontinued Operations	$—	$(158,106)	100%
Net Earnings	$81,193	$(114,632)	171%
Diluted Earnings per Share from Continuing Operations	$1.94	$1.04	87%

REVENUE

Revenue increased by $61.8 million, or 18%, to $404.7 million for the three months ended December 31, 2020. The Kosmos Acquisition contributed $45.4 million of Revenue for the three months ended December 31, 2020, while Western and Mathews contributed $7.9 million of Revenue for the three months ended December 31, 2019. Excluding the acquisition and dispositions, Revenue improved by $24.3 million, or 7%. The increase was due to higher gross sales prices and Sales Volume, which positively affected Revenue by approximately $7.7 million and $16.6 million, respectively.

COST OF GOODS SOLD

Cost of Goods Sold increased by $41.6 million, or 17%, to $291.3 million for the three months ended December 31, 2020. The Kosmos Acquisition contributed $32.1 million to Cost of Goods Sold for the three months ended December 31, 2020, while Western and Mathews contributed $6.7 million to Cost of Goods Sold for the three months ended December 31, 2019. Excluding the acquisition and dispositions, Cost of Goods Sold increased by $16.2 million, or 7%. The increase in Cost of Goods Sold was due to Sales Volume and operating costs of approximately $10.5 million and $5.7 million, respectively. The increase in operating costs was primarily related to our Cement and Recycled Paperboard segments. See discussion of individual operating segments below.

GROSS PROFIT

Gross Profit increased 22% to $113.4 million during the three months ended December 31, 2020. Excluding the acquisition and dispositions, Gross Profit rose by $8.1 million, or 9%. The improvement in Gross Profit was primarily due to higher gross sales prices and Sales Volume, partially offset by increased operating costs. The gross margin percentage increased to 28% from 27%, primarily because of higher gross sales prices, partially offset by increased operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased $0.6 million, or 6%, for the three months ended December 31, 2020. The decline was primarily due to lower Sales Volume and increased operating costs, which adversely affected earnings by approximately $0.7 million and $0.4 million, respectively, partially offset by higher net sales prices, which increased operating earnings by approximately $0.5 million.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative Expense declined by approximately $2.5 million, or 18%, for the three months ended December 31, 2020. The decrease was primarily because of lower legal and professional expenses of approximately $3.6 million, partially offset by higher salary and incentive compensation of $1.0 million. The lower legal and professional fees related to amounts spent in the prior fiscal year in connection with our strategic portfolio review, as well as costs incurred related to the Kosmos Acquisition and the sale of Western and Mathews. The increase in salary and incentive compensation costs were primarily due to higher earnings during the fiscal year.

IMPAIRMENT LOSSES

Impairment Losses for the three months ended December 31, 2019 relate to certain assets of our Oil and Gas Proppants business that were impaired during the quarter ended December 31, 2019, but were not included in the sale of the business in September 2020. These impairment charges primarily relate to real estate and right-of-use assets.

OTHER NON-OPERATING INCOME (LOSS)

Other Non-Operating Income (Loss) consists of a variety of items that are unrelated to segment operations and include non-inventoried aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net decreased by approximately $0.1 million, or 2%, during the three months ended December 31, 2020. The decrease in Interest Expense, net was primarily due to lower interest on borrowings under our Revolving Credit Facility of approximately $4.8 million. This decrease was partially offset by an increase in interest on our Term Loan and amortization of related debt issuances costs of $4.0 million and $0.7 million, respectively. The increase in debt issuance costs was related to the issuance of the Term Loan in March 2020 and the amendment of both the Revolving Credit Facility and the Term Loan in April 2020. The lower interest expense on our Revolving Credit Facility was due to our repaying all outstanding amounts during the three months ended December 31, 2020.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Earnings from Continuing Operations Before Income Taxes increased to $105.1 million during the three months ended December 31, 2020, primarily as a result of higher Gross Profit and Other Non-operating Income, and lower Corporate General and Administrative Expense. This was partially offset by lower Equity in Earnings of Unconsolidated Joint Venture.

INCOME TAX EXPENSE

Income Tax Expense was $23.9 million for the three months ended December 31, 2020 compared with Income Tax Expense of $12.7 million for the three months ended December 31, 2019. The effective tax rate was flat from the prior period at 23%.

NET EARNINGS FROM CONTINUING OPERATIONS AND DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Net Earnings from Continuing Operations increased 87% to $81.2 million for the three months ended December 31, 2020. Diluted Earnings per Share from Continuing Operations also increased 87% to $1.94 per share.

NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS

There was no Net Earnings from Discontinued Operations during the three months ended December 31, 2020, compared with a Net Loss from Discontinued Operations of $158.1 million for the three months ended December 31, 2019. The Net Loss from Discontinued Operations in fiscal 2020 was primarily related to the impairment of the operating facilities, quarries, and certain lease right-of-use assets.

NET EARNINGS

Net Earnings increased 171% to $81.2 million for the three months ended December 31, 2020.

Nine MONTHS ENDED December 31, 2020 Compared WITH nine MONTHS ENDED December 31, 2019

	For the Nine Months Ended December 31,
	2020	2019	Change
	(dollars in thousands, except per share)
Revenue	$1,279,340	$1,098,838	16%
Cost of Goods Sold	(940,815)	(818,521)	15%
Gross Profit	338,525	280,317	21%
Equity in Earnings of Unconsolidated Joint Venture	28,456	32,489	(12)%
Corporate General and Administrative	(40,225)	(48,506)	(17)%
Gain on Sale of Businesses	51,973	—	—
Impairment Losses	—	(25,131)	(100)%
Other Non-Operating Income	1,898	1,445	31%
Interest Expense, net	(35,957)	(28,526)	26%
Earnings from Continuing Operations Before Income Taxes	344,670	212,088	63%
Income Tax Expense	(76,515)	(50,217)	52%
Net Earnings from Continuing Operations	268,155	161,871	66%
Net Earnings (Loss) from Discontinued Operations	$5,278	$(163,406)	103%
Net Earnings	$273,433	$(1,535)	17913%
Diluted Earnings per Share from Continuing Operations	$6.43	$3.81	69%

REVENUE

Revenue increased by $180.5 million, or 16%, to $1,279.3 million for the nine months ended December 31, 2020. The Kosmos Acquisition and ConAgg Acquisition contributed $154.8 million of Revenue for the nine months ended December 31, 2020, while Western and Mathews contributed $25.2 million of Revenue for the nine months ended December 31, 2019. Excluding the acquisitions and dispositions, Revenue improved by $50.9 million, or 5%. The increase was due to higher Sales Volume and gross sales prices, which positively affected Revenue by approximately $36.9 million and $14.0 million, respectively.

COST OF GOODS SOLD

Cost of Goods Sold increased by $122.3 million, or 15%, to $940.8 million for the nine months ended December 31, 2020. The Kosmos and ConAgg Acquisitions contributed $115.4 million of Cost of Goods Sold for the nine months ended December 31, 2020, while Western and Mathews contributed $21.5 million of Cost of Goods Sold for the nine months ended December 31, 2019. Excluding the acquisitions and dispositions, Cost of Goods Sold increased by $28.4 million, or 4%. The increase in Cost of Goods Sold was due to higher Sales Volume and operating costs of $23.4 million and $5.0 million. The increase in operating costs were primarily in the Concrete and Recycled Paperboard segments. See discussion of individual operating segments below.

GROSS PROFIT

Gross Profit increased 21% to $338.5 million during the nine months ended December 31, 2020. Excluding the acquisitions and dispositions, Gross Profit increased by $22.5 million, or 8%. The increase in Gross Profit was primarily related to higher gross sales prices and increased Sales Volume, partially offset by higher operating expenses. The gross margin percentage increased to 27% from 26%, primarily because of higher gross sales prices, partially offset by higher operating expenses.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased $4.0 million, or 12%, for the nine months ended December 31, 2020. The decline was primarily due to lower net sales prices and Sales Volume, which adversely affected earnings by approximately $0.8 million and $2.3 million, respectively, as well as increased operating costs, which decreased operating earnings by approximately $1.0 million. The increase in operating costs was primarily related to maintenance, which increased by approximately $1.1 million.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative Expense declined by approximately $8.3 million, or 17%, for the nine months ended December 31, 2020. The decrease was primarily because of lower salary and incentive compensation costs of approximately $4.2 million and legal and professional costs of $4.1 million. The lower salary and incentive compensation costs were primarily due to the acceleration of stock compensation costs of $5.3 million upon the retirement of our Chief Executive Officer in the first quarter of fiscal 2020, while the lower legal and professional fees related to higher amounts spent in the prior year in connection with our strategic portfolio review. The lower fees were partially offset by increased professional costs associated with the Kosmos Acquisition, and the sales of Mathews and Western, and our Oil and Gas Proppants business.

IMPAIRMENT LOSSES

Impairment Losses for the nine months ended December 31, 2019 relate to certain assets of our Oil and Gas Proppants business that were impaired during the quarter ended December 31, 2019, but were not included in the sale of the business in September 2020. These impairment charges primarily relate to real estate and right-of-use assets.

GAIN ON SALE OF BUSINESSES

On April 17, 2020 we sold Western and Mathews for approximately $93.5 million resulting in a gain on sale of approximately $52.0 million. See Footnote (C) to the Unaudited Consolidated Financial Statements for more information regarding the sale.

OTHER NON-OPERATING INCOME (LOSS)

Other Non-Operating Income (Loss) consists of a variety of items that are unrelated to segment operations and include non-inventoried aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $7.5 million, or 26%, during the nine months ended December 31, 2020. The increase in Interest Expense, net was primarily due to higher interest on borrowings under our Term Loan of approximately $13.6 million and amortization of related debt issuance costs of $2.0 million. These increases were partially offset by lower interest on our Revolving Credit Facility of approximately $7.1 million and our Unsecured Private Placement Notes, which were paid in full in fiscal 2020, of $1.1 million. The higher debt issuance costs were related to the issuance of the Term Loan in March 2020 and the amendment of both the Revolving Credit Facility and the Term Loan in April 2020. The lower interest expense on our Revolving Credit Facility was due to reducing the balance throughout fiscal 2021, before repaying the remaining balance during the current quarter.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Earnings from Continuing Operations Before Income Taxes increased to $344.7 million during the nine months ended December 31, 2020, primarily as a result of higher Gross Profit and Gain on Sale of Businesses, and lower Corporate General and Administrative Expense. This was partially offset by lower Equity in Earnings of Unconsolidated Joint Venture and increased Interest Expense, net.

INCOME TAX EXPENSE

Income Tax Expense for the nine months ended December 31, 2020 increased to $76.5 million from $50.2 million for the nine months ended December 31, 2019. The effective tax rate decreased to 22% from 24% in the prior-year period. The decrease in the effective tax rate was primarily due to a benefit recognized in the current year related to the reversal of all of our uncertain tax positions during the nine months ended December 31, 2020.

NET EARNINGS FROM CONTINUING OPERATIONS AND DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Net Earnings from Continuing Operations increased 66% to $268.2 million for the nine months ended December 31, 2020. Diluted Earnings per Share increased 69% to $6.43 per share.

NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS

Net Earnings from Discontinued Operations increased to $5.3 million during the nine months ended December 30, 2020, compared with a Net Loss from Discontinued Operations of $163.4 million for the nine months ended December 31, 2019. The improvement was due primarily to the impairment of the operating facilities, quarries and certain lease right-of-use assets of the Oil and Gas Proppants business during fiscal 2020, and the recording of a $9.2 million gain on sale in September 2020.

NET EARNINGS

Net Earnings increased to $273.4 million for the nine months ended December 31, 2020.

THREE and Nine MONTHS ENDED December 31, 2020 COMPARED WITH Three and Nine months ended December 31, 2019 BY SEGMENT

The following presents results within our two business sectors for the three and nine months ended December 31, 2020 and 2019. Revenue and operating results are organized by sector and discussed by individual business segment within each respective business sector.

Heavy Materials

CEMENT (1)

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2020	2019	Percentage Change	2020	2019	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Gross Revenue, including Intersegment and Joint Venture	$234,092	$183,031	28%	$773,565	$605,357	28%
Less Intersegment Revenue	(5,241)	(6,174)	(15)%	(17,539)	(17,130)	2%
Less Joint Venture Revenue	(27,110)	(28,382)	(4)%	(79,603)	(85,775)	(7)%
Gross Revenue, as reported	$201,741	$148,475	36%	$676,423	$502,452	35%
Freight and Delivery Costs Billed to Customers	(15,077)	(11,063)	36%	(50,896)	(39,434)	29%
Net Revenue	$186,664	$137,412	36%	$625,527	$463,018	35%

Sales Volume (M Tons)	1,842	1,439	28%	6,107	4,767	28%
Average Net Sales Price, per ton (2)	$111.91	$110.09	2%	$110.84	$109.69	1%
Operating Margin, per ton	$38.24	$37.65	2%	$34.52	$32.90	5%
Operating Earnings	$70,434	$54,180	30%	$210,802	$156,827	34%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Net of freight per ton, including Joint Venture.

Three months ended December 31, 2020

Cement Revenue was $234.1 million, a 28% increase, for the three months ended December 31, 2020. Organic Cement Revenue, which excludes the Kosmos Acquisition, increased approximately $5.7 million, primarily related to higher gross sales prices.

Cement Operating Earnings increased 30% to $70.4 million for the three months ended December 31, 2020. Excluding $13.3 million of Operating Earnings related to the Kosmos Acquisition, Operating Earnings increased $2.9 million, or 5%. The improvement was due to higher gross sales prices, which increased Operating Earnings by $6.6 million. This was partially offset by higher operating costs, which negatively affected Operating Earnings by approximately $3.9 million. The increase in operating costs was primarily due to higher maintenance costs of $1.5 million and raw materials of $1.5 million. The operating margin remained consistent at 30% during the quarter.

Nine months ended December 31, 2020

Cement Revenue was $773.6 million, a 28% increase, for the nine months ended December 31, 2020. Organic Cement Revenue increased approximately $28.0 million, and was primarily due to higher gross sales prices and Sales Volume, which improved Cement Revenue by approximately $15.9 million and $12.1 million, respectively.

Cement Operating Earnings increased 34% to $210.8 million for the nine months ended December 31, 2020. Excluding $38.3 million of Operating Earnings related to the Kosmos Acquisition, Operating Earnings increased $15.7 million, or 10%. The increase was due to higher gross sales prices and Sales Volume, which positively affected Operating Earnings by approximately $15.9 million and $1.5 million, respectively. This was partially offset by higher operating costs, which reduced Operating Earnings by $1.5 million. The increase in operating costs was primarily increased maintenance costs of $6.6 million, partially offset by lower energy costs of $5.2 million. The operating margin increased to 27% from 26%, primarily because of higher gross sales prices.

CONCRETE AND AGGREGATES

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2020	2019	Percentage Change	2020	2019	Percentage Change
	(in thousands, except net sales prices)			(in thousands, except net sales prices)
Gross Revenue, including Intersegment	$43,530	$47,147	(8)%	$134,020	$142,896	(6)%
Less Intersegment Revenue	—	(350)	(100)%	(106)	(1,134)	(91)%
Gross Revenue, as reported	$43,530	$46,797	(7)%	$133,914	$141,762	(6)%

Sales Volume:
M Cubic Yards of Concrete	327	357	(8)%	1,032	1,095	(6)%
M Tons of Aggregate	583	749	(22)%	1,533	2,608	(41)%
Average Net Sales Price:
Concrete, per cubic yard	$116.88	$112.96	3%	$115.66	$108.17	7%
Aggregates, per ton	$8.96	$9.20	(3)%	$9.54	$9.36	2%

Operating Earnings	$5,075	$3,334	52%	$15,748	$15,023	5%

Three months ended December 31, 2020

Concrete and Aggregates Revenue decreased 8% to $43.5 million for the three months ended December 31, 2020. Excluding Revenue related to Western and Mathews in fiscal 2020, Revenue increased $4.3 million, or 11%. The primary reason for the increase in Revenue was higher gross sales prices and Sales Volume, which positively affected Revenue by $0.5 million and $3.8 million, respectively.

Operating Earnings increased 52% to approximately $5.1 million. Excluding Operating Earnings related to Western and Mathews in fiscal 2020, Operating Earnings increased $2.9 million, or 76%. The increase was a result of higher concrete sales prices and organic Sales Volume, as well as lower operating costs, which positively affected Operating Earnings by $0.5 million, $1.2 million, and $1.3 million, respectively. The decrease in operating costs was primarily due to improved operating efficiencies and lower diesel fuel costs.

Nine months ended December 31, 2020

Concrete and Aggregates Revenue decreased 6% to $134 million for the nine months ended December 31, 2020. Excluding Revenue related to the ConAgg Acquisition and Western and Mathews for the first quarter of fiscal 2021, as well as Western and Mathews in fiscal 2020, Revenue increased $5.3 million, or 4%. The increase in Revenue was primarily related to higher gross sales prices, which positively affected Revenue by $6.4 million. This was partially offset by lower Sales Volume, which reduced Revenue by $1.1 million.

Operating Earnings increased 5% to approximately $15.7 million. Excluding Operating Earnings related to the ConAgg Acquisition and Western and Mathews for the first quarter of fiscal 2021, and Western and Mathews in fiscal 2020, Operating Earnings increased $3.5 million, or 31%. The improvement was due to higher gross sales prices, which positively affected Operating Earnings by $6.4 million, partially offset by higher operating costs, which negatively impacted Operating Earnings by approximately $2.9 million. The increase in operating costs was primarily because of higher cost of materials of approximately $3.0 million, partially offset by lower delivery costs of $0.9 million.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2020	2019	Percentage Change	2020	2019	Percentage Change
	(in thousands, except per MSF information)			(in thousands, except per MSF information)
Gross Revenue, as reported	$135,658	$125,070	8%	$397,018	$380,454	4%
Freight and Delivery Costs Billed to Customers	(28,235)	(27,030)	4%	(83,334)	(81,941)	2%
Net Revenue	$107,423	$98,040	10%	$313,684	$298,513	5%

Sales Volume (MMSF)	727	669	9%	2,151	2,010	7%
Average Net Sales Price, per MSF (1)	$147.87	$146.46	1%	$145.86	$148.51	(2)%
Freight, per MSF	$38.84	$40.40	(4)%	$38.74	$40.77	(5)%
Operating Margin, per MSF	$56.11	$57.52	(2)%	$55.66	$57.15	(3)%
Operating Earnings	$40,792	$38,484	6%	$119,723	$114,872	4%

(1) Net of freight per MSF.

Three months ended December 31, 2020

Gypsum Wallboard Revenue increased 8% to $135.7 million for the three months ended December 31, 2020, primarily related to a 9% increase in Sales Volume. The higher Sales Volume positively affected Revenue by approximately $10.6 million, while gross sales prices were relatively flat. Our market share increased slightly during the three months ended December 31, 2020, due to the strength in our regional markets compared to the national average.

Operating Earnings increased 6% to $40.8 million, primarily because of higher Sales Volume, which positively affected Operating Earnings by $3.3 million. The increase was partially offset by higher operating costs that negatively affected Operating Earnings by approximately $1.1 million. The higher operating costs were primarily due to input costs, which increased operating costs by $2.0 million. The increase was offset by lower freight expense of $1.0 million. The operating margin declined 1% to 30% for the three months ended December 31, 2020, primarily because of higher operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Nine months ended December 31, 2020

Gypsum Wallboard Revenue increased 4% to $397.0 million for the nine months ended December 31, 2020, primarily related to a 7% increase in Sales Volume. The higher Sales Volume positively affected Revenue by approximately $26.7 million, partially offset by lower gross sales prices, which adversely affected Revenue by $10.0 million. Our market share increased slightly during the nine months ended December 31, 2020, due to the strength in our regional markets compared to the national average.

Operating Earnings increased 4% to $119.7 million, primarily due to higher Sales Volume and lower operating costs, which positively affected Operating Earnings by $8.1 million and $6.7 million, respectively. This was partially offset by lower gross sales prices that negatively affected Operating Earnings by approximately $10.0 million. The lower operating costs were primarily related to freight, energy, and maintenance, which reduced operating costs by approximately $4.4 million, $1.2 million, and $1.3 million, respectively. The operating margin remained consistent at 30% for the nine months ended December 31, 2020, with lower gross sales prices being offset by lower operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2020	2019	Percentage Change	2020	2019	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Gross Revenue, including Intersegment	$39,602	$37,813	5%	$122,417	$122,360	—
Less Intersegment Revenue	(15,864)	(15,251)	4%	(50,432)	(48,190)	5%
Gross Revenue, as reported	$23,738	$22,562	5%	$71,985	$74,170	(3)%
Freight and Delivery Costs Billed to Customers	(1,361)	(1,073)	27%	(4,046)	(3,407)	19%
Net Revenue	$22,377	$21,489	4%	$67,939	$70,763	(4)%

Sales Volume (M Tons)	79	80	(1)%	243	247	(2)%
Average Net Sales Price, per ton (1)	$484.92	$460.65	5%	$487.76	$482.34	1%
Freight, per ton	$17.23	$13.41	28%	$16.65	$13.79	21%
Operating Margin, per ton	$90.65	$112.76	(20)%	$85.22	$117.65	(28)%
Operating Earnings	$7,161	$9,021	(21)%	$20,708	$29,060	(29)%

(1) Net of freight per ton.

Three months ended December 31, 2020

Recycled Paperboard Revenue increased 5% to $39.6 million during the three months ended December 31, 2020. The increase in Revenue was due to higher gross sales prices, which positively affected Revenue by $2.2 million, partially offset by decreased Sales Volume, which lowered Revenue by $0.4 million. Higher gross sales prices were due to the pricing provisions in our long-term sales agreements.

Operating Earnings decreased 21% to $7.2 million, primarily because of the higher operating expenses, which negatively affected Operating Earnings by $4.0 million, partially offset by higher gross sales prices of $2.2 million. The increase in operating costs was primarily due to input costs and depreciation, which increased approximately $2.9 million and $1.3 million, respectively, partially offset by lower energy costs of $0.3 million. Operating margin decreased to 18% from 24%, primarily because of higher operating costs, partially offset by higher gross sales prices.

Nine months ended December 31, 2020

Recycled Paperboard Revenue was flat at $122.4 million during the nine months ended December 31, 2020, with higher gross sales prices increasing Revenue by $2.0 million and lower Sales Volume reducing Revenue by the same amount. Higher gross sales prices were due to the pricing provisions in our long-term sales agreements.

Operating Earnings declined 29% to $20.7 million, primarily related to an increase in operating costs and a decrease in Sales Volume, which adversely affected Operating Earnings by approximately $9.9 million and $0.5 million, respectively. This was partially offset by increased gross sales prices of $2.0 million. The increase in operating costs was primarily due to operating inefficiencies in April and May related to the start-up of the paper mill after the completion of the project to enhance and expand the mill, as well as higher input costs, namely fiber and depreciation, which lowered Operating Earnings by approximately $2.1 million, $6.0 million and $3.7, respectively. This was partially offset by lower energy costs of approximately $1.7 million. Operating margin decreased to 17% from 24%, primarily because of higher operating costs and lower gross sales prices.

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

Cash Flow

The following table provides a summary of our cash flows:

	For the Nine Months Ended December 31,
	2020	2019
	(dollars in thousands)
Net Cash Provided by Operating Activities	$542,017	$320,619
Investing Activities:
Additions to Property, Plant, and Equipment	(45,541)	(84,056)
Acquisition Spending	—	(30,424)
Proceeds from Sale of Businesses	91,022	—
Net Cash Provided by (Used in) Investing Activities	45,481	(114,480)
Financing Activities:
Increase (Decrease) in Credit Facility	(560,000)	275,000
Repayment of Private Placement Senior Unsecured Notes	—	(36,500)
Dividends Paid to Stockholders	(4,163)	(13,131)
Purchase and Retirement of Common Stock	—	(313,887)
Proceeds from Stock Option Exercises	8,649	2,996
Payment of Debt Issuance Costs	(1,718)	—
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,130)	(2,963)
Net Cash Provided by (Used in) Financing Activities	(558,362)	(88,485)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$29,136	$117,654

Net Cash Provided by Operating Activities increased by $221.4 million to $542.0 million during the nine months ended December 31, 2020. This increase was primarily attributable to higher Net Earnings after adjustments for non-cash charges and Gain on Sale of Businesses, higher dividends from our Joint Venture, and a reduction in the change of working capital, which increased cash flows by approximately $89.3 million, $2.0 million, and $130.1 million, respectively. The change in working capital was primarily due to receiving income tax refunds of approximately $126.5 million that were included in receivables at March 31, 2020. Net Cash Provided by Operating Activities was also positively affected by $45.0 million from the reduction of deferred tax liabilities related to the sale of the Oil and Gas Proppants business.

Working capital declined by $143.0 million to $365.5 million at December 31, 2020, primarily because of lower Accounts and Notes Receivable, Inventories, and Income Tax Receivables of approximately $3.3 million, $43.4 million and $126.5 million, respectively. This was partially offset by higher Cash and Restricted Cash of approximately $24.5 million and $5.0 million, respectively. The reduction in Inventory was due to increased Revenue and the seasonal nature of our business. The decrease in Income Tax Receivables and increase in Cash was due primarily to receiving our income tax refund during July 2020.

The decrease in Accounts and Notes Receivable at December 31, 2020, was primarily due to improved collection efforts that reduced our overall days sales outstanding. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 35% at December 31, 2020 and 48% at March 31, 2020. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at December 31, 2020. Notes Receivable are monitored on an individual basis, and no significant deterioration in the collectability of our Notes Receivable was identified at December 31, 2020. We are closely monitoring the impact of COVID-19 on our customers’ ability to pay their outstanding balances.

Our Inventory balance at December 31, 2020 declined by approximately $43.4 million from our balance at March 31, 2020. Within Inventory, raw materials and materials-in-progress, finished cement, and aggregates decreased approximately $34.8 million, $8.6 million, and $5.1 million, respectively. The decline in raw materials and materials-in-progress and cement is consistent with our business cycle: we generally build up clinker inventory over the winter months to meet the demand in the spring and summer. The reduction in aggregates inventory was primarily due to the sale of Western, which had approximately $5.1 million of aggregate inventory at the date of sale. This was partially offset by an increase of $4.0 million in repair parts. The increase in repair parts is primarily due to the build-up of inventory necessary for our scheduled outages over the next several months. The largest individual balance in our Inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence because our products are basic construction materials.

Net Cash Provided by Investing Activities during the nine months ended December 31, 2020 was approximately $45.5 million, compared with Net Cash Used in Investing Activities of $114.5 million during the same period in 2019, an increase of approximately $160.0 million. The increase was primarily due to the $91.0 million of cash received for the sale of businesses, and reductions in capital spending and acquisition spending of $38.6 million and $30.4 million, respectively. The decrease in capital spending was due to our focus on limiting capital expenditures to critical maintenance and safety and regulatory projects as we manage our cash flow in response to COVID-19.

Net Cash Used in Financing Activities was approximately $558.4 million during the nine months ended December 31, 2020, compared with $88.5 million in the similar period in fiscal 2020. The $469.9 million increase was primarily due to the $560.0 million reduction in net borrowings compared with the $238.5 million increase in net borrowings in fiscal 2020, as well as a $313.9 million reduction in repurchase and retirement of common stock.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 44.6% and 40.9%, respectively, at December 31, 2020, compared with 61.7% and 60.0%, respectively, at March 31, 2020.

Debt Financing Activities

Below is a summary of the Company’s debt facilities at December 31, 2020:

Maturity
Revolving Credit Facility	August 2022
4.500% Senior Unsecured Notes	August 2026
Term Loan	August 2022

See Footnote (N) to the Unaudited Consolidated Financial Statements for further details on the Company’s debt facilities, including interest rate, and financial and other covenants and restrictions.

The borrowing capacity or our Revolving Credit Facility is $750.0 million. The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At December 31, 2020 we had $5.0 million of outstanding letters of credit. We previously provided an irrevocable stand-by letter of credit for any borrowings made by our Joint Venture under its credit facility; however, this credit facility was terminated and the letter of credit cancelled in July 2020. We are contingently liable for performance under $23.6 million in performance bonds relating primarily to our mining operations. We do not have any off-balance-sheet debt, or any outstanding debt guarantees.

We did not have any borrowings outstanding under the Revolving Credit Facility at December 31, 2020. We had $745.0 million of available borrowings under the Revolving Credit Facility, net of outstanding letters of credit, at December 31, 2020, all of which was available for future borrowings based on our current Leverage Ratio.

In addition to the Revolving Credit Facility, we have $142.8 million of cash on hand at December 31, 2020, giving us total liquidity of approximately $887.8 million (cash on hand plus Revolving Credit Facility availability).

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

We believe that our cash flow from operations and available borrowings under our Revolving Credit Facility, as well as cash on hand, should be sufficient to meet our currently anticipated operating needs, capital expenditures, and debt service requirements for at least the next 12 months. However, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the construction industry, our ability to maintain compliance with covenants in our Revolving Credit Facility, the level of competition, and general and economic factors beyond our control, such as the continuing impact COVID-19. These and other developments could reduce our cash flow or require that we seek additional sources of funding. We cannot predict what effect these factors will have on our future liquidity. See Market Conditions and Outlook section above for further discussion of the possible effects of COVID-19 on our business.

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

During December 2020 we exercised our option and purchased the cement plant at Sugar Creek for a nominal amount. We also have approximately $42.4 million of lease liabilities at December 31, 2020 that have an average remaining life of approximately 10.5 years.

Dividends

Dividends paid were $4.2 million and $13.1 million, respectively, for the nine months ended December 31, 2020 and 2019. On April 13, 2020, we announced the suspension of future quarterly dividends.

Share Repurchases

On April 18, 2019, the Board of Directors authorized us to repurchase an additional 10.0 million shares. This authorization brought the cumulative total of Common Stock our Board has approved for repurchase in the open market to 48.4 million shares since we became publicly held in April 1994. Through December 31, 2020, we have repurchased approximately 41.1 million shares.

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

During the nine months ended December 31, 2020, the Company withheld from employees 36,099 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is required once the Restricted Shares or Restricted Shares Units are vested.

Capital Expenditures

The following table details capital expenditures by category:

	For the Nine Months Ended December 31,
	2020	2019
	(dollars in thousands)
Land and Quarries	$5,306	$4,507
Plants	30,026	71,688
Buildings, Machinery, and Equipment	10,209	10,536
Total Capital Expenditures	$45,541	$86,731

Capital expenditures for fiscal 2021 are expected to range from $55.0 million to $65.0 million and will be allocated across the Heavy and Light Materials sectors. These estimated capital expenditures are limited to critical maintenance and safety and regulatory projects as we manage our cash flow in response to the COVID-19 pandemic.

The capital expenditures for the nine months ended December 31, 2019 disclosed above differs from the capital expenditures on the Unaudited Consolidated Statement of Cash Flows. It includes $2.7 million of capital expenditures that were accrued at September 30, 2019 and therefore not included in the Statement of Cash Flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility and Term Loan. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $750.0 million Revolving Credit Facility and an outstanding Term Loan at December 31, 2020, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $665.0 million of borrowings under the Revolving Credit Facility and Term Loan at December 31, 2020 would increase interest expense by approximately $6.7 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

The COVID-19 pandemic has caused severe disruptions in the U.S. and global economies.  Although the extent of its impact continues to be highly uncertain, we believe the pandemic could have a material adverse effect on our business, operations, financial condition and results of operations.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic and recommended containment and mitigation measures worldwide.  On March 13, 2020, the United States declared a national emergency arising from the COVID-19 pandemic, and several states and municipalities declared public health emergencies.  Since the time of these initial declarations, international, federal, state, and local public health and governmental authorities have taken extraordinary and wide-ranging measures to contain and combat the outbreak and spread of COVID-19, including quarantines, “shelter-in-place” orders, and mandates and recommendations for individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.  Some of these measures have now been lifted or modified, but others have been extended or remain in place.  In addition, it is possible that the election of a new President and the resulting change of administrations in January 2021 may result in the implementation of new measures to combat the pandemic, the nature and effects of which are difficult to predict at the present time. Despite all of the measures implemented so far, COVID-19 has continued to spread, with the number of new cases reaching new highs both on a nationwide basis and in many states during January 2021.

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

We are continuing to monitor the COVID-19 pandemic and its likely effects. The timing of these effects is not expected to be uniform, with some effects having a short-term impact and others likely to be felt for a number of years.  In general, the extent to which the COVID-19 pandemic will ultimately impact our business, operations, financial condition and results of operations will depend on numerous factors, which are highly uncertain, rapidly changing and cannot be predicted. These factors include:

•	the duration and scope of the outbreak;
•	the timing of, and progress made in the current vaccination campaign, including the effectiveness of the campaign in limiting the spread of the virus;
•	governmental, business and individual actions that have been and may be taken in response to the outbreak, including any new measures that may be implemented by the new administration;
•	the effect of the outbreak on our customers, suppliers, supply chain, and other business partners;
•	our ability during the outbreak to continue to carry out our manufacturing operations in an efficient manner, while taking measures to protect the health and well-being of our employees;
•	the willingness and ability of our customers to order and pay for our products during and following the outbreak; and
•	the impact of the outbreak on the financial markets and economic activity generally.

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

Item 6. Exhibits

10.1

Amendment No. 5 to Third Amended and Restated Credit Agreement, dated as of January 13, 2021, by and among Eagle Materials Inc., as the Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, Issuing Bank and Swingline Lender thereunder, as consented to by the subsidiary guarantors listed on the signature pages thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (“the Commission”) on January 13, 2021, and incorporated herein by reference).

10.2*	Amended and Restated Eagle Materials Inc. Employee Severance Plan and Summary Plan Description. (1)
31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – (formatted as Inline XBRL and Contained in Exhibit 101).

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

January 28, 2021	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

January 28, 2021	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

January 28, 2021	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)