Form 10-K
period 2021-03-31
EAGLE MATERIALS INC
filed 2021-05-21
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended

March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3.6 billion.

As of May 18, 2021, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	42,380,309

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on August 3, 2021 are incorporated by reference in Part III of this Report.

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

We benefit from several competitive strengths that have enabled us to deliver consistently strong operating results and profitable growth. These advantages include:

Integrated plant network with a broad and diversified geographic reach - our plants are located near both raw material reserves and customers in high-growth U.S. markets, providing geographical diversification which reduces exposure to individual regional construction cycles;

Low-cost producer position - which we maintain through cycles;

Production flexibility - enabling us to operate at high utilization levels generally, quickly position for downturns, and efficiently ramp up for demand rebounds;

Substantial raw material reserves - between 25 to 50 years of primary raw-material reserves for each of our cement and wallboard facilities, providing certainty of supply and cost of our primary raw materials; and

Proven management - our current management team has significant and valuable experience, with an average industry experience of more than 20 years, spanning several business cycles. Management’s conservative balance sheet strategy focuses on maintaining prudent levels of leverage and liquidity through the business cycle, to protect the balance sheet through downturns and enable us to take advantage of growth opportunities, whether organic or through acquisitions.

These strengths form the basis of the Company’s strategy to protect and advance its competitive position and continue to deliver profitable growth.

RECENT DEVELOPMENTS

Decision to Remain a Combined Company

In 2019, the Company conducted a strategic portfolio review and, upon completion of this review, announced plans to separate its Heavy Materials and Light Materials businesses into two independent, publicly traded corporations by means of a tax-free spin-off to Eagle shareholders. The planned separation was subsequently delayed due to, among other things, the COVID-19 pandemic and the resulting adverse market conditions.

On May 19, 2021, we announced that our Board of Directors had decided not to pursue the proposed separation of the Heavy Materials and Light Materials business at this time. This decision was informed by a consideration of some of the key benefits associated with remaining a combined company. First, the Board of Directors viewed the size and financial strength of the combined Company, with its diversified asset base, geographic diversity and robust balance sheet, as having provided significant comfort, stability and value to our shareholders, employees, customers and suppliers during the time of the pandemic. Second, the Board concluded that, in light of the continued consolidation of the industries in which we participate and the Company’s continued rigorous examination of a number of strategic alternatives since the announcement of the proposed separation, a combined company with greater financial scale and flexibility would be better positioned to pursue key strategic growth options and enhance shareholder value. Third, since the announcement of the proposed separation, the Company has streamlined its business portfolio, including the divestiture of its Oil and Gas Proppants business and other non-core assets. The Board of Directors will continue to evaluate the merits of a separation on a periodic basis, as part of its consideration of strategic alternatives and opportunities to create long-term shareholder value.

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

Continuously innovate to advance our low-cost producer position

Our goal and the bedrock of our strategy is to be a low-cost producer in each of the markets in which we compete. We have right-sized capacity to service the markets we cover, and we focus diligently on reducing costs and making our operations more efficient to manage free cash flow though the economic cycle. Maintaining our low-cost position provides meaningful competitive, financial, and environmental benefits. The products we make are basic necessities and competition is often based largely on price, with consistent quality and customer service also being important considerations. Thus, being a low-cost producer is a competitive advantage and can lead to higher margins, better returns and stronger free cash flow generation. Being a low-cost producer is not only key to our commercial success, it also fully aligns with and advances our commitment to sustainable environmental practices. To maintain our low-cost producer position, we are always innovating our production processes with the aim of using fewer resources to make the same products. We regularly invest in technologies at our facilities to control emissions and to modify the fuels that we burn.

Maintain a decentralized operating structure

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

Operate in regionally diverse and attractive markets

Demand for our products depends on construction activity which tends to correlate with population growth. While the Company’s markets include most of the United States, approximately 70% of our total revenue is generated in ten states: Colorado, Illinois, Kansas, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, and Texas. Population growth, which is a major driver of construction products and building materials demand, is expected to grow approximately 17% between the 2010 census and 2040 for these ten states, compared with 14% population growth for the United States as a whole, according to the latest update in December 2019 by Moody’s Analytics. In our Light Materials sector, we have located operations primarily in the southern part of the United States, known as the Sun Belt. According to the same study, population in the Sun Belt is expected to grow by approximately 26% between the 2010 census and 2040.

Achieve profitable growth through acquisition and organic development

We seek to grow the Company through acquisitions and the organic development of our asset network. Since 2012, we have expanded the Heavy Materials sector principally through acquisitions, with total investments of approximately $2.0 billion, including our most recent purchase of Kosmos Cement Company in March 2020. These investments have more than doubled our U.S. cement capacity, making us the largest independent U.S. cement producer.

These acquisitions have expanded our geographic footprint so that we now have a contiguous, integrated cement system from California to western Pennsylvania and south to Texas. We have completed additional bolt-on acquisitions, which also contribute to our expanded geographic footprint.

The Company will continue to proactively pursue acquisition opportunities. Our free cash flow and balance sheet strength enable us to consider acquisitions and organic growth opportunities that align with our return on investment profitability objectives.

Capital Allocation Priorities

Our capital allocation priorities are intended to enhance shareholder value and are as follows: 1. Growth investments that meet our financial return standards and are consistent with our strategic focus; 2. Operating capital investments to maintain and strengthen our low-cost producer positions; and 3. Return of excess cash to shareholders, primarily through our share repurchase program. Since becoming a public company in 1994, our share count is down approximately 40% and we have returned approximately $2.1 billion to our shareholders, through a combination of share repurchases and dividends.

FISCAL 2021 EVENTS

Financial Highlights

Fiscal 2021 was a strong year for the Company, despite the COVID-19 pandemic and uncertainty around the economic impact of COVID related business shutdowns. The following are some of the Company’s highlights for fiscal 2021 compared with fiscal 2020:

•	Record Revenue of $1,622.6 million, up 16%. Organic revenue (does not include effect of the acquisitions and dispositions discussed below) up 5%.
•	Net Income from Continuing Operations increased 45% to $334.2 million.
•	Cement and Gypsum Wallboard Sales Volume increased 26% and 6%, respectively.
•	Cash flows from operations increased by 61% to $643.1 million, enabling us to repay $560.0 million of debt during the year and increase our cash position.

The Company also completed the integration of Kosmos Cement Company and divested certain non-core businesses during the year, as described below.

Integration of Kosmos Cement Company

On March 6, 2020, we acquired the assets of Kosmos Cement Company (Kosmos), a joint venture between CEMEX S.A.B. de C.V. and Buzzi Unicem S.p.A. for approximately $669 million. The acquisition included a (i) cement plant located in Louisville, Kentucky; (ii) a limestone quarry located in Battletown, Kentucky; (iii) cement distribution terminals located in Indianapolis, Indiana; Cincinnati, Ohio; Pittsburgh, Pennsylvania; Charleston, West Virginia; Ceredo, West Virginia; Mt. Vernon, Indiana; and Lexington, Kentucky; and (iv) certain other properties and assets used by Kosmos in connection with the foregoing (collectively, the Kosmos Business). The integration of Kosmos into our cement business was largely completed by the end of the first quarter of fiscal 2021.

See Footnote (B) to the Audited Consolidated Financial Statements for more information regarding the acquisition of Kosmos.

Divestitures

On April 17, 2020, we sold our Western Aggregates and Mathews Readymix operations for $93.5 million to Teichert, Inc., a California-based construction company. These operations were included in our Concrete and Aggregates segment, and were considered non-core assets as they did not provide essential support to our primary cement plant network.

On May 30, 2019, we announced we were actively pursuing alternatives for our Oil and Gas Proppants business. On September 18, 2020, we sold this business to Smart Sand, Inc. for approximately $2.0 million, which was paid in Smart Sand common stock. The sale excluded certain assets, namely real property and equipment in south Texas, real property in Illinois, and certain other assets. After giving effect to the sale to Smart Sand, Inc., we are no longer engaged in the business of producing and selling sand used in hydraulic fracturing.

See Footnote (C) to the Audited Consolidated Financial Statements for more information regarding the above divestitures.

HUMAN CAPITAL

As of March 31, 2021, the Company had approximately 2,200 employees, of which approximately 650 are salaried and approximately 1,550 are hourly. Approximately 700 of the hourly employees are employed under collective bargaining agreements and various supplemental agreements with local unions.

Recruiting, developing, and retaining qualified employees is essential to implement our strategy and maintain our low-cost position. All of our employees are provided with the training necessary to safely and effectively perform their responsibilities. The health and safety of our employees is the highest priority of management. In all our businesses we have implemented initiatives to improve safety in the workplace. We hold an annual safety conference in the fall of each year, during which we discuss a variety of topics, including training programs; sharing of best practices; and maintaining focus on leading indicators, such as near-miss reporting, root cause analysis of all lost-time injuries, and sharing and discussing incidents that occurred during the past year. We also invite outside parties to assist in identifying potential safety trends and ways to mitigate identified risks. Management reviews a variety of safety metrics, including leading and lagging indicators, and updates are provided to corporate management by the business units monthly throughout the year.

The COVID-19 pandemic created a unique challenge to our business and industry.  We were designated an essential business in most of our locations, enabling us to continue production throughout the pandemic. We implemented enhanced health and safety protocols to safeguard our employees, as well as our customers and suppliers, both at our plants and third-party sites. Some of these health and safety protocols consisted of restricting access to our facilities to employees only, limiting travel between facilities by Company personnel to essential travel only, dividing the workforce at each location to ensure that any outbreak would not affect the entire workforce, staggering the timing of annual outages to ensure that only two cement plants were down at any one time, providing employees with up-to-date information about COVID-19 hot spots; and requiring self-quarantine for any employees who were possibly exposed to COVID-19. Despite the declining infection rates, we are continuing to focus on limiting possible future cases.

Industry Segment Information

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. The primary end market for our Cement segment is infrastructure, while the primary end market for our Concrete and Aggregates segment is infrastructure, and both residential and commercial construction. The primary end market for our Gypsum Wallboard and Recycled Paperboard segments is residential construction.

For information about the financial results of our business segments, including revenue, average net sales prices, sales volume and operating earnings, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Heavy Materials

Our Heavy Materials sector provides cement and concrete and aggregates for use in infrastructure, commercial, and residential construction. This sector comprises the Cement and Concrete and Aggregates segments. Demand has been strong for these construction products over the last several years. Cement consumption in the United States, as estimated by the Portland Cement Association (PCA), was approximately 112.1 million short tons in calendar 2020, compared with 109.8 million short tons in calendar 2019, and imported cement consumption was 17% of total sales in calendar 2020 compared with 16% in calendar 2019.

Cement

Cement is the basic binding agent for concrete, a primary construction material. The principal sources of demand for cement are public infrastructure, commercial construction, and residential construction, with public infrastructure accounting for nearly 50% of cement demand. Because of its low-value-to-weight ratio, the relative cost of transporting cement on land is high and limits the geographic area in which each producer can market its products profitably. Management believes shipments by truck are generally limited to a 150-mile radius from each plant up to 300 miles by rail, and further by barge. Therefore, the U.S. cement industry comprises numerous regional markets rather than a single national market. Cement consumption is affected by the time of year and prevalent weather conditions. Cement sales are generally greatest from spring through the middle of autumn.

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

Cement Plants

We operate eight modern cement plants (one of which is operated through a joint venture), and one slag grinding facility. Our clinker capacity is approximately 6.7 million tons, which is approximately 6% of total U.S. clinker capacity (clinker is the intermediary product before it is ground into cement powder). All of our cement plants use dry-process technology, and approximately 80% of our clinker capacity is produced from preheater or preheater/pre-calciner kilns, which are generally more energy-efficient kiln types. In addition to production facilities, we also operate 29 cement storage and distribution terminals.

Our cement companies focus on the U.S. heartland and operate as an integrated network selling product mainly in Colorado, Illinois, Kansas, Kentucky, Indiana, Iowa, Missouri, Nebraska, Nevada, Ohio, Oklahoma, and Texas. Our joint venture includes a minority interest in an import terminal in Houston, Texas, from which we can purchase up to 495,000 short tons annually. Our slag facility is located near Chicago, Illinois and has 500,000 tons annual grinding capacity.

The following table sets forth information regarding our cement plants at March 31, 2021 (tons are in thousands of short tons):

Plant Location	Rated Annual Clinker Capacity (1)		Annual Grinding Capacity	Manufacturing Process	Number of Kilns	Kiln Dedication Date	Owned or Leased Reserves	Estimated Minimum Limestone Reserves (2)	Estimated Minimum Limestone Reserves (Years) (3)	Fiscal 2021 Tons Mined
Buda, TX	1,300	(4)	1,435	Dry – 4 Stage Preheater/ Pre-calciner	1	1983	Owned	207,800	50+	1,550
LaSalle, IL	1,000		1,100	Dry – 5 Stage Preheater/Pre-calciner	1	2006	Owned	42,300	37	1,230
Sugar Creek, MO	1,000		1,300	Dry – 5 Stage Preheater/Pre-calciner	1	2002	Owned	122,330	50+	1,100
							Leased	4,400
Laramie, WY	650		800	Dry – 2 Stage Preheater	1	1988	Owned	98,000	50+	1,085
				Dry – Long Dry Kiln	1	1996	Leased	102,850
Tulsa, OK	600		900	Dry – Long Dry Kiln	1	1961	Owned	36,960	42	910
				Dry ‒ Long Dry Kiln	1	1964	Leased	4,190
Fernley, NV	500		550	Dry – Long Dry Kiln	1	1964	Owned	13,950	50+	480
				Dry – 1 Stage Preheater	1	1969	Leased	68,200
Louisville, KY	1,550		1,800	Dry - 4 Stage Preheater/Pre-calciner	1	1999	Owned	112,000	50+	1,965
Fairborn, OH	730		980	Dry – 4 Stage Preheater	1	1974	Owned	23,910	28	960
							Leased	3,980
Total-Gross	7,330		8,865
Total-Net (5)	6,680		8,150
(1)	One short ton equals 2,000 pounds.
(2)	All limestone reserves are considered to be probable under the definition provided by Industry Guide 7.
(3)	Years of limestone reserves calculated using annual rated capacity.
(4)	The amount shown represents 100% of plant capacity. This plant is owned by a separate limited partnership in which the Company has a 50% interest.
(5)	Net of partner’s 50% interest in the Buda, Texas plant.

All of our cement subsidiaries are wholly owned except the Buda, Texas plant (the Joint Venture), which is owned by Texas Lehigh Cement Company LP, a limited partnership joint venture owned 50% by us, and 50% by Lehigh Cement Company LLC, a subsidiary of Heidelberg Cement AG.

Our cement production, including our 50% share of the cement Joint Venture production, totaled 6.9 million short tons in fiscal 2021 and 5.4 million short tons in fiscal 2020. Total net cement sales, including our 50% share of cement sales from the Joint Venture, were 7.5 million and 5.9 million short tons in fiscal 2021 and fiscal 2020, respectively. The increases in fiscal 2021 compared with fiscal 2020 are due primarily to the Kosmos Acquisition in March 2020.

Demand, Sales, and Distribution

The principal sources of demand for cement and slag are public infrastructure, private non-residential construction, and residential construction, with public infrastructure comprising nearly 50% of total demand. Cement consumption in the U.S. increased approximately 2% during calendar 2020 from calendar 2019, and the PCA forecasts cement consumption will increase another approximately 2% in calendar 2021. Demand for cement is seasonal, particularly in northern states where inclement winter weather often affects construction activity. Cement sales are generally greatest from spring through the middle of autumn. Demand for slag has increased as the availability of fly ash has decreased due to the reduction in the use of coal to generate power.

Because of cement’s low value-to-weight ratio, the relative cost of transporting cement on land is high and limits the geographic area in which each company can market its products profitably. The low value-to-weight ratio generally limits shipments by truck to a 150-mile radius from each plant, up to 300 miles by rail, and further by barge. Consequently, the U.S. cement industry is made up of regional markets rather than a single national selling market. No single cement company has a distribution of plants extensive enough to serve all geographic areas, so profitability is sensitive to shifts in the balance between regional supply and demand.

Environmental and zoning regulations have made it increasingly difficult for the U.S. cement industry to expand existing facilities and to build new cement facilities. Although we cannot predict which policies will be adopted in the future by federal, state, and local governmental bodies, we anticipate that future restrictions will likely continue to make zoning and permitting of new capacity additions difficult. This could potentially enhance the value of our existing facilities. Furthermore, cost-efficient alternatives to cement are currently limited, and the availability of some alternatives is diminishing. For example, the availability of fly ash, a cement replacement, has decreased because of the retirement of coal fired power plants and the conversion of power plants from coal to natural gas and other forms of energy.

The difficulty in adding cement capacity, coupled with limited alternatives, leads to high U.S. cement manufacturing utilization rates, as well as the need for imported cement when demand levels are high.  Cement imports into the U.S. occur mostly to supplement domestic cement production or to supply a particular region. Cement is typically imported into deep water ports along the coast or on the Great Lakes, or transported on the Mississippi River system near major population centers. Our position in the U.S. heartland, away from most import terminals, insulates us from coastal imports, given the expense of transporting cement from deep water ports into the heartland regions. This geographic position further enhances the value of our plant network.

The PCA estimates that imports represented approximately 17% of cement used in the U.S. during calendar 2020, compared with 16% in calendar 2019. The PCA also estimates that imports will increase to approximately 18% of calendar 2021 consumption. Based on the normal distribution of cement into the market, we believe that no less than approximately 5% to 10% of the total consumption will consistently be served by imported cement.

The following table sets forth information regarding the geographic areas served by each of our cement and slag plants and the location of our distribution terminals in each area. We have 29 cement storage and distribution terminals that are strategically located to extend the sales areas of our plants.

Plant Location	Type of Plant	Operating Company Name	Principal Geographic Areas	Distribution Terminals (1)
Buda, Texas	Cement	Texas Lehigh Cement Company LP	Texas and western Louisiana	Corpus Christi, Texas; Houston, Texas; Roanoke (Fort Worth), Texas; Waco, Texas; Houston Cement Company (Joint Venture), Houston, Texas
LaSalle, Illinois	Cement	Illinois Cement Company	Illinois, Michigan and southern Wisconsin	Hartland, Wisconsin; South Beloit, Illinois, (2) Ottawa, Illinois
Sugar Creek, Missouri	Cement	Central Plains Cement Company	Western Missouri, eastern Kansas, eastern Nebraska, and Iowa	Sugar Creek, Missouri; Wichita, Kansas; Omaha, Nebraska; Altoona, Iowa; Springfield, Missouri
Tulsa, Oklahoma	Cement	Central Plains Cement Company	Oklahoma, western Arkansas, and southern Missouri	Oklahoma City, Oklahoma
Laramie, Wyoming	Cement	Mountain Cement Company	Wyoming, Utah, Colorado, and western Nebraska	Salt Lake City, Utah; Denver, Colorado; North Platte, Nebraska
Fernley, Nevada	Cement	Nevada Cement Company	Northern Nevada and northern California	Sacramento, California
Louisville, Kentucky	Cement	Kosmos Cement Company	Kentucky, Ohio, Indiana, West Virginia, eastern Illinois, western Pennsylvania, and northern Tennessee	Indianapolis, Indiana; Ceredo, West Virginia; Lexington, Kentucky (3); Cincinnati, Ohio; Pittsburgh, Pennsylvania; Charleston, West Virginia; Mount Vernon, Indiana (3)
Fairborn, Ohio	Cement	Fairborn Cement Company	Ohio, eastern Indiana, and northern Kentucky	Columbus, Ohio
Chicago, Illinois	Slag	Skyway Cement Company	Illinois, Pennsylvania, Iowa, Ohio, Minnesota, Missouri and Kansas	Kansas City, Missouri; Etna, Pennsylvania; Fairfield, Ohio (3)
(1)	Each of the above distribution terminals is capable of handling cement and/or slag.
(2)	We acquired this terminal on September 2, 2020.
(3)	This facility is being leased.

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

No single customer accounted for more than 10% of our Cement segment sales during fiscal 2021. We do not typically enter into long-term sales contracts or have a significant level of order backlog.

Raw Materials and Fuel Supplies

The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained mainly through mining and extraction operations conducted at mines and quarries that we own or lease, and that are located in close proximity to our plants. We believe the estimated recoverable limestone reserves we own or lease will permit each of our plants to operate at our present production capacity for at least 25 years. We are actively seeking additional limestone reserves close to our plants and believe we will be able to acquire more reserves in the future. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore, and gypsum. These materials are readily available and can be obtained either from Company-owned or leased reserves, or can be purchased from outside suppliers.

We utilize coal, petroleum coke, natural gas, and alternative fuels to fuel our cement plants. The cost of fuel and power increased in fiscal 2021, compared with fiscal 2020, due to higher natural gas prices during the fiscal fourth quarter. We expect the cost of fuel to remain fairly consistent in fiscal 2022. In keeping with our commitment to sustainability and cost management, we continue to expand the use of alternative fuels at our cement facilities.

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

The following environmental issues involving the cement manufacturing industry deserve special mention.

Cement Kiln Dust – Because much of CKD is unreacted raw materials, it is often returned to the production process. Substantially all CKD produced in connection with our ongoing operations is recycled, and therefore such CKD is not viewed as a waste under the Resource Conservation and Recovery Act (RCRA). However, CKD was historically collected and stored on-site at our Illinois, Nevada, Missouri, Oklahoma and Wyoming cement plants and at a former plant site in Corpus Christi, Texas, which is no longer producing cement. Currently, CKD waste is generally excluded from the definition of hazardous waste under the federal regulations. The U.S. Environmental Protection Agency (EPA) has been evaluating the regulatory status of CKD under the RCRA since 2002, and thus far has not changed its approach. If either the EPA or the states decide to reclassify or impose new management standards on this CKD at some point in the future, we could incur additional costs to comply with those requirements with respect to our historically collected CKD. CKD that comes in contact with water might produce a leachate with an alkalinity high enough to be classified as hazardous and might also leach certain hazardous trace metals therein.

Potential Greenhouse Gas Regulation – The potential regulation of our emission of greenhouse gases (GHGs), including carbon dioxide, could affect our cement operations because (1) the cement manufacturing process requires the combustion of large amounts of fuel to generate very high kiln temperatures; and (2) the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide. Curbing GHG emissions is a clear priority for the newly elected President Biden. Further, several states have individually implemented or are presently considering measures to reduce emissions of GHGs, primarily through the planned development of GHG inventories or registries, or regional GHG cap and trade programs. It is not possible at this time to predict how any future legislation that may be enacted or final EPA regulations that may be adopted to address GHG emissions would impact our business. However, any imposition of raw materials or production limitations, fuel-use or carbon taxes, or emission limitations or reductions could have a significant impact on the cement manufacturing industry and a material adverse effect on us and our results of operations.

Solid Waste Incineration Regulations – The EPA has promulgated revised regulations for Commercial and Industrial Solid Waste Incineration (CISWI) units, pursuant to Section 129 of the CAA. The EPA has approved several states’ implementation plans under this rule, including plans submitted by Colorado and Oklahoma, and has proposed a federal plan that would apply in states that have not submitted and received approval for a state plan has. Compared to the PC NESHAP, the CISWI regulations contain requirements across a broader range of pollutants, and the requirement for dioxin/furans for existing and new sources is somewhat more stringent.

Air Quality Standards for Ozone – The EPA is engaged in an ongoing review and implementation of the national ambient air quality standards (NAAQS) for ozone. Nonattainment designations in or surrounding our areas of operations could have a material impact on our consolidated financial results. The CAA requires the EPA to review, and if necessary, revise the NAAQS every five years. Most recently, in December 2020, the Trump Administration announced its decision to retain the 2015 ozone NAAQS set by the Obama Administration without change. This December 2020 final action, however, is subject to legal challenge and is currently being reviewed by the EPA pursuant to President Biden’s executive order directing federal agencies to review certain environmental actions taken by the Trump Administration.

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

In fiscal 2021, we had $2.4 million of capital expenditures related to compliance with environmental regulations applicable to our cement operations. We anticipate spending $2.9 million during fiscal 2022.

Concrete and Aggregates

Readymix concrete is a versatile, low-cost building material used in almost all construction. The production of readymix concrete involves mixing cement, sand, gravel or crushed stone, and water to form concrete, which is then sold and distributed to numerous construction contractors. Concrete is produced in batch plants and transported to customers’ job sites in mixer trucks.

The aggregates business consists of mining, extracting, producing, and selling crushed stone, sand, and gravel. Construction aggregates of suitable characteristics are employed in virtually all types of construction, including the production of readymix concrete, flexible base, and asphaltic mixes used in highway construction and maintenance.

On April 17, 2020, we sold Western Aggregates LLC and Mathews Readymix LLC, our readymix and aggregates companies in northern California for approximately $93.5 million. See Footnote (C) to the Audited Consolidated Financial Statements for more information regarding the sale.

Concrete and Aggregates Plants

We produce and distribute readymix concrete from company-owned sites in Central Texas; the greater Kansas City area; and northern Nevada. The following table sets forth information regarding these operations:

Location	Number of Plants	Number of Trucks
Central Texas	9	82
Kansas City Area	9	82
Northern Nevada	8	56
Total	26	220

We conduct aggregate operations near our concrete facilities. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company. The following table sets forth certain information regarding these aggregate facilities:

Location	Types of Aggregates	Estimated Annual Production Capacity (Thousand tons)	Owned or Leased	Estimated Minimum Reserves (Thousand Tons) (1)		Estimated Minimum Reserves (Years)		Fiscal 2021 Tons Mined (Thousand Tons)
Central Texas	Limestone and Gravel	2,500	Owned	4,300		25+		1,860
			Leased	61,500
Kansas City Area	Limestone		Owned	25,000	(2)	n/a	(3)	—
Northern Nevada	Sand and Gravel	650	Owned	20,000		50+		640
			Leased	25,360

(1)  All reserves are considered to be probable under the definition of Industry Guide 7.

(2)	Includes reserves located in our underground mine that we believe can be economically used for aggregate supply.
(3)	The Company is currently not operating its aggregate facility in the Kansas City area.

Our total net aggregates sales were 2.0 million tons in fiscal 2021 and 3.3 million tons in fiscal 2020. Total aggregates production was 2.5 million tons in fiscal 2021 and 4.1 million tons in fiscal 2020. The decline in both aggregates sales and aggregates production in fiscal 2021 was primarily due to the sale of our northern California aggregates business in April 2020. Excluding Western Aggregates, our aggregates sales were 1.9 million tons in fiscal 2021 and 1.7 million tons in fiscal 2020. A portion of our total aggregates production is used internally by our readymix concrete operations in Texas and northern Nevada.

Demand, Sales, and Distribution

Demand for readymix concrete and aggregates largely depends on local levels of construction activity. Construction activity is also subject to weather conditions, the availability of financing at reasonable rates, and overall fluctuations in local economies, and therefore tends to be cyclical. We sell readymix concrete to numerous contractors and other customers in each plant’s marketing area. Our batch plants in Central Texas, the greater Kansas City area, and northern Nevada are strategically located to serve each marketing area. Concrete is delivered from the batch plants primarily by company-owned trucks. We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from our plants by common carriers and customer pickup. No single customer accounted for more than 10% of fiscal 2021 segment revenue.

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

Raw Materials and Fuel Supplies

We obtain cement and aggregates for our concrete businesses from related companies, including our Joint Venture, as outlined below:

	Percentage of Internally Supplied
Location	Cement	Aggregates
Central Texas	—	45%
Kansas City Area	100%	—
Northern Nevada	100%	95%

We obtain the balance of our cement and aggregates requirements from multiple outside sources in each of these areas.

We mine and extract limestone, sand, and gravel, the principal raw materials used in the production of aggregates, from quarries owned or leased by us and located near our plants. On average, our aggregate reserves exceed 25 years based on normalized production levels and in many cases, much greater.

Environmental Matters

The concrete and aggregates industry is subject to environmental regulations similar to those governing our Cement operations. (See pages 10-11).

In fiscal 2021, we had $0.2 million of capital expenditures related to compliance with environmental regulations applicable to our Concrete and Aggregates operations. We anticipate spending $0.5 million during fiscal 2022.

Light Materials

Our Light Materials sector is comprised of the Gypsum Wallboard segment, which produces gypsum wallboard used in residential and commercial buildings, and the Recycled Paperboard segment, which produces paper primarily used in the manufacture of gypsum wallboard. Operations in this sector are concentrated in the Sun Belt of the United States, where the population is projected to grow approximately 26% between 2010 and 2040, according to the latest update in December 2019 by Moody’s Analytics. Population growth is a key long-term driver of demand for gypsum wallboard and recycled paperboard.

Gypsum Wallboard

Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial, and industrial structures. Our gypsum wallboard products are marketed under the name American Gypsum.

The gypsum wallboard manufacturing process involves four main steps, as shown in the graphic below:

Gypsum Wallboard Plants

We own and operate five gypsum wallboard plants, outlined in the table below. We anticipate running all of our facilities at the level required to meet customer demand, up to maximum capacity. Our gypsum wallboard is distributed in the geographic markets nearest to our production facilities.

The following table sets forth certain information regarding our gypsum wallboard plants:

Location	Approximate Annual Gypsum Wallboard Capacity (MMSF) (1)	Owned or Leased Reserves (2)	Estimated Minimum Gypsum Reserves (Thousand Tons) (3)		Estimated Minimum Gypsum Reserves (Years) (4)		Fiscal 2021 Tons Mined (Thousand Tons)
Albuquerque, New Mexico	425	Owned	10,490	(5)	50+	(5)	520
		Leased	53,690	(5)
Bernalillo, New Mexico	550			(5)	50+	(5)
Gypsum, Colorado	700	Owned	30,100		49		500
Duke, Oklahoma	1,300	Owned	63,800		50+		405
Georgetown, South Carolina (6)	900				47	(6)	—
Total	3,875
(1)	Million Square Feet (MMSF) based on anticipated product mix.
(2)	Owned reserves include mining claims.
(3)	All gypsum tons are deemed probable under the definition provided by Industry Guide 7.
(4)	At 100% capacity utilization.
(5)	The same reserves serve both New Mexico plants.
(6)	We signed a 60-year supply agreement in 2006 with Santee Cooper for synthetic gypsum that expires in 2068.

Our Gypsum Wallboard production totaled 2,907 MMSF in fiscal 2021 and 2,706 MMSF in fiscal 2020. Total Gypsum Wallboard sales were 2,857 MMSF in fiscal 2021 and 2,694 MMSF in fiscal 2020.

Demand, Sales, and Distribution

The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other markets such as manufactured housing. According to the Gypsum Association, industry shipments of gypsum wallboard were approximately 26.2 billion square feet in calendar 2020, compared to 25.9 billion square feet in calendar 2019. We estimate that residential and repair and remodel construction accounted for more than 80% of calendar 2020 industry sales.

Demand for gypsum wallboard remains highly cyclical and closely follows construction industry cycles, particularly housing construction. Demand for wallboard can be seasonal and is generally highest from spring through the middle of autumn.

We sell Gypsum Wallboard to numerous building-materials dealers, gypsum wallboard specialty distributors, lumber yards, home-center chains, and other customers located throughout the United States, with the exception of the Northeast. Gypsum wallboard is sold on a delivered basis, mostly by truck. We generally use third-party common carriers for deliveries. Three customers accounted for approximately 35% of our Gypsum Wallboard segment sales during fiscal 2021.

Although gypsum wallboard is distributed principally in local areas, certain industry producers (including the Company) have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to regions where demand is strong. Our rail distribution capabilities permit us to service customers in markets on both the east and west coasts, except for the Northeast. Less than 10% of our Wallboard volume sold during fiscal 2021 was delivered via rail.

There are currently six manufacturers of gypsum wallboard in the U.S., operating a total of 60 plants with a total of 71 lines, per the Gypsum Association. We estimate that the four largest producers ‒ Knauf, National Gypsum Company, Certainteed, and Koch Industries ‒ account for approximately 85% of gypsum wallboard sales in the U.S. Total wallboard-rated production capacity in the United States is currently estimated by the Gypsum Association at approximately 32.7 billion square feet per year.

Raw Materials and Fuel Supplies

We mine and extract natural gypsum, the principal raw material used in the manufacture of gypsum wallboard, from quarries owned, leased, or subject to mining claims owned by the Company and located near our plants. Certain of our New Mexico reserves are under lease with the Pueblo of Zia. Gypsum ore reserves at the Gypsum, Colorado plant are contained within a total of 115 placer claims encompassing 2,300 acres. Included in this are 94 unpatented mining claims, where mineral rights can be developed upon completion of permitting requirements. We are currently in the twelfth year of a 60-year supply agreement (original 20-year term with two 20-year extension options) with a public utility in South Carolina for synthetic gypsum, which we use at our Georgetown, South Carolina plant. If the utility is unable to generate the agreed-upon amount of gypsum, it is responsible for providing gypsum from a third party to fulfill its obligations.

Through our modern low-cost paperboard mill, we manufacture sufficient quantities of paper necessary for our gypsum wallboard production. Paper is a significant cost component in the manufacture of gypsum wallboard, currently representing approximately one-third of our production cost. Paper costs are anticipated to increase in fiscal 2022, which is expected to increase our manufacturing cost. See Raw Materials and Fuel Supplies in the Recycled Paperboard section for more discussion.

Our gypsum wallboard manufacturing operations use natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by three gas producers under gas-supply agreements expiring in October 2021 for Colorado, and October 2022 for South Carolina and Oklahoma. If the agreements are not renewed, we anticipate being able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. For our Albuquerque plant, we have an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for our Gypsum, Colorado facility is generated at the facility by a cogeneration power plant that we own and operate. Currently, the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Natural gas costs represented less than 10% of our production costs in fiscal 2021.

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

On April 17, 2015, the EPA published its final rule addressing the storage, reuse, and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (synthetic gypsum). We use synthetic gypsum in wallboard manufactured at our Georgetown, South Carolina plant. The rule, which applies only to electric utilities and independent power producers, establishes standards for the management of coal combustion residuals (CCRs) under Subtitle D of the Resource Conservation and Recovery Act, (RCRA), which is the Subtitle that regulates non-hazardous wastes. The rule imposes requirements addressing CCR surface impoundments and landfills, including location restrictions, design, and operating specifications; groundwater monitoring requirements; corrective action requirements; recordkeeping and reporting obligations; and closure requirements. Beneficial encapsulated uses of CCRs, including synthetic gypsum, are exempt from regulation. The rule became effective on October 19, 2015. Given the EPA’s decision to continue to allow CCR to be used in synthetic gypsum and to regulate CCR under the non-hazardous waste sections of RCRA, we do not expect the rule to materially affect our business, financial condition, and results of operations. Although the EPA proposed revisions to the final CCR rule in 2018, 2019, and 2020, material effects on our business, financial condition, and results of operations are unlikely because none of these proposed rules currently seek to overturn the management of CCR as non-hazardous waste or the regulatory exemption for beneficial encapsulated use of CCR.

As discussed in greater detail in the “Environmental Matters” section for Cement, the EPA in October 2015 strengthened the NAAQS for ozone by lowering the primary and secondary standards from 75 parts per billion (ppb) to 70 ppb. The EPA completed its attainment/nonattainment designations for the revised standards for all areas of the United States in July 2018. In December 2020, the Trump Administration announced its decision to retain the 2015 ozone NAAQS without change. This December 2020 final action, however, is subject to legal challenge and is currently being reviewed by the EPA pursuant to President Biden’s executive order directing federal agencies to review certain environmental actions taken by the Trump Administration. The EPA has not announced whether it plans to uphold or revise the 2020 ozone NAAQS. Consequently, if areas in or surrounding our operations obtain nonattainment designations, or if EPA chooses to revise and lower the current ozone NAAQS, our consolidated financial results may be materially impacted.

Our gypsum wallboard manufacturing process combusts natural gas. It is possible that GHG emissions from our manufacturing could become subject to regulation under the CAA as the EPA begins issuing new regulations to achieve President Biden’s GHG emission reduction goals. For a more detailed discussion of this issue, see the “Environmental Matters” section of our Cement business description on pages 10-11.

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

There were $0.2 million of capital expenditures related to compliance with environmental regulations applicable to our Gypsum Wallboard operations during fiscal 2021. We anticipate capital expenditures of approximately $2.0 million related to our Gypsum Wallboard operations during fiscal 2022.

Recycled Paperboard

Our Recycled Paperboard manufacturing operation, which we refer to as Republic Paperboard Company, is located in Lawton, Oklahoma and has a technologically advanced paper machine designed primarily for gypsum liner production utilizing 100% recycled paper. The paper’s uniform cross-directional strength and finish characteristics facilitate the efficiencies of new high-speed wallboard manufacturing lines and improve the efficiencies of the slower wallboard manufacturing lines. Although the machine was designed primarily to manufacture gypsum liner products, we are also able to manufacture several alternative products, including containerboard grades and lightweight packaging grades.

Our paper machine allows the paperboard operation to manufacture high-strength gypsum liner that is approximately 10% to 15% lighter in basis weight than what is generally available in the U.S. The low-

basis weight product utilizes less recycled fiber to produce paper that, in turn, requires less energy (natural gas) to evaporate moisture from the board during the gypsum wallboard manufacturing process. The low-basis weight paper also reduces the overall finished board weight, providing our Wallboard operations with more competitive transportation costs for both the inbound and outbound segments.

During 2020, we completed a project to enhance and expand our papermill, which has been sold out for several years. The project enabled us to increase line speeds and lower our operating costs, and increased the annual capacity at the paper mill to approximately 390,000 tons.

Demand, Sales, and Distribution

Our manufactured recycled paperboard products are sold to gypsum wallboard manufacturers and other industrial users. During fiscal 2021, approximately 40% of the recycled paperboard sold by our paper mill was consumed by the Company’s Gypsum Wallboard manufacturing operations. We have contracts with two other gypsum wallboard manufacturers that expire in the next three to four years, that represent approximately 50% of our total segment revenue, with the remaining volume shipped to other gypsum wallboard manufacturers. The loss of any of these contracts or a termination or reduction of their current production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

Raw Materials and Fuel Supplies

The principal raw materials in recycled paperboard are recycled paper fiber (recovered waste paper), water, and specialty paper chemicals. The largest waste paper source used by the operation is old cardboard containers (known as OCC). A blend of high grades (white papers consisting of ink-free papers, such as news blank and unprinted papers) is used in the gypsum liner facing paper, white top linerboard, and white bag liner grades.

We believe that an adequate supply of recycled paper fiber will continue to be available from sources located within a reasonable proximity of the paper mill. Although we have the capability to receive rail shipments, the vast majority of the recycled fiber purchased is delivered via truck. Prices are subject to market fluctuations based on generation of material (supply), demand, and the presence of the export market. Fiber pricing, on average, increased in fiscal 2021 compared with fiscal 2020. Most of the increase occurred in the fiscal first and fourth quarters, with the price declining slightly in the fiscal second and third quarters. We expect fiber prices to increase in the first quarter of fiscal 2022, then remain flat for the remainder of fiscal 2022. Current gypsum liner customer contracts include price escalators that partially offset and compensate for changes in raw material fiber prices. The chemicals used in the paper making operation, including size, retention aids, biocides, and bacteria controls, are readily available from several manufacturers at competitive prices.

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

Paperboard operations are generally large consumers of energy, mostly natural gas and electricity. Electricity is supplied to the paper mill by Public Service of Oklahoma (PSO) and they have requested a significant increase in rates for fiscal 2022. Oklahoma is a regulated state for electricity services, and all rate change requests must be presented to the Oklahoma Corporation Commission for review and approval before implementation. At this time, we are unable to estimate how much of the increase will be granted by the Oklahoma Corporation Commission. This power company has been moving its fuel source dependency to natural gas, which could affect our electricity rates in future years. Natural gas costs in fiscal 2021 increased compared with fiscal 2020. Natural gas costs were trending lower in fiscal 2021 until Winter Storm Uri in February 2021, when the spike in natural gas prices increased the average cost for fiscal 2021 above the average cost for fiscal 2020.

Environmental Matters

There were no capital expenditures related to compliance with environmental regulations applicable to our Recycled Paperboard operations during fiscal 2021, and none are expected in fiscal 2022.

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

COVID-19 RISK FACTORS

The COVID-19 pandemic has caused severe disruptions in the U.S. and global economies. Although infection rates have recently improved in many areas of the United States, the extent of the impact of the pandemic continues to be highly uncertain. Accordingly, it is possible that the pandemic could have a material adverse effect on our business, operations, financial condition and results of operations.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, the United States declared a national emergency arising from the COVID-19 pandemic, and many states and municipalities declared public health emergencies. Since the time of these initial declarations, international, federal, state, and local public health and governmental authorities have taken extraordinary and wide-ranging measures to contain and combat the outbreak and spread of COVID-19, including quarantines, “shelter-in-place” orders, and mandates and recommendations for individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Some of these measures have now been lifted or modified, but others have been extended or remain in place.

To date, we have not been materially affected by governmental orders requiring businesses to curtail or cease normal operations. Throughout the pandemic, we have been able to continue to operate as an essential business in virtually all of the markets we serve. If, however, the pandemic worsens, whether as a result of the emergence of new virus strains or additional waves of infection, it is possible that new restrictions would be adopted that could limit or restrict the scope of our operations. In general, either a worsening of the COVID-19 pandemic or the implementation of new governmental measures designed to contain its spread and mitigate its public health effects could have a negative impact on several areas affecting our business, including the following:

•	The COVID-19 pandemic could result in adverse macroeconomic conditions affecting demand for our products in the principal markets in which we operate.
•	The pandemic may have an adverse effect on state and local government revenues and construction budgets, and could result in delays, cancellations or curtailment of construction projects.
•	The pandemic could result in delays in collecting on certain of our accounts receivable from certain of our customers.
•	The pandemic could result in increased costs associated with compliance with new healt and safety measures, which may affect our operations in one or more of the markets in which we operate.
•

The pandemic has resulted, and may continue to result, in fluctuations in equity market prices (including that of our Common Stock), interest rates and credit spreads, which may limit our ability to raise or deploy capital and implement our future plans.

•	Finally, the pandemic could have other negative impacts on our operations, supply chain, transportation networks and customers, which we may not be able to anticipate or respond to effectively.

The future course of the COVID-19 pandemic is difficult to predict.  Although significant progress has been made in the current vaccination campaign in the United States, new virus strains have emerged, some which may present different health risks or be as or more difficult to contain than the original strains that reached the United States in early 2020. We are continuing to monitor the COVID-19 pandemic and its likely effects. The timing of these effects is not expected to be uniform, with some effects having a short-term impact and others likely to be felt for a number of years. In general, the extent to which the COVID-19 pandemic will ultimately impact our business, operations, financial condition and results of operations will depend on numerous factors, which are highly uncertain, rapidly changing and cannot be predicted. These factors include:

•	the duration and scope of the outbreak;
•	the timing of, and progress made in the current vaccination campaign, including the effectiveness of the campaign in dealing with new virus strains;
•	governmental, business and individual actions that have been and may be taken in response to the outbreak;
•	the effect of the outbreak on our customers, suppliers, supply chain, and other business partners;
•	our ability during the outbreak to continue to carry out our manufacturing operations in an efficient manner, while taking measures to protect the health and well-being of our employees;
•	the willingness and ability of our customers to order and pay for our products during and following the outbreak; and
•	the impact of the outbreak on the financial markets and economic activity generally.

The above uncertainties surrounding the COVID-19 pandemic also make it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our objectives for fiscal 2022 and future periods.

One key area we continue to closely monitor is the effect of the COVID-19 pandemic on our manufacturing operations. Although we are taking precautions to ensure the safety of our employees, we have experienced outbreaks at some of our facilities. In the event we suffer a serious outbreak at one of our manufacturing facilities, we may be forced to suspend operations at such facility until the health conditions improve. Any such reduction in our production capacity could render us unable to continue to produce our construction products or satisfy order placed by our customers.

INDUSTRY RISK FACTORS

We are affected by the level of demand in the construction industry.

Demand for our construction products and building materials is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. While the most recent downturn in residential and commercial construction, which began in calendar 2007, materially affected our business, certain economic fundamentals began improving in calendar 2012, and have generally continued to improve, particularly in recent periods; however, the rate and sustainability of such improvement remains uncertain, and the total impact of COVID-19 is not yet known. Although recent proposals have been made to increase infrastructure spending by the federal and some state and local governments, infrastructure spending continues to be adversely affected by several factors, including the budget constraints currently being experienced by federal, state and local governments. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including any weakness in residential or commercial construction) could have a material adverse effect on our business, financial condition, and results of operations.

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

Unfavorable weather conditions, such as snow, cold weather, tornados, hurricanes, tropical storms, and heavy or sustained rainfall, can reduce construction activity and adversely affect demand for construction products. In addition, severe weather conditions can impair our ability to continue our operations, and even require the closure of certain of our facilities on a temporary or extended basis.  Weather conditions also have the potential to increase our costs (including the cost of natural gas and electric power), reduce our production, or impede our ability to transport our products in an efficient and cost-effective manner. Similarly, operational difficulties, such as business interruption due to required maintenance, capital improvement projects, or loss of power, can increase our costs and reduce our production. The effect of these risks is more pronounced during peak construction periods, such as months of April through November, during which any reduction in demand or production could adversely affect our sales and operating profits.

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

Many of the products sold by us are commodities, and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions, and other market conditions beyond our control. Increases in the production capacity of industry participants for products such as gypsum wallboard, or cement or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. Currently, there continues to be significant excess nameplate capacity in the gypsum wallboard industry in the United States. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition, and results of operations.

ECONOMIC, POLITICAL, AND LEGAL RISK FACTORS

Our and our customers’ operations are subject to extensive governmental regulation, including environmental laws, which can be costly and burdensome.

Our operations and those of our customers are subject to and affected by federal, state, and local laws and regulations with respect to such matters as land usage, street and highway usage, noise level, and health and safety and environmental matters. In many instances, various certificates, permits, or licenses are required in order for us or our customers to conduct business or carry out construction and related operations. For example, certain of our waste-burning cement kilns are subject to the Standards of Performance for New Sources and Emissions Guidelines for Existing Sources for Commercial/Industrial Solid Waste Incinerators (the CISWI Rule). Although we believe that we are in compliance in all material respects with applicable regulatory requirements, there can be no assurance that we will not incur material costs or liabilities in connection with regulatory requirements or that demand for our products will not be adversely affected by regulatory issues affecting our customers. In addition, future developments, such as the discovery of new facts or conditions, the enactment or adoption of new or stricter laws or regulations, or stricter interpretations of existing laws or regulations, may impose new liabilities on us, require additional investment by us, or prevent us from opening, expanding, or modifying plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations. Further, out of the 16 states where we have operations, 10 states contain at least one “area” that was designated as being in nonattainment for the 2015 ozone National Ambient Air Quality Standards (NAAQS) (California, Colorado, Illinois, Kentucky, Missouri, Nevada, New Mexico, Ohio, Texas, Utah, and Wisconsin). We may be required to meet new control requirements in these states requiring significant capital expenditures for compliance.

Climate change and climate change legislation or regulations may adversely affect our business.

A number of governmental bodies have finalized, proposed, or are contemplating legislative and regulatory changes in response to the potential effects of climate change. Such legislation or regulation has and potentially could include provisions for a “cap and trade” system of allowances and credits or a carbon tax, among other provisions. Any future laws or regulations addressing GHG emissions would likely have a negative impact on our business or results of operations, whether through the imposition of raw material or production limitations, fuel-use, or carbon taxes emission limitations or reductions, or otherwise. Notably, curbing GHG emissions and tackling climate change is a clear priority for President Biden’s administration.

Shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change and to require agencies to review environmental actions taken by the Trump administration, as well as a memorandum to departments and agencies to refrain from proposing or issuing rules until a departmental or agency head appointed or designated by the Biden administration has reviewed and approved the rule. These executive orders may result in the development of additional regulations or changes to existing regulations.

Climate change legislation and regulation concerning GHGs if implemented could have a material adverse effect on our financial condition, results of operations, and liquidity. There is also a potential for climate change legislation and regulation to adversely affect the cost of purchased energy and electricity.

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

Title to, and the area of, mineral properties and water rights may also be disputed. Mineral properties sometimes contain claims or transfer histories that examiners cannot verify. A successful claim that we do not have title to one or more of our properties or lack appropriate water rights could cause us to lose any rights to explore, develop, and extract any minerals or utilize water on that property, without compensation for our prior expenditures relating to such property. Our business may suffer a material adverse effect in the event one or more of our properties are determined to have title deficiencies.

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

We are, or may become, party to various lawsuits, claims, investigations, and proceedings, including but not limited to personal injury, environmental, antitrust, tax, asbestos, property entitlements and land use, intellectual property, commercial, contract, product liability, health and safety, and employment matters. The outcome of pending or future lawsuits, claims, investigations, or proceedings is often difficult to predict and could be adverse and material in amount. Developments in these proceedings can lead to changes in management’s estimates of liabilities associated with these proceedings, including as a result of rulings or judgments by a judge, agency, or arbitrator, settlements, or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in charges that could have a material adverse effect on our results of operations and cash flows in a particular period. In addition, the defense of these lawsuits, claims, investigations, and proceedings may divert our management’s attention, and we may incur significant costs in defending these matters.

Our bylaws include a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any internal corporate claims within the meaning of the Delaware General Corporation Law (DGCL), (ii) any derivative action or proceeding brought on our behalf, (iii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees to us or to our stockholders, or (iv) any action asserting a claim arising pursuant to any provision of the DGCL, will be a state or federal court located within the State of Delaware in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in our bylaws may limit our stockholders’ ability to pursue claims in a judicial forum of their choosing for disputes with us or our directors, officers, or employees. It is also possible that, notwithstanding the forum selection clause included in our bylaws, a court could rule in specific circumstances that such a provision is inapplicable or unenforceable, which could require that we defend claims in other forums.

CYBER RISK FACTORS

A cyber-attack or data security breach affecting our information technology systems may negatively affect our businesses, financial condition, and operating results.

We use information technology systems to collect, store, and transmit the data needed to operate our businesses, including our confidential and proprietary information. Although we endeavor to implement and maintain industry-standard security safeguards and policies to prevent unauthorized access or disclosure of such information, we cannot prevent all cyber-attacks or data security breaches. If such an attack or breach occurs, our businesses could be negatively affected, and we could incur additional costs in remediating the attack or breach and suffer reputational harm due to the theft or disclosure of our confidential information.

FINANCIAL AND OPERATIONAL RISK FACTORS

Our Cement business is capital intensive, resulting in significant fixed and semi-fixed costs. Therefore, our earnings are sensitive to changes in volume.

Due to the high levels of fixed capital required to produce cement, the ability of our Cement segment to remain profitable is dependent on achieving and maintaining strong volumes of cement production and sales. Any decreases in volume could have an adverse effect on our financial condition and results of operations.  In addition, our cement plants require significant capital expenditures to support our business. We believe that our current cash balance, along with our projected internal cash flows and our available financing resources will provide sufficient cash to support our currently anticipated operating and capital needs. However, if we are unable to generate sufficient cash to purchase and maintain the property and machinery necessary to operate our cement business, we may be required to reduce or delay planned capital expenditures or incur additional debt.

Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our business and results of operations.

Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our revenue and cash flows. Our contracts with our customers provide for different potential remedies in the event a customer fails to purchase the minimum contracted amount of product in a given period. If we were to pursue legal remedies against a customer that failed to purchase the minimum contracted amount of product under a fixed-volume contract or failed to satisfy the take-or-pay commitment under a take-or-pay contract, we may receive significantly less in a judgment or settlement of any claimed breach than we would have received had the customer fully performed under the contract. In the event of any customer’s breach, we may also choose to renegotiate any disputed contract on less favorable terms (including with respect to price and volume) in order to allow for us to preserve the relationship with that customer.

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

Major cost components in each of our businesses are the costs of fuel, energy, and raw materials. Significant increases in the costs of fuel, energy, or raw materials, or substantial decreases in their availability, could materially and adversely affect our sales and operating profits. Prices for fuel, energy, or raw materials used in connection with our businesses have in some cases been subject to significant changes in a short period of time for reasons outside our control. For example, prices for fuel and electrical power, which are significant components of the costs associated with our Gypsum Wallboard and Cement businesses, have fluctuated significantly in recent years and may increase in the future. The prices we pay for fuel and electric power are often determined in whole or in part by market-based pricing mechanisms (including spot market pricing mechanisms).  In the past, we have experienced significant and unanticipated price increases due to, among other things, unfavorable weather conditions and governmental responses from the resulting shortages in fuel and power.  Significant price fluctuations also have the potential to give rise to disputes with contractual counterparties, which can be complex and difficult to resolve.  In the event of large or rapid increases in prices, we may not be able to pass the increases through to our customers in full, which would reduce our operating margin

Changes in the cost or availability of raw materials supplied by third parties may adversely affect our operating and financial performance.

We generally maintain our own reserves of limestone, gypsum, aggregates, and other materials that we use to manufacture our products. However, we obtain certain raw materials used to manufacture our products, such as synthetic gypsum and slag granules, from third parties who produce such materials as by-products of industrial processes. While we try to secure our needed supply of such materials through long-term contracts, those contracts may not be sufficient to meet our needs, or we may be unable to renew or replace existing contracts when they expire or are terminated in the future. Should our existing suppliers cease operations or reduce or eliminate production of these by-products, our costs to procure these materials may increase significantly, or we may be obliged to procure alternatives to replace these materials, which may not be available on commercially reasonable terms or at all. Any such developments may adversely affect our operations and financial condition.

Our production facilities may experience unexpected equipment failures, catastrophic events, and scheduled maintenance.

Our manufacturing processes are complex and dependent upon critical pieces of equipment and effective maintenance programs. Such equipment may, on occasion, be out of service as a result of unanticipated events such as fires, explosions, violent weather conditions, or unexpected operational difficulties. We also have periodically scheduled shut-downs to perform maintenance on our facilities. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue and profits due to lost production time, which could have a material adverse effect on our results of operations and financial condition. In general, any interruptions in our production processes or limitation in our production capabilities may cause our productivity and results of operations to decline significantly during the affected period.

Significant changes in the cost and availability of transportation could adversely affect our business, financial condition, and results of operations.

Some of the raw materials used in our manufacturing processes, such as coal or coke, are transported to our facilities by truck or rail. In addition, transportation logistics play an important part in allowing us to supply products to our customers, whether by truck, rail, or barge. For example, we deliver gypsum wallboard to many areas of the United States, and the transportation costs associated with the delivery of our wallboard products represent a significant portion of the variable cost of our Gypsum Wallboard segment. On the other hand, cement is more difficult and costly to transport over long distances, which limits the areas typically served by our cement plants. Significant increases in the cost of fuel or energy can result in material increases in the cost of transportation, which could materially and adversely affect our operating profits. In addition, reductions in the availability of certain modes of transportation, such as rail or trucking, could limit our ability to deliver product and therefore materially and adversely affect our operating profits.

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

In addition, these agreements require us to meet and maintain certain financial ratios and tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including changes in general business and economic conditions, may impair our ability to comply with these covenants or meet those financial ratios and tests. A breach of any of these covenants or failure to maintain the required ratios and meet the required tests may result in an event of default under these agreements. This may allow the lenders under these agreements to declare all amounts outstanding to be immediately due and payable, terminate any commitments to extend further credit to us, and pursue other remedies available to them under the applicable agreements. If this occurs, our indebtedness may be accelerated, and we may not be able to refinance the accelerated indebtedness on favorable terms, or at all, or repay the accelerated indebtedness. In general, the occurrence of any event of default under these agreements could have a material adverse effect on our financial condition or results of operations.

We have incurred or may incur substantial indebtedness, which could adversely affect our business, limit our ability to plan for or respond to changes in our business, and reduce our profitability.

In the past, we have incurred significant indebtedness in connection with acquisition transactions or otherwise to fund the growth and development of our business. We may also incur significant indebtedness from time to time in the future for these or other reasons. Our future ability to satisfy our debt obligations is subject, to some extent, to financial, market, competitive, legislative, regulatory, and other factors that are beyond our control. Substantial debt obligations could have negative consequences to our business, and, in particular, could impede, restrict, or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

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

•

as a result of the amount of our outstanding indebtedness and the restrictive covenants to which we are or may become subject, if we determine that we require additional financing to fund future working capital, capital investments, or other business activities, we may not be able to obtain such financing on commercially reasonable terms, or at all; and

•

our flexibility in planning for, or reacting to, changes in our business and industry may be limited, thereby placing us at a competitive disadvantage compared with our competitors that have less indebtedness.

Increases in interest rates and inflation could adversely affect our business and demand for our products, which would have a negative effect on our results of operations.

Our business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial, and infrastructure construction activity by impacting the cost of borrowed funds to builders. Higher interest rates could result in decreased demand for our products, which would have a material adverse effect on our business and results of operations. In addition, increases in interest rates could result in higher interest expense related to borrowings under our borrowing facilities. Inflation can result in higher interest rates. With inflation, the costs of capital increase, and the purchasing power of our cash resources can decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation, which could have a direct and indirect adverse impact on our business and results of operations.

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

Disruption of our business operations due to disputes with organized labor.

Approximately half of our hourly employees are covered by collective bargaining agreements. Disputes with trade unions or the inability to renew our labor agreements may lead to work stoppages or strikes that could disrupt our business operations and lead to higher costs and/or reduced revenue and operating earnings.

OTHER RISK FACTORS

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

Our Cement business has grown largely through acquisitions, and there is no assurance that we will be able to continue to acquire cement plans to support future growth.

In prior years, we have been able to increase the size and scope of our Cement business in large part through acquisitions of cement plants from third parties.  There are a limited number of companies operating cement plant in the United States, and plants typically become available for purchase only infrequently, such as in connection with a merger, acquisition or corporate reorganization or refinancing.  When cement plants become available for purchase, the purchase process is often highly competitive, which tends to result in relatively high valuations for the plants offered for sale. There can be no assurance that we will be able to continue to identify appropriate acquisition candidates or acquire cement plants at values that we regard as reasonable.

We may pursue new business opportunities and, if we do so, these opportunities will be subject to the risks typically associated with the early stages of business development or product line expansion.

We may from time to time pursue opportunities which are natural extensions of our existing core businesses and which allow us to leverage our core competencies, existing infrastructure, and customer relationships. Our likelihood of success in pursuing and realizing these opportunities must be considered in light of the expenses, difficulties, and delays frequently encountered in connection with the early phases of business development or product line expansion, including the difficulties involved in obtaining permits; planning and constructing new facilities; transporting and storing products; establishing, maintaining, or expanding customer relationships; as well as navigating the regulatory environment in which we operate. There can be no assurance that we will be successful in the pursuit and realization of these opportunities.

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

ITEM 1B. Unresolved Staff Comments

There are no unresolved Staff comments.

ITEM 2. Properties

Our operating facilities span the U.S. They include cement plants, quarries, and related facilities; concrete and aggregate plants and quarries; gypsum wallboard plants; and a recycled paperboard mill; as well as distribution terminals and our headquarters in Dallas. All of our facilities are owned, with the exception of our headquarters in Dallas, which is leased through May 2029 and certain terminals, as discussed on page 9. None of our facilities are pledged as security for any debts. Please see the Industry Segment Information section on pages 5-19 for more information about the location of our facilities.

The following map shows the locations of our operating facilities at March 31, 2021, by type of facility.

ITEM 3. Legal Proceedings

From time to time we have been and may in the future become involved in litigation or other legal proceedings in the ordinary course of our business activities or in connection with transactions or activities undertaken by us, including claims related to worker safety, worker health, environmental matters, land use rights, taxes and permits.  While the outcome of these proceedings cannot be predicted with certainty, in the opinion of management (based on currently available facts), we do not believe that the ultimate outcome of any currently pending legal proceeding will have a material effect on our consolidated financial condition, results of operations or liquidity.

 For additional information regarding claims and other contingent liabilities to which we may be subject, see Footnote (K) in the Audited Consolidated Financial Statements.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends

As of May 18, 2021, there were approximately 1,200 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP.

SHARE REPURCHASES

On April 18, 2019, the Board of Directors authorized us to repurchase an additional 10,000,000 shares. Including this latest authorization, our Board of Directors has approved the repurchase in the open market of a cumulative total of 48,393,305 shares of our Common Stock since we became publicly held in April 1994.

During fiscal years 2020 and 2019, we repurchased 3,574,109 and 3,309,670 shares, respectively, at average prices of $87.82 and $82.18, respectively. We did not repurchase any shares in fiscal 2021. We have repurchased approximately 41.1 million shares from April 1994 through March 31, 2021.

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

We did not have any sales of unregistered equity securities during fiscal 2021.

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

The graph below compares the cumulative 5-year total return to holders of Eagle Materials Inc. common stock with the cumulative total returns of the Russell 1000 index and the Dow Jones US Building Materials & Fixtures index. The graph assumes that the value of the investment (including the reinvestment of dividends) in the Company’s common stock and in each of the indices was $100 on March 31, 2016, and tracks it through March 31, 2021.

	3/16	3/17	3/18	3/19	3/20	3/21
Eagle Materials Inc.	100.00	139.25	148.30	121.90	84.86	195.54
Russell 1000	100.00	117.43	133.84	146.29	134.55	216.07
Dow Jones US Building Materials & Fixtures	100.00	115.17	121.77	119.99	110.34	214.37

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. Selected Financial Data

SEC Release No. 33-10890 eliminated the requirement of selected financial data previously required by Item 301 of Regulation S-K.

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

On September 18, 2020, we sold our Oil and Gas Proppants business, which had previously been reported as a separate operating segment, for a purchase price of $2.0 million, which was paid in Smart Sand common stock. For financial reporting purposes, the sale resulted in a gain of approximately $9.2 million. Because the sale of the Oil and Gas Proppants business was determined to meet the accounting criteria for discontinued operations, this segment is no longer separately reported in our reportable segment footnote for any of the periods presented. See Footnotes (C) and (I) in the Audited Consolidated Financial Statements for more information about the sale of the Oil and Gas Proppants business.

Our current businesses are organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the fiscal years ended March 31, 2021 and 2020, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard.

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

The ConAgg Acquisition’s assets and operating results are included in our Concrete and Aggregates segment reporting from August 2, 2019 through March 31, 2020, and for all of fiscal 2021.

On March 6, 2020, we completed the acquisition (the Kosmos Acquisition) of the assets of Kosmos Cement Company (a joint venture between CEMEX S.A.B. de C.V. and Buzzi Unicem S.p.A.) (Kosmos), which included (i) a cement plant located in Louisville, Kentucky, (ii) a limestone quarry located in Battletown, Kentucky, (iii) cement distribution terminals located in Indianapolis, Indiana; Cincinnati, Ohio; Pittsburgh, Pennsylvania; Charleston, West Virginia; Ceredo, West Virginia; Mt. Vernon, Indiana; and Lexington, Kentucky, and (iv) certain other properties and assets used by Kosmos in connection with the foregoing (collectively, the Kosmos Business) for a purchase price of approximately $669 million. We also assumed certain liabilities and obligations of Kosmos relating to the Kosmos Business, including contractual obligations, reclamation obligations, and various other liabilities and obligations arising out of or relating to the Kosmos Business after the closing of the transaction. We funded the payment of the purchase price and expenses incurred in connection with the transaction through a combination of cash on hand and a syndicated term loan facility. The Kosmos Business’ assets and operating results are included in our Cement segment reporting from March 6, 2020 through March 31, 2020, and for all of fiscal 2021.

On April 17, 2020, we sold our Western Aggregates LLC (Western) and Mathews Readymix LLC (Mathews) businesses for an aggregate purchase price of $93.5 million, resulting in a gain of $52.0 million. Western and Mathews were part of our Concrete and Aggregates operating segment, and their results of operations were included in fiscal 2020 and 2019, and from April 1, 2020 through April 17, 2020.

MARKET CONDITIONS AND OUTLOOK

Our financial results in fiscal 2021 were not materially affected by the extraordinary and wide-ranging actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the spread of COVID-19. Nevertheless, the future course of the COVID-19 pandemic is difficult to predict, and the extent to which the COVID-19 pandemic will ultimately impact our business, operations, financial condition and results of operations will depend on numerous factors, which are highly uncertain, rapidly changing and cannot be predicted.

Our fiscal 2021 results were strong, with increased operating earnings in all segments except Recycled Paperboard. Our end markets remained resilient despite the uncertainty related to COVID-19. Our regional construction markets continued to generally outperform the national average, and sales volume in both major business lines remained strong – our Gypsum Wallboard shipments were up 6%, and our organic Cement sales volume increased 1%.

We are well positioned to manage our cost structure and meet our customers’ needs during the upcoming fiscal year.  Our substantial raw material reserves support our low-cost producer position and the integration of the Kosmos Acquisition during fiscal 2021 expanded our Cement sales footprint in the central part of the United States. We expect our cost of freight will increase in fiscal 2022, as the continued demand for construction and construction products increases.

On the demand side, the passage of the latest stimulus bill in March 2021 provided states with additional funds to compensate for lower tax collections due to COVID-related shutdowns, and the new administration’s proposed new infrastructure program, if passed, will increase investment in roads, bridges and other infrastructure throughout the country.

Our integrated cement sales network stretches across the U.S. heartland and is operating at high utilization levels; therefore, organic cement sales volume growth will be limited. The PCA is estimating cement consumption will increase in calendar 2021 over 2020 by approximately 2%. In addition to weather, cement and concrete and aggregates markets are affected by infrastructure spending, residential construction, and industrial construction activity.

Our primary Gypsum Wallboard sales network stretches across the southern half of the United States, consistent with our facility network. Wallboard demand is heavily influenced by new residential housing construction, as well as repair and remodeling activity. Residential housing starts increased 7% in calendar 2020 from 2019, and are expected to remain strong throughout the remainder of calendar 2021.

Our Recycled Paperboard business primarily sells paper into the gypsum wallboard market, and demand for paper generally follows the demand for gypsum wallboard. The primary raw material used to produce paperboard is OCC. We expect OCC prices to increase during the fiscal first quarter of 2022, then remain consistent for the rest of the fiscal year. Additionally, the PSO has requested an increase in electric rates that, if approved, would significantly increase our power costs in fiscal 2022. Although current gypsum liner customer contracts include price escalators that partially offset and compensate for changes in raw material fiber prices, these increases likely will adversely affect our Gypsum Wallboard operations by increasing the cost of paper.

During February 2021, Winter Storm Uri adversely affected the operations of several of our cement plants, as well as our Gypsum Wallboard and Recycled Paperboard businesses. The impact of the storm increased costs, principally for natural gas and electric power, in the affected businesses during the fourth quarter of fiscal 2021. In addition, in regions affected by the storm, construction activities experienced significant reductions for the duration of the storm. We are engaged in discussions with contractual counterparties regarding the responsibility for certain charges and obligations arising as a result of the storm, and therefore it is not possible at the present time to make a final determination of the storm’s impact on our financial results, or potential impact on costs in future periods.

Results of Operations

Fiscal Year 2021 Compared with Fiscal Year 2020

	For the Years Ended March 31,
	2021	2020	Percentage Change
	(in thousands, except per share)
Revenue	$1,622,642	$1,404,033	16%
Cost of Goods Sold	(1,214,287)	(1,061,367)	14%
Gross Profit	408,355	342,666	19%
Equity in Earnings of Unconsolidated Joint Venture	37,441	42,585	(12)%
Corporate General and Administrative	(49,511)	(65,410)	(24)%
Gain on Sale of Businesses	51,973	—	—
Impairment Losses	—	(25,131)	(100)%
Other Non-Operating Income (Loss)	20,274	(594)	(3513)%
Interest Expense, net	(44,420)	(38,421)	16%
Earnings from Continuing Operations Before Income Taxes	424,112	255,695	66%
Income Tax Expense	(89,946)	(24,504)	267%
Net Earnings From Continuing Operations	334,166	231,191	45%
Net Earnings (Loss) from Discontinued Operations	5,278	(160,297)	(103)%
Net Earnings	$339,444	$70,894	379%
Diluted Earnings per Share from Continuing Operations	$7.99	$5.47	46%

Revenue

Revenue increased in fiscal 2021 by $218.6 million, or 16%, to $1,622.6 million. The Kosmos and ConAgg Acquisitions contributed approximately $177.7 million of Revenue in fiscal 2021, while Western and Mathews contributed approximately $30.7 million of Revenue in fiscal 2020. Excluding the acquisitions and dispositions, Revenue increased approximately $71.6 million, or 5%, primarily due to higher gross sales prices and Sales Volume of approximately $45.3 million and $26.3 million, respectively. All of our segments contributed to the higher gross sales prices, while the increase in Sales Volume primarily related to the Cement and Gypsum Wallboard segments. See individual segment disclosure on pages 42-45 for more information.

Cost of Goods Sold

Cost of Goods Sold increased by $152.9 million, or 14%, to $1,214.3 million in fiscal 2021. The Kosmos and ConAgg Acquisitions contributed $136.1 million of Cost of Goods Sold for fiscal 2021, while Western and Mathews contributed approximately $27.3 million of Cost of Goods Sold in fiscal 2020. Excluding the acquisitions and dispositions, Cost of Goods Sold increased by $44.1 million, or 4%. The increase in Cost of Goods Sold was due to higher Sales Volume and operating costs of $28.5 million and $15.6 million, respectively. The increase in the operating costs related primarily to our Cement and Recycled Paperboard segments and is discussed further on pages 42-45.

Gross Profit

Gross Profit increased by 19% to $408.4 million in fiscal 2021. Excluding the acquisitions and dispositions, Gross Profit increased by $27.5 million, or 9%. The increase in Gross Profit was mainly because of higher gross sales prices and Sales Volume, partially offset by higher operating costs, as noted above. The gross margin increased to 25% in fiscal 2021 from 24% in fiscal 2020.

Equity in Earnings of Unconsolidated Joint Venture

Equity in Earnings of Unconsolidated Joint Venture decreased by $5.2 million, or 12%. The decline was mostly due to lower gross sales prices and Sales Volume of approximately $0.3 million and $3.3 million, respectively, as well as increased operating costs of $1.6 million. The increase in operating costs was due primarily to maintenance and fuel, which increased by approximately $0.9 million and $0.4 million, respectively.

Corporate General and Administrative

Corporate General and Administrative expenses decreased by approximately $15.9 million, or 24%, to $49.5 million in fiscal 2021. The decrease was due primarily to a reduction of legal and professional fees, acquisition-related expenses, and stock compensation costs, which contributed approximately $9.5 million, $2.8 million, and $4.9 million, respectively. The lower legal and professional fees related to higher amounts spent in the prior fiscal year in connection with our strategic portfolio review, while the lower acquisition-related expenses were due to expenses incurred in fiscal 2020 related to the Kosmos and ConAgg Acquisitions, partially offset by amounts incurred in fiscal 2021 related to the sales of Western, Mathews and our Oil and Gas Proppants businesses. The decline in stock compensation costs was due to the acceleration of stock compensation costs of $5.3 million upon the retirement of our Chief Executive Officer in the first quarter of fiscal 2020, which was partially offset by higher salary and incentive compensation expense of approximately $0.8 million in fiscal 2021.

Gain on sale of businesses

On April 17, 2020, we sold Western and Mathews for approximately $93.5 million, resulting in a gain on sale of approximately $52.0 million. See Footnote (C) to the Audited Consolidated Financial Statements for more information regarding this sale.

IMPAIRMENT LOSSES

Impairment Losses in fiscal 2020 related to certain assets of the Oil and Gas Proppants business that were impaired, but were not included in the sale of the business in September 2020. These impairment charges related primarily to real estate and lease right-of-use assets.

Other non-operating Income (LOSS)

Other Non-Operating Income was $20.3 million in fiscal 2021, compared with Other Non-Operating Loss of $0.6 million in fiscal 2020. Other Non-Operating Income (Loss) consists of a variety of items that are non-segment operating in nature, including lease and rental income, investment income, non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items, such as large non-routine sales of excess raw materials or energy.

Interest Expense, Net

Interest Expense, net increased by approximately $6.0 million, or 16%, during fiscal 2021. The increase in Interest Expense, net was mostly due to higher interest on borrowings under our Term Loan of approximately $15.3 million and amortization of related debt issuance costs of $2.4 million. These increases were partially offset by lower interest on our Revolving Credit Facility of approximately $10.5 million and our Unsecured Private Placement Notes of $1.1 million, which were paid in full in fiscal 2020. The higher debt issuance costs were related to the issuance of the Term Loan in March 2020 and the amendments of both the Revolving Credit Facility in April 2020 and the Term Loan March 2021. The lower interest expense on our Revolving Credit Facility was due to reducing the balance throughout the first two quarters of fiscal 2021, before repaying the remaining balance in November 2020.

Earnings from continuing operations Before Income Taxes

Earnings from Continuing Operations Before Income Taxes increased to $424.1 million during fiscal 2021, primarily due to higher Gross Profit and Gain on Sale of Businesses, and lower Corporate General and Administrative Expense. This was partially offset by lower Equity in Earnings of Unconsolidated Joint Venture and increased Interest Expense, net.

Income Tax Expense

Income Tax Expense for fiscal 2021 increased to $89.9 million from $24.5 million for fiscal 2020. The effective tax rate increased to 21% from 10% in the prior-year period. The increase in the effective tax rate was mainly due to the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which allowed a five-year carryback of net operating losses generated between 2018 and 2021. In March 2020 we recorded a one-time discrete benefit of $31.7 million related to the carryback and utilization of net operating losses in prior years at a higher rate than the current statutory rate.

Net Earnings from continuing operations and Diluted Earnings per Share from continuing operations

Net Earnings from Continuing Operations increased 45% in fiscal 2021 to $334.2 million. Diluted Earnings per Share in fiscal 2021 were $7.99, compared with $5.47 for fiscal 2020.

Net Earnings (Loss) from Discontinued Operations

Net Earnings (Loss) from Discontinued Operations increased to $5.3 million during fiscal 2021, compared with a Net Loss from Discontinued Operations of $160.3 million for fiscal 2020. The improvement was due primarily to the impairment of the operating facilities, quarries and certain lease right-of-use assets of the Oil and Gas Proppants business during fiscal 2020, as well as the recording of a $9.2 million gain on sale of the business in September 2020.

net earnings

Net Earnings increased 379% to $339.4 million for fiscal 2021, primarily due to the reasons discussed above.

FISCAL YEAR 2021 vs FISCAL YEAR 2020 Results by Segment

The following presents results within our two business sectors in fiscal 2021 and fiscal 2020. Revenue and operating results are organized by sector and discussed by individual business segment within each respective business sector.

Heavy Materials

Cement (1)

	For the Years Ended March 31,
	2021	2020	Percentage Change
	(in thousands, except per ton information)
Gross Revenue, including Intersegment and Joint Venture	$944,556	$752,002	26%
Less Intersegment Revenue	$(20,862)	$(21,499)	(3)%
Less Joint Venture Revenue	$(105,191)	$(113,536)	(7)%
Gross Revenue, as reported	$818,503	$616,967	33%
Freight and Delivery Costs billed to Customers	(68,725)	(47,009)	46%
Net Revenue	$749,778	$569,958	32%

Sales Volume (M Tons)	7,466	5,931	26%
Average Net Sales Price, per ton (2)	$111.19	$109.96	1%
Operating Margin, per ton	$31.34	$30.57	2%
Operating Earnings	$233,957	$181,330	29%

(1)	Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.
(2)	Net of freight per ton, including the Joint Venture.

Cement Revenue was $944.6 million for fiscal 2021, a 26% increase over fiscal 2020. Organic Cement Revenue increased approximately $25.6 million, primarily due to higher gross sales prices and Sales Volume, which improved Cement Revenue by approximately $19.6 million and $6.0 million, respectively.

Cement Operating Earnings increased 29% to $234.0 million for fiscal 2021. Excluding the Kosmos Acquisition, Operating Earnings increased $11.8 million, or 6%. The increase was due to higher gross sales prices and Sales Volume, which positively affected Operating Earnings by approximately $19.6 million and $0.4 million, respectively. This was partially offset by higher operating costs, which reduced Operating Earnings by $8.2 million. The increase in operating costs was mostly due to increased lease and rental expense and purchased raw materials of approximately $2.7 million and $5.2 million, respectively. The Operating Margin increased to 25% from 24%, primarily because of higher gross sales prices.

Operating Earnings during the fourth quarter were adversely affected by a severe winter storm during February 2021. This storm had a significant impact on Texas and the broader southern United States. Our cement facilities in Texas, Missouri and Oklahoma were forced to curtail production and energy prices spiked during this time period. We estimate the storm’s impact was approximately $6.0 million in additional cement costs during the fiscal fourth quarter.

Concrete and Aggregates

	For the Years Ended March 31,
	2021	2020	Percentage Change
	(in thousands, except net sales prices)
Gross Revenue, including Intersegment	$168,829	$182,775	(8)%
Less Intersegment Revenue	(106)	(1,502)	(93)%
Gross Revenue, as reported	$168,723	$181,273	(7)%

Sales Volume -
M Cubic Yards of Concrete	1,300	1,388	(6)%
M Tons of Aggregate	1,956	3,313	(41)%
Average Net Sales Price -
Concrete - Per Cubic Yard	$115.59	$109.28	6%
Aggregates - Per Ton	$9.51	$9.39	1%

Operating Earnings	$19,054	$17,558	9%

Concrete and Aggregates Revenue decreased 8% to $168.8 million for fiscal 2021. Excluding Revenue related to the ConAgg Acquisition and Western and Mathews for the first quarter of fiscal 2021, as well as Western and Mathews in fiscal 2020, Revenue increased $8.0 million, or 5%. The increase in Revenue was primarily related to higher gross sales prices, which positively affected Revenue by $8.7 million. This was partially offset by lower Sales Volume in Concrete, which reduced Revenue by $0.7 million.

Operating Earnings increased 9% to approximately $19.1 million. Excluding Operating Earnings related to the ConAgg Acquisition and Western and Mathews for the first quarter of fiscal 2021, and Western and Mathews in fiscal 2020, Operating Earnings increased $4.1 million, or 29%. The improvement was due to higher gross sales prices, which positively affected Operating Earnings by $8.7 million, partially offset by higher operating costs, which negatively affected Operating Earnings by approximately $4.6 million. The increase in operating costs was primarily due to higher cost of materials of approximately $3.5 million.

Light Materials

Gypsum Wallboard

	For the Years Ended March 31,
	2021	2020	Percentage Change
	(in thousands, except per MMSF information)
Gross Revenue, as reported	$539,009	$508,145	6%
Freight and Delivery Costs billed to Customers	(111,537)	(109,400)	2%
Net Revenue	$427,472	$398,745	7%

Sales Volume (MMSF)	2,857	2,694	6%
Average Net Sales Price, per MMSF (1)	$149.62	$148.03	1%
Freight, per MMSF	$39.04	$40.61	(4)%
Operating Margin, per MMSF	$58.57	$57.39	2%
Operating Earnings	$167,336	$154,614	8%
(1)	Net of freight per MSF

Gypsum Wallboard Revenue increased 6% to $539.0 million in fiscal 2021, primarily because of a 6% increase in Sales Volume. The increase in Sales Volume positively affected Revenue by approximately $30.8 million, while gross sales prices were relatively flat year over year. Our market share increased 60 basis points in fiscal 2021 because our regional markets outperformed the national average.

Operating Earnings increased 8% to $167.3 million for fiscal 2021. This increase was primarily due to higher Sales Volume and lower operating costs of approximately $9.4 million and $3.2 million, respectively. The lower operating costs were primarily related to lower freight costs of approximately $4.5 million, which was partially offset by higher paper costs of approximately $2.0 million. During fiscal 2021, Gypsum Wallboard Operating Margin increased to 31% from 30% in fiscal 2020, primarily because of lower operating costs. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in volume have a relatively minor impact on our operating cost per unit.

Operating Earnings during the fourth quarter were adversely affected by a severe winter storm during February 2021. Shipments of gypsum wallboard were significantly affected by the extreme winter conditions. We estimate that the storm negatively impacted fourth quarter gypsum wallboard operating earnings by approximately $2.8 million, primarily due to lower sales volume.

Recycled Paperboard

	For the Years Ended March 31,
	2021	2020	Percentage Change
	(in thousands, except per ton information)
Gross Revenue, including Intersegment	$163,507	$159,963	2%
Less intersegment Revenue	(67,100)	(62,315)	8%
Gross Revenue, as reported	$96,407	$97,648	(1)%
Freight and Delivery Costs billed to Customers	(5,534)	(4,665)	19%
Net Revenue	$90,873	$92,983	(2)%

Sales Volume (M Tons)	325	326	(0)%
Average Net Sales Price, per ton (1)	$486.15	$476.20	2%
Freight, per ton	$17.03	$14.31	19%
Operating Margin, per ton	$78.30	$107.30	(27)%
Operating Earnings	$25,449	$34,979	(27)%

(1)	Net of freight per ton.

Recycled Paperboard Revenue increased 2% to $163.5 million for fiscal 2021 as higher gross sales prices positively affected Revenue by approximately $4.1 million. The increase in gross sales prices, which was due to the price-adjustment provisions in our long-term sales agreements, was partially offset by lower Sales Volume that reduced Revenue by $0.6 million.

Operating Earnings decreased 27% to $25.4 million for fiscal 2021, primarily due to an increase in operating costs, which adversely affected Operating Earnings by approximately $13.5 million, but partially offset by increased gross sales prices of approximately $4.1 million. The increase in operating costs was primarily due to operating inefficiencies throughout the year related to the start-up of the paper mill after the completion of the project to enhance and expand the papermill’s capacity, and the difficulty of having contractors on site during the COVID-19 pandemic. These inefficiencies reduced Operating Earnings by approximately $2.1 million. Also contributing to the in operating costs were higher input costs, namely fiber and higher depreciation, which reduced Operating Earnings by $8.8 million and $5.0 million, respectively. The cost increases were partially offset by lower repair and maintenance expenses of $1.5 million and lower energy expenses of $0.6 million. During fiscal 2021, Operating Margin decreased to 16% from 22% in fiscal 2020, primarily due to the higher operating costs, partially offset by increased gross sales prices.

Operating Earnings during the fourth quarter were adversely affected by a severe winter storm during February 2021. Our papermill was forced to curtail production during the week of the storm, and also experienced higher energy costs during the shutdown. We estimate that the storm impacted fourth quarter operating earnings by approximately $3.2 million, mostly due to higher costs and lower production levels.

Fiscal Year 2020 Compared with Fiscal Year 2019

Please see our Form 10-K for fiscal year 2020 for the discussion of our Results of Operations and results of Revenue and Operating Earnings by segment for fiscal 2020 compared with fiscal 2019. Our 2020 Form 10-K can be found on the investor page of our website, at www.eaglematerials.com.

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

Goodwill

We annually assess Goodwill for impairment in the fourth quarter of our fiscal year, or more frequently when indicators of impairment exist. Impairment testing for Goodwill is done at the reporting unit, which is consistent with our reportable segments.

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

The fair values of the reporting units are estimated by using both the market and income approaches. The market approach considers market factors and certain multiples in comparison to similar companies, while the income approach uses discounted cash flows to determine the estimated fair values of the reporting units. Key assumptions in the model included estimated average net sales prices, sales volumes, and the estimated weighted average cost of capital specific to each industry. We also perform an overall comparison of all reporting units to our market capitalization in order to test the reasonableness of our fair value calculations.

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

The segment breakdown of Goodwill at March 31, 2021 and 2020, was as follows:

	For the Years Ended March 31,
	2021	2020
	(dollars in thousands)
Cement	$203,342	$205,797
Concrete and Aggregates	1,639	1,639
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	329,137	331,592

The reduction in Goodwill in our Cement segment during fiscal 2021 was due to finalizing the purchase price allocation related to the Kosmos Acquisition during fiscal 2021. See Footnote (B) in the Consolidated Audited Financial Statements for more information.

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

Level 3 inputs are used to estimate the fair value of acquired mineral reserves, mineral interests and separately identifiable intangible assets.

In determining the fair value of property, plant, and equipment, replacement cost, adjusted for the age and condition of the acquired machinery and equipment, is used. The replacement cost is based on estimates of current cost to construct similar machinery and equipment and is compared to amounts paid for similar assets in market transactions for consistency.

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

LIQUIDITY AND CAPITAL RESOURCES

We believe that we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures, and debt service obligations for at least the next twelve months. We will continue to monitor the potential impact of future COVID-19 outbreaks, or similar disruptions on the economy, and on our operations, as well as any other economic impacts related to changing fiscal policy or economic conditions. Please see the Debt Financing Activities section for a discussion of our credit facility and the amount of borrowings available to us in the next twelve-month period.

Cash Flow

The following table provides a summary of our Cash Flows:

	For the Fiscal Years Ended March 31,
	2021	2020
	(dollars in thousands)
Net Cash Provided by Operating Activities	$643,073	$399,301
Investing Activities:
Additions to Property, Plant, and Equipment	(53,933)	(132,119)
Acquisition Spending	—	(699,361)
Proceeds from Sale of Businesses	91,022	—
Proceeds from Sales of Property, Plant, and Equipment	—	400
Net Cash Provided by (Used in) Investing Activities	37,089	(831,080)
Financing Activities:
Increase (Decrease) in Revolving Credit Facility	(560,000)	250,000
Repayment of Private Placement Senior Unsecured Notes	—	(36,500)
Issuance of Term Loan	—	665,000
Dividends Paid to Stockholders	(4,163)	(17,142)
Purchase and Retirement of Common Stock	—	(313,887)
Proceeds from Stock Option Exercises	40,455	3,298
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,186)	(4,063)
Payment of Debt Issuance Costs	(2,396)	(4,880)
Net Cash Provided by (Used in) Financing Activities	(530,290)	541,826
Net Increase in Cash, Cash Equivalents and Restricted Cash	$149,872	$110,047

Cash Flows from Operating Activities increased by $243.8 million to $643.1 million for fiscal 2021. The increase was largely attributable to higher dividends from our Joint Venture and an increase of cash flows from the change in working capital of approximately $2.5 million and $258.7 million, respectively. This was partially offset by the decrease in Net Earnings after adjustment for non-cash charges and Gain on Sale of Business, of $17.4 million. The change in working capital was primarily due to receiving income tax refunds of $125.6 million and a $30.0 million reduction in inventory in fiscal 2021. Net Cash Provided by Operating Activities was also positively affected by $45 million from the reduction of deferred tax liabilities related to the sale of the Oil and Gas Proppants business.

Working capital decreased by $16.2 million to $492.3 million at March 31, 2021, primarily because of lower Inventories and Income Tax Receivable of $36.4 million and $125.6 million, respectively, as well as higher Accounts Payable and Accrued Liabilities of $8.4 million. This was partially offset by higher Cash and Restricted Cash of $144.9 million and $5.0 million, respectively. The decrease in Income Tax Receivable was due to our income tax refund received in July 2020.

The decrease in Accounts and Notes Receivable at March 31, 2021, was primarily due to improved collection efforts that reduced our overall days outstanding. As a percentage of quarterly sales generated in the fiscal fourth quarters, Accounts Receivable was 43% at March 31, 2021, and 48% at March 31, 2020. Management measures the change in Accounts Receivable by monitoring the day’s sales outstanding monthly to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at March 31, 2021. Notes Receivable are monitored on an individual basis, and no significant deterioration in the collectability of Notes Receivable was identified at March 31, 2021. We are closely monitoring the impact of COVID-19, and other related impacts, on our customers’ ability to pay their outstanding balances.

Our inventory balance declined by approximately $36.4 million, or 13%, at March 31, 2021. Within Inventories, raw materials and materials in process, finished cement, and aggregates decreased by approximately $17.9 million, $9.1 million, and $5.5 million, respectively. The decreases in raw materials and materials in process and finished cement were mostly due to timing, as well as some disruption in production during Winter Storm Uri in February 2021. The reduction in aggregates inventory was due primarily to the sale of Western, which had approximately $5.1 million of aggregate inventory at the date of sale. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence given that they are basic construction materials. The largest individual balance in our inventory is repair parts. The size and complexity of our manufacturing plants, as well as the age of certain of our plants, creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts.

Net Cash Provided by Investing Activities during fiscal 2021 was approximately $37.1 million, compared with Net Cash Used in Investing Activities of $831.1 million in fiscal 2020, an increase of approximately $868.2 million. The increase was primarily due to the $91.0 million of cash received for the sale of businesses, and reductions in capital spending and acquisition spending of $78.2 million and $699.4 million, respectively. The decrease in capital spending was due to our focus on limiting capital expenditures to critical maintenance and safety and regulatory projects as we managed our cash flow in response to COVID-19, while the reduction in acquisition spending was due to the ConAgg and Kosmos Acquisitions in fiscal 2020.

Net Cash Used in Financing Activities was approximately $530.3 million during fiscal 2021, compared with Net Cash Provided by Financing Activities of $541.8 million in fiscal 2020. The $1,072.1 million increase was primarily related to the $560.0 million reduction in the Revolving Credit Facility in fiscal 2021, compared with the $878.5 million increase in net borrowings in fiscal 2020, as well as a $313.9 million reduction in repurchase and retirement of common stock in fiscal 2021. This was partially offset by an increase of $37.2 million of proceeds from stock option exercises.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio was 42.8% and 35.6%, respectively, at March 31, 2021, compared with 61.7% and 60.0%, respectively, at March 31, 2020.

Debt Financing Activities

Below is a summary of the Company’s debt maturities at March 31, 2021.

Maturity
Revolving Credit Facility	August 2023
4.500% Senior Unsecured Notes	August 2026
Term Loan	August 2023

The borrowing capacity or our Revolving Credit Facility is $750.0 million. The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At March 31, 2021, we had $4.3 million of outstanding letters of credit. We are contingently liable for performance under $24.3 million in performance bonds relating primarily to our mining operations. We do not have any off-balance-sheet debt or any outstanding debt guarantees.

We did not have any borrowings outstanding under the Revolving Credit Facility at March 31, 2021. We had $745.7 million of available borrowings under the Revolving Credit Facility, net of outstanding letters of credit, at March 31, 2021, all of which was available for future borrowings based on our current Leverage Ratio.

In addition to the Revolving Credit Facility, we had $263.5 million of cash on hand at March 31, 2021, giving us total liquidity of approximately $1,009.2 million (cash on hand plus Revolving Credit Facility availability).

Other than the Revolving Credit Facility, we have no additional source of committed external financing in place. Should the Revolving Credit Facility be terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if any balance were outstanding on the Revolving Credit Facility at the time of termination, and an alternative source of financing could not be secured, it would have a material adverse impact on our business. Our Revolving Credit Facility is not rated by the rating agencies.

We believe that our cash flow from operations and available borrowings under our Revolving Credit Facility, as well as cash on hand, should be sufficient to meet our currently anticipated operating needs, capital expenditures, and debt service requirements for at least the next 12 months. However, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the construction industry, our ability to maintain compliance with covenants in our Revolving Credit Facility, the level of competition, and general and economic factors beyond our control, such as new economic challenges due to potential future COVID-19 outbreaks. These and other developments could reduce our cash flow or require that we seek additional sources of funding. We cannot predict what effect these factors will have on our future liquidity. See Market Conditions and Outlook section above for further discussion of the possible effects on our business.

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

Our Senior Unsecured Notes are rated by Moody’s Investor Service (Moody’s) and Standard and Poor’s Global Ratings (S&P). The ratings are typically monitored by stockholders, creditors, or suppliers, and they serve as indicators of the Company’s viability. Below is a summary of the ratings published by the agencies as of the date indicated:

	Moody's	S&P
Corporate/Family Rating	Baa2	BBB-
Outlook	Stable	Negative
Guaranteed Senior Notes	Baa2	BBB-
Date of Latest Report	August 2020	June 2020

During December 2020, we exercised our option and purchased the cement plant at Sugar Creek for a nominal amount. We also have approximately $40.8 million of lease liabilities at March 31, 2021, that have an average remaining life of approximately 10.5 years.

Cash Used for Share Repurchases and Stock Repurchase Program

See table under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information.

On April 18, 2019, the Board of Directors authorized the Company to repurchase up to an additional 10,000,000 shares, for a total outstanding authorization, as of that date, of 10,724,758 shares. During fiscal years 2020 and 2019, we spent approximately $313.9 million and $272.0 million, respectively, on share repurchases. We did not repurchase any shares during fiscal 2021. At March 31, 2021, we have authorization to repurchase an additional 7,305,649 shares.

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

Capital Expenditures

The following table shows Capital Expenditures in fiscal years 2021 and 2020:

	For the Fiscal Years Ended March 31,
	2021	2020
	(dollars in thousands)
Land and Quarries	$5,353	$9,940
Plants	38,768	98,948
Buildings, Machinery and Equipment	9,812	23,231
Total Capital Expenditures	$53,933	$132,119

Capital expenditures for fiscal 2022 are expected to range from $80 million to $100 million and to be allocated across the Heavy Materials and Light Materials sectors. These estimated capital expenditures will include maintenance capital expenditures and improvements, as well as other safety and regulatory projects.

Contractual and Other Obligations

We have certain Contractual Obligations arising from indebtedness, operating leases, and purchase obligations. Future payments due, aggregated by type of contractual obligation, are set forth as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Revolving Credit Facility (1)	$—	$—	$—	$—	$—
Senior Unsecured Notes	350,000	—	—	—	350,000
Term Loan	665,000	—	665,000	—	—
Commitment Fees on Revolving Credit Facility (2)	2,610	1,119	1,491	—	—
Interest on Senior Unsecured Notes	84,000	15,750	31,500	31,500	5,250
Interest on Term Loan (3)	21,650	9,150	12,500	—	—
Operating Leases	50,769	7,556	12,976	9,821	20,416
Purchase Obligations (4)	84,601	61,140	23,461	—	—
Total	$1,258,630	$94,715	$746,928	$41,321	$375,666

(1)	The Revolving Credit Facility expires in August 2023. There were no borrowings outstanding at March 31, 2021.
(2)	The commitment fee is calculated at .15% of the total available borrowings under the Revolving Credit Facility.
(3)	Interest is estimated by using the rate at March 31, 2021 of 1.375%, assuming no payments will be made until the Term Loan matures on August 2, 2023.
(4)	Purchase obligations are non-cancelable agreements to purchase coal, natural gas, slag, and synthetic gypsum; to pay royalty amounts; and to fund capital expenditure commitments.

Based on our current actuarial estimates, we do not anticipate making contributions to our defined benefit plans for fiscal year 2022.

Dividends

Dividends paid in fiscal years 2021 and 2020 were $4.2 million and $17.1 million, respectively. After payment of the dividend in May 2020, the Company suspended future dividends. On May 19, 2021, the Board of Directors announced the reinstatement of our quarterly dividend, and declared a $0.25 dividend to shareholders, to be paid July 2021.

Inflation and Changing Prices

The Consumer Price Index rose approximately 1.4% in calendar 2020, 2.3% in 2019, and 1.9% in 2018. Prices of materials and services, with the exception of energy and transportation freight, have remained relatively stable over the three-year period. During calendar 2020, the Consumer Price Index for electricity and natural gas increased approximately 2.2% and 4.1%, respectively, while the Consumer Price Index for transportation decreased approximately 3.5%. The increase in energy prices did not have a material effect on our manufacturing businesses for the fiscal year, but they had more of an impact on our fiscal fourth quarter due to increases related to Winter Storm Uri. Freight costs were relatively stable in fiscal 2021, but are expected to increase approximately 5% in fiscal 2022. The ability to increase sales prices to cover future increases varies with the level of activity in the construction industry: the number, size, and strength of competitors; and the availability of products to supply a local market.

General Outlook

See “Market Conditions and Outlook” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 37-38.

Recent Accounting Pronouncements

Refer to Footnote (A) to the Audited Consolidated Financial Statements for information regarding recently issued accounting pronouncements that may affect our financial statements.

Forward-Looking Statements

Certain information included in this report or in other materials we have filed or will file with the SEC (including our periodic reports on Forms 10-K, 10-Q, and 8-K), as well as information included in oral statements or other written statements made or to be made by us (including press releases and presentations and statements made on our web site and in other material released to the public), contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Litigation Reform Act of 1995. Forward-looking statements may be identified by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates, or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will,” and similar expressions identify forward-looking statements, including statements related to expected operating and performing results, planned transactions, plans, and objectives of management, future developments, or conditions in the industries in which we participate, including future prices for our products, audits, and legal proceedings to which we are a party, and other trends, developments, and uncertainties that may affect our business in the future. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on our current expectations and beliefs concerning future events and, therefore, involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements. See Item 1A. – Risk Factors for a more detailed discussion of specific risks and uncertainties that could cause future events to differ from our current expectations and beliefs.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility and Term Loan. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $750.0 million Revolving Credit Facility with no amounts outstanding, and a $665.0 million Term Loan at March 31, 2021, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $665.0 million of borrowings under the Term Loan at March 31, 2021 would increase our interest expense by $6.7 million on an annual basis. We do not presently utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas, and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

ITEM 8. Financial Statements and Supplementary Data

Financial Information

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Earnings

	For the Years Ended March 31,
	2021	2020	2019
	(dollars in thousands, except share and per share data)
Revenue	$1,622,642	$1,404,033	$1,310,254
Cost of Goods Sold	1,214,287	1,061,367	962,152
Gross Profit	408,355	342,666	348,102
Equity in Earnings of Unconsolidated Joint Venture	37,441	42,585	38,565
Corporate General and Administrative Expense	(49,511)	(65,410)	(37,371)
Gain on Sale of Businesses	51,973	—	—
Impairment Losses	—	(25,131)	(37,179)
Litigation Settlements and Losses	—	—	(1,800)
Other Non-Operating Income (Loss)	20,274	(594)	1,835
Interest Expense, net	(44,420)	(38,421)	(28,374)
Earnings from Continuing Operations Before Income Taxes	424,112	255,695	283,778
Income Taxes	(89,946)	(24,504)	(60,272)
Earnings from Continuing Operations	334,166	231,191	223,506
Earnings (Loss) from Discontinued Operations, net of Income Taxes	5,278	(160,297)	(154,646)
Net Earnings	$339,444	$70,894	$68,860

BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$8.04	$5.50	$4.79
Discontinued Operations	0.13	(3.81)	(3.32)
Net Earnings	$8.17	$1.69	$1.48
DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$7.99	$5.47	$4.76
Discontinued Operations	0.13	(3.79)	(3.30)
Net Earnings	$8.12	$1.68	$1.47
AVERAGE SHARES OUTSTANDING
Basic	41,543,067	42,021,892	46,620,894
Diluted	41,826,709	42,285,343	46,932,380
CASH DIVIDENDS PER SHARE	$0.10	$0.40	$0.40

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Comprehensive Earnings

	For the Years Ended March 31,
	2021	2020	2019
	(dollars in thousands)
Net Earnings	$339,444	$70,894	$68,860
Net Actuarial Change in Defined Benefit Plans:
Unrealized Gain During the Period, net of tax expense of $33, $41 and $68	101	131	224
Amortization of Net Actuarial Loss, net of tax (expense) benefit of ($49), $(120), and $149	(154)	(396)	472
Comprehensive Earnings	$339,391	$70,629	$69,556

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Balance Sheets

	March 31,
	2021	2020
	(dollars in thousands)
ASSETS
Current Assets -
Cash and Cash Equivalents	$263,520	$118,648
Restricted Cash	5,000	—
Accounts and Notes Receivable, net	147,133	145,808
Inventories	235,749	272,121
Income Tax Receivable	2,838	128,413
Prepaid and Other Assets	7,449	6,135
Current Assets of Discontinued Operations	—	7,092
Total Current Assets	661,689	678,217
Property, Plant, and Equipment, net	1,659,100	1,756,417
Notes Receivable	8,419	9,139
Investment in Joint Venture	75,399	73,958
Operating Lease Right-of-Use Assets	25,811	29,483
Goodwill and Intangible Assets, net	392,315	396,463
Other Assets	15,948	10,604
Assets of Discontinued Operations	—	6,739
	$2,838,681	$2,961,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$84,171	$84,183
Accrued Liabilities	78,840	70,442
Operating Lease Liabilities	6,343	6,585
Current Liabilities of Discontinued Operations	—	8,487
Total Current Liabilities	169,354	169,697
Long-term Debt	1,008,616	1,567,315
Noncurrent Operating Lease Liabilities	34,444	40,239
Other Long-term Liabilities	41,291	33,832
Deferred Income Taxes	225,986	166,667
Liabilities of Discontinued Operations	—	15,427
Total Liabilities	1,479,691	1,993,177
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 42,370,878 and 41,649,041 Shares, respectively	424	416
Capital in Excess of Par Value	62,497	10,943
Accumulated Other Comprehensive Losses	(3,440)	(3,581)
Retained Earnings	1,299,509	960,065
Total Stockholders’ Equity	1,358,990	967,843
	$2,838,681	$2,961,020

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2021	2020	2019
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$339,444	$70,894	$68,860
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity:
Depreciation, Depletion, and Amortization	129,087	113,518	122,535
Impairment Losses	—	224,267	220,265
Deferred Income Tax Provision	59,319	75,987	(28,371)
Stock Compensation Expense	15,293	19,823	15,109
Gain on Sale of Businesses	(61,203)	—	—
Equity in Earnings of Unconsolidated Joint Venture	(37,441)	(42,585)	(38,565)
Distributions from Joint Venture	36,000	33,500	34,250
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	2,127	(25,005)	10,180
Inventories	30,002	26,729	(19,016)
Accounts Payable and Accrued Liabilities	9,541	17,265	(31,949)
Other Assets	(6,455)	7,841	(3,284)
Income Taxes Receivable	127,359	(122,933)	270
Net Cash Provided by Operating Activities	643,073	399,301	350,284
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(53,933)	(132,119)	(168,873)
Acquisition Spending	—	(699,361)	—
Proceeds from Sale of Businesses	91,022	—	—
Proceeds from Sales of Property, Plant, and Equipment	—	400	2,281
Net Cash Provided by (Used in) Investing Activities	37,089	(831,080)	(166,592)
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) Increase in Revolving Credit Facility	(560,000)	250,000	70,000
Repayment of Private Placement Senior Unsecured Notes	—	(36,500)	—
Issuance of Term Loan	—	665,000	—
Dividends Paid to Stockholders	(4,163)	(17,142)	(18,927)
Purchase and Retirement of Common Stock	—	(313,887)	(271,988)
Proceeds from Stock Option Exercises	40,455	3,298	2,103
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(4,186)	(4,063)	(4,347)
Payment of Debt Issuance Costs	(2,396)	(4,880)	—
Net Cash (Used in) Provided by Financing Activities	(530,290)	541,826	(223,159)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	149,872	110,047	(39,467)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	118,648	8,601	48,068
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$268,520	$118,648	$8,601

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2018	$483	$122,379	$1,298,840	$(4,012)	$1,417,690
Net Earnings	—	—	68,860	—	68,860
Stock Option Exercises and Restricted Share Vesting	1	2,103	—	—	2,104
Purchase and Retirement of Common Stock	(33)	(135,243)	(136,712)	—	(271,988)
Dividends to Stockholders	—	—	(18,636)	—	(18,636)
Stock Compensation Expense	—	15,108	—	—	15,108
Shares Redeemed to Settle Employee Taxes	—	(4,347)	—	—	(4,347)
Unfunded Pension Liability, net of tax	—	—	—	696	696
Balance at March 31, 2019	$451	$—	$1,212,352	$(3,316)	$1,209,487
Net Earnings	—	—	70,894	—	70,894
Stock Option Exercises and Restricted Share Vesting	1	3,298	—	—	3,299
Purchase and Retirement of Common Stock	(36)	(8,114)	(305,737)	—	(313,887)
Dividends to Stockholders	—	—	(16,808)	—	(16,808)
Stock Compensation Expense	—	19,822	—	—	19,822
Shares Redeemed to Settle Employee Taxes	—	(4,063)	—	—	(4,063)
Cumulative Effect of Change in Accounting For Leases	—	—	(636)	—	(636)
Unfunded Pension Liability, net of tax	—	—	—	(265)	(265)
Balance at March 31, 2020	$416	$10,943	$960,065	$(3,581)	$967,843
Net Earnings	—	—	339,444	—	339,444
Stock Option Exercises and Restricted Share Vesting	8	40,449	—	—	40,457
Stock Compensation Expense	—	15,291	—	—	15,291
Shares Redeemed to Settle Employee Taxes	—	(4,186)	—	—	(4,186)
Sale of Business with Unfunded Pension Liability	—	—	—	254	254
Unfunded Pension Liability, net of tax	—	—	—	(113)	(113)
Balance at March 31, 2021	$424	$62,497	$1,299,509	$(3,440)	$1,358,990

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

On September 18, 2020, we sold our Oil and Gas Proppants business, which had been previously reported as a separate operating segment, for a purchase price of $2.0 million. The sale resulted in a gain of approximately $9.2 million. Because the sale of the Oil and Gas Proppants business was determined to meet the accounting criteria for discontinued operations, this segment is no longer separately reported in our reportable segment footnote for any of the periods presented. See Footnote (C) for more information about the sale of the Oil and Gas Proppants business.

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

Restricted Cash

Restricted Cash is comprised of cash reserved by contractual agreement for a specific use. Restricted Cash is generally held in an escrow account and distributed under the terms of the contract or agreement. Restricted Cash is included with Cash and Cash Equivalents on the Consolidated Statement of Cash Flows.

Accounts and Notes Receivable

Accounts and Notes Receivable have been shown net of the allowance for doubtful accounts of $8.1 million and $9.3 million (net of allowance for doubtful accounts related to discontinued operations) at March 31, 2021 and 2020, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based on our assessment of the collectability of outstanding accounts receivable, and includes a provision for probable losses based on historical write-offs, adjusted for current economic trends in the construction industry, and a specific reserve for accounts deemed at risk. We have no significant credit risk concentration among our diversified customer base. Bad debt expense was approximately $0.7 million, $3.4 million, and $1.2 million for the fiscal years ended March 31, 2021, 2020, and 2019, respectively. Write-offs of accounts receivable were approximately $1.2 million, $0.3 million, and $0.2 million for the fiscal years ended March 31, 2021, 2020 and 2019, respectively.

We had Notes Receivable totaling approximately $8.4 million at March 31, 2021, of which none was classified as current. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at 3.1%. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2025. The notes are collateralized by certain assets of the borrowers, namely property and equipment. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history, credit metrics, and interaction with the borrowers.

Inventories

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or net realizable value. Raw Materials and Materials-in-Progress include clinker, which is an intermediary product before it is ground into cement powder. Quantities of Raw Materials and Materials-in-Progress, Aggregates and coal inventories, are based on measured volumes, subject to estimation based on the size and location of the inventory piles, and then converted to tonnage using standard inventory density factors. Inventories consist of the following:

	March 31,
	2021	2020
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$92,696	$110,558
Finished Cement	34,362	43,538
Aggregates	2,933	8,416
Gypsum Wallboard	4,177	4,211
Paperboard	5,031	5,715
Repair Parts and Supplies	86,750	88,094
Fuel and Coal	9,800	11,589
	$235,749	$272,121

Property, Plant, and Equipment

Property, Plant, and Equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Annual maintenance is expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets and totaled $120.7 million, $109.5 million, and $118.2 million, for the fiscal years ended March 31, 2021, 2020, and 2019, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated useful lives of the related assets are as follows:

Plants	20 to 30 years
Buildings	20 to 40 years
Machinery and Equipment	3 to 25 years

We periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. During fiscal years 2020 and 2019, we recorded impairments of approximately $11.2 million and $37.2 million, respectively, related to property and equipment that was part of our Oil and Gas Proppants segment, but was not included in the sale of this business.  See Impairment or Disposal of Long-lived and Intangible Assets below for more information about the impairments.

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

Step 1 of the quantitative test for impairment compares the fair value of the reporting unit to its carrying value. If the carrying value exceeds the fair value, then an impairment is indicated. If facts and circumstances related to our business change in subsequent years, we may choose to perform a quantitative analysis in those future years. If we perform a Step 1 analysis and the carrying value of the reporting unit exceeds its fair value, then an impairment charge equal to the difference, not to exceed the total amount of Goodwill, is recorded.

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

We performed a quantitative Step 1 impairment test on our all of our reporting units with Goodwill during the fourth quarter of fiscal 2021. We estimated the reporting unit’s fair value using a discounted cash flow model as well as a market analysis. Key assumptions in the model included estimated average net sales prices, sales volumes, and the estimated weighted average cost of capital specific to each industry. Based on the results of the Step 1 impairment analysis, we concluded that the fair values of the reporting units substantially exceeded their carrying values, and therefore no impairment was recognized.

Intangible Assets

Intangible Assets at March 31, 2021 and 2020, consist of the following:

	March 31, 2021
	Amortization Period	Cost	Purchase Price Adjustments	Accumulated Amortization	Net
	(dollars in thousands)
Goodwill and Intangible Assets:
Customer Contracts and Relationships	15 years	$105,810	$2,800	$(66,445)	$42,165
Permits	25-40 years	30,410	—	(10,759)	19,651
Trade Name	15 years	1,500	—	(138)	1,362
Goodwill		331,592	(2,455)	—	329,137
Total Goodwill and Intangible Assets		$469,312	$345	$(77,342)	$392,315

	March 31, 2020
	Amortization Period	Cost	Additions	Accumulated Amortization	Net
	(dollars in thousands)
Goodwill and Intangible Assets:
Customer Contracts and Relationships	15 years	$72,260	$33,550	$(62,950)	$42,860
Permits	25-40 years	28,640	1,770	(9,889)	20,521
Trade Name	15 years	—	1,500	(10)	1,490
Goodwill		198,371	133,221	—	331,592
Total Goodwill and Intangible Assets		$299,271	$170,041	$(72,849)	$396,463

Amortization expense of intangibles was $4.5 million, $2.5 million, and $4.3 million for the fiscal years ended March 31, 2021, 2020, and 2019, respectively. Amortization expense is expected to be approximately $4.6 million for each of fiscal years 2022 through 2026.

The purchase price adjustment column included in the March 31, 2021 Intangible Assets table relates to the adjustment made to finalize the purchase price of Kosmos Cement Company. Please see Footnote (B) Acquisitions for more information.

Impairment or Disposal of Long-Lived and Intangible Assets

We assess our long-lived assets, including mining and related assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or group of assets, may not be recoverable. Long-lived assets, or groups of assets, are evaluated for impairment at the lowest level for which cash flows are largely independent of the cash flows of other assts. We assess recoverability of assets, or group of assets, by comparing the carrying amount of an asset, or group of assets, to the future undiscounted net cash flows that we expect the asset, or group of assets, to generate. These impairment evaluations are significantly affected by estimates of future revenue, costs and expenses, and other factors. If the carrying value of the assets, or group of assets, exceeds the undiscounted cash flows, then an impairment is indicated. If such assets, or group of assets, are considered to be impaired, the impairment is recognized as the amount by which the carrying amount of the asset, or group of assets, exceeds the fair value of the asset, or group of assets. Any assets held for sale are reflected at the lower of their carrying amount or fair value less cost to sell. There were no indicators of impairment related to our long-lived assets during fiscal 2021.

During fiscal 2020 and 2019, declining sales prices, sales volumes and operating losses led to the impairment of long-lived assets in our Oil and Gas Proppants business. During fiscal 2020 and 2019, we recorded impairment losses related to this business of $224.3 million and $220.3 million, respectively.

These losses were recorded primarily in property, plant, and equipment, but also included impairment of lease right-of-use assets in fiscal 2020. On September 18, 2020, we sold the Oil and Gas Proppants business, and determined that the sale of this business met the discontinued operations accounting criteria. See Footnote (C) for more information about the sale of the Oil and Gas Proppants business, and the discontinued operations accounting disclosures.

As part of the sale of the Oil and Gas Proppants business, there were certain assets that were included in this operating segment and not included in the sale. Because these assets were not included in the sale, any expenses related to these assets were not included in discontinued operations. Impairment charges related to these assets in fiscal 2020 and 2019 are included in continuing operations on the Consolidated Statement of Earnings and are summarized below:

	For the Years Ended March 31,
	2020	2019
	(dollars in thousands)
Property, Equipment, and Real Estate	$11,213	$37,179
Lease Right-of-Use Assets	13,918	—
	$25,131	$37,179

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

Stock Repurchases

On April 18, 2019, the Board of Directors authorized the Company to repurchase an additional 10,000,000 shares. During fiscal years 2020 and 2019, we repurchased 3,574,109 and 3,309,670 shares, respectively, at average prices of $87.82 and $82.18, respectively. We did not repurchase any shares during the fiscal year ended March 31, 2021. At March 31, 2021, we have authorization to repurchase an additional 7,305,649 shares.

Revenue Recognition

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard, and recycled paperboard. The majority of Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard is originated by purchase orders from our customers, who are primarily third-party contractors and suppliers. Revenue from our Recycled Paperboard segment is generated primarily through long-term supply agreements that mature between calendar years 2023 and 2025. We invoice customers upon shipment, and our collection terms range from 30 to 75 days. Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard that is not related to long-term supply agreements is recognized upon shipment of the related products to customers, which is when title and ownership are transferred, and the customer is obligated to pay.

Revenue from sales under our long-term supply agreements is also recognized upon transfer of control to the customer, which generally occurs at the time the product is shipped from the production facility. Our long-term supply agreements with customers define, among other commitments, the volume of product that we must provide and the volume that the customer must purchase by the end of the defined periods. Pricing structures under our agreements are generally market-based, but are subject to certain contractual adjustments. Shortfall amounts, if applicable under these arrangements, are constrained and not recognized as Revenue until agreement is reached with the customer and there is no risk of reversal.

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

Approximately $177.5 million, $168.1 million, and $169.6 million of freight for the fiscal years ended March 31, 2021, 2020 and 2019, respectively, were included in both Revenue and Cost of Goods Sold in our Consolidated Statement of Earnings.

Other Non-Operating Income includes lease and rental income, asset sale income, non-inventoried aggregates sales income, and trucking income, as well as other miscellaneous revenue items and costs that have not been allocated to a business segment.

See Footnote (I) for disaggregation of Revenue by segment.

Comprehensive Income/Losses

As of March 31, 2021, we have an Accumulated Other Comprehensive Loss of $3.4 million, which is net of income taxes of $1.1 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

Consolidated Cash Flows – Supplemental Disclosures

Supplemental cash flow information is as follows:

	For the Years Ended March 31,
	2021	2020	2019
	(dollars in thousands)
Cash Payments:
Interest	$42,343	$37,610	$28,191
Income Taxes	32,870	20,046	39,974
Operating Cash Flows Used for Operating Leases	10,741	14,926	—

Non-Cash Financing Activities:
Right-of-use Assets Obtained for Capitalized Operating Lease Liabilities	$272	$621	$—

Statements of Consolidated Earnings – Supplemental Disclosures

Maintenance and repair expenses are included in each segment’s costs and expenses. We incurred $137.2 million, $127.0 million, and $116.3 million of maintenance and repairs expense in the fiscal years ended March 31, 2021, 2020, and 2019, respectively, which is included in Cost of Goods Sold on the Consolidated Statement of Earnings.

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

Total Selling, General, and Administrative Expenses for each of the periods are summarized as follows:

	For the Years Ended March 31,
	2021	2020	2019
	(dollars in thousands)
Operating Units Selling, G&A	$56,309	$57,077	$53,787
Corporate G&A	49,511	65,410	37,371
	$105,820	$122,487	$91,158

The increase in Corporate General and Administrative Expenses during fiscal 2020 is primarily due to business development costs related to our pending separation, acquisitions, and the acceleration of stock compensation costs upon the retirement of our Chief Executive Officer during the year.

Earnings Per Share

	For the Years Ended March 31,
	2021	2020	2019
Weighted-Average Shares of Common Stock Outstanding	41,543,067	42,021,892	46,620,894
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	570,325	623,779	539,135
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(429,815)	(481,853)	(374,380)
Restricted Stock Units	143,132	121,525	146,731
Weighted-Average Common Stock and Dilutive Securities Outstanding	41,826,709	42,285,343	46,932,380

The line Less Shares Repurchased from Proceeds of Assumed Exercised Options includes unearned compensation related to outstanding stock options.

There were 569,431; 475,082; and 461,575 stock options at an average exercise price of $89.11 per share, $95.46 per share, and $90.32 per share, respectively, that were excluded from the computation of diluted earnings per share for the fiscal years ended March 31, 2021, 2020, and 2019, because such inclusion would have been anti-dilutive.

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

Recent Accounting Pronouncements

RECENTLY ADOPTED

In June 2016, the FASB issued an update on the measurement of credit losses on financial instruments, which requires entities to use a forward-looking approach based on expected losses rather than the current model of incurred losses to estimate credit losses on certain types of financial instruments, including Accounts and Notes Receivable. The application of the forward-looking model may result in earlier recognition of allowances for losses than the current method. The adoption of this standard on April 1, 2020 did not have a material effect on our consolidated financial statements.

PENDING ADOPTION

In December 2019, the FASB issued ASU 2019-12 which simplifies the accounting for income taxes, eliminates certain exceptions within existing income tax guidance, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The updated standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

(B) ACQUISITIONS

Kosmos Acquisition

On March 6, 2020, we completed the previously announced acquisition (the Kosmos Acquisition) of the assets of Kosmos Cement Company (Kosmos) (a joint venture between CEMEX S.A.B. de C.V. and Buzzi Unicem S.p.A.). The assets acquired in the Kosmos Acquisition were (i) a cement plant located in Louisville, Kentucky, (ii) a limestone quarry located in Battletown, Kentucky, (iii) cement distribution terminals located in Indianapolis, Indiana; Cincinnati, Ohio; Pittsburgh, Pennsylvania; Charleston, West Virginia; Ceredo, West Virginia; Mt. Vernon, Indiana; and Lexington, Kentucky, and (iv) certain other properties and assets used by Kosmos in connection with the foregoing (collectively, the Kosmos Business).

Purchase Price: The purchase price of the Kosmos Acquisition was approximately $668.9 million. We funded the payment of the Kosmos Acquisition primarily through a Term Loan with the remainder paid using cash on hand. See Footnote (G) for a description of the loan terms.

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

The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed as of December 31, 2020, when the allocation was determined to be final:

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

Actual and pro forma impact of Kosmos Acquisition: The following table presents the net sales and operating loss related to the Kosmos Acquisition that has been included in our Consolidated Statement of Earnings from March 6, 2020 through March 31, 2020 and for the fiscal year ended March 31, 2021:

	For the Years Ended March 31,
	2020	2021
	(dollars in thousands)
Revenue	$7,880	$175,511
Operating Earnings (Loss)	$(6,756)	$34,084

Operating Loss shown above for fiscal 2020 was affected by approximately $1.8 million related to depreciation and amortization and $1.7 million related to the recording of acquired inventory at fair value. Operating Earnings for fiscal 2021 was affected by approximately $21.7 million related to depreciation and amortization, and $3.7 million related to the recording of the acquired inventory at fair value.

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

	For the Year Ended March 31,
	2020	2019
	Unaudited
	(dollars in thousands)
Revenue	$1,558,342	$1,471,350
Net Earnings	$50,189	$66,377
Earnings Per Share – basic	$1.19	$1.42
Earnings Per Share - diluted	$1.19	$1.41

The pro forma results do not include any anticipated synergies or other expected benefits of the Kosmos Acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of either future results of operations or results that might have been achieved had the Kosmos Acquisition been consummated as of April 1, 2018.

ConAgg Acquisition

On August 2, 2019, we acquired the assets of a readymix concrete and aggregates business (the ConAgg Acquisition). The purchase price of the ConAgg Acquisition was approximately $30.4 million. The purchase price and expenses incurred in connection with the ConAgg Acquisition were funded through operating cash flows and borrowings under our Revolving Credit Facility. Operations related to the ConAgg Acquisition are included in our segment reporting for the Concrete and Aggregates business from August 2, 2019 through March 31, 2020, and for fiscal 2021.

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

(C) discontinued operations and other dispositions

Discontinued Operations

On May 30, 2019, the Company announced it was actively pursuing alternatives for its Oil and Gas Proppants business. On September 18, 2020, we sold our Oil and Gas Proppants business (the Proppants Business) to Smart Sand, Inc., a Delaware corporation (the Purchaser), pursuant to an Equity Purchase and Sale Agreement (the Purchase Agreement) between the Company and the Purchaser. The sale of this business excluded certain assets, namely real property and equipment in south Texas, real property in Illinois and certain other assets. The purchase price (the Purchase Price) paid by the Purchaser for the acquisition of the Proppants Business was $2.0 million paid in shares of common stock of the Purchaser. The shares were valued at March 31, 2021 using Level 1 inputs at the quoted market price of the shares, and the shares are classified as Other Assets in our Consolidated Balance Sheet at March 31, 2021. Shares representing $0.3 million of the Purchase Price are being held in escrow as a source of recovery for any indemnification claims by the Purchaser.

In connection with the execution of the Purchase Agreement, we also entered into a Loan and Security Agreement, dated September 18, 2020 (the Loan and Security Agreement), by and among the Company, as lender; the Purchaser, as borrower; and other parties thereto. Pursuant to the Loan and Security Agreement, the Company will loan the Purchaser up to $5.0 million for working capital and operating, maintenance, and administrative expenses of the Proppants Business during the one-year period following the closing. The Company has deposited the $5.0 million into an escrow account. Up to 50% of the amounts outstanding under the Loan and Security Agreement may be repaid by the Purchaser in shares of the Purchaser’s common stock. Borrowings under the Loan and Security Agreement will bear interest at a fixed rate of 6.00% per annum during the one-year period following the closing. Any amounts after the one-year period will bear interest at a fixed rate of 8.00% per annum and will mature on September 18, 2024. There were no outstanding borrowings at March 31, 2021. The $5.0 million in the escrow account at March 31, 2021 is classified as Restricted Cash on the Consolidated Balance Sheet.

The sale of the Oil and Gas Proppants business, which was previously disclosed as a reportable segment, was determined to meet the discontinued operations accounting criteria. The sale resulted in a gain of approximately $9.2 million, which is included in Earnings (Loss) from Discontinued Operations on the Consolidated Statement of Earnings. Certain expenses, which were previously included in the Oil and Gas Proppants operating segment, do not qualify for classification within discontinued operations and have been reclassified from the operating segment to continuing operations. These expenses primarily relate to lease agreements not included in the sale of the Proppants Business.

The following is a summary of operating results included in Earnings (Loss) from Discontinued Operations for the fiscal years ended March 31, 2021, 2020, and 2019.

	For the Years Ended March 31,
	2021	2020	2019
	(dollars in thousands, except share and per share data)
Revenue	$1,045	$46,781	$82,987
Cost of Goods Sold	3,415	58,185	104,521
Gross Profit	(2,370)	(11,404)	(21,534)
Other Non-Operating Income	226	569	577
Gain on Sale of Discontinued Operations	9,230	—	—
Impairment Losses	—	(199,136)	(183,086)
Earnings (Loss) from Discontinued Operations	7,086	(209,971)	(204,043)
Income Tax (Expense) Benefit	(1,808)	49,674	49,397
Net Earnings (Loss) from Discontinued Operations	$5,278	$(160,297)	$(154,646)

The significant components of our Consolidated Statements of Cash Flows for discontinued operations for the fiscal years ended March 31, 2021, 2020, and 2019 are as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Depreciation and Amortization	$221	$11,310	$31,328
Impairment Losses	$—	$199,136	$183,086
Gain on Sale of Business	$(9,230)	$—	$—
Net Change in Inventory	$—	$3,200	$1,506
Capital Expenditures	$—	$146	$52,286

The following is a summary of assets and liabilities attributable to discontinued operations, which were included on our balance sheet at March 31, 2020:

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
$23,914

Other Dispositions

On April 17, 2020, we sold our Western Aggregates LLC (Western) and Mathews Readymix LLC (Mathews) operations to Teichert Inc., a California-based construction company for an aggregate purchase price of $93.5 million, subject to certain post-closing adjustments. Western and Mathews were part of our Concrete and Aggregates operating segment.

At the date of sale, assets and liabilities included on our Balance Sheet related to Western and Mathews were approximately $43.8 million and $2.3 million, respectively.

Revenue and Operating Earnings from Western and Mathews, collectively, for fiscal years 2021, 2020 and 2019 are as follows:

	For the Years Ended March 31,
	2021	2020	2019
	(dollars in thousands)
Revenue	$1,692	$32,255	$27,790
Operating Earnings	$142	$4,837	$2,481

(D) Property, Plant, and Equipment

Cost by major category and Accumulated Depreciation are summarized as follows:

	March 31,
	2021	2020
	(dollars in thousands)
Land and Quarries	$217,439	$231,163
Plants	2,363,937	2,353,526
Buildings, Machinery, and Equipment	180,340	196,285
Construction in Progress	23,097	30,406
	2,784,813	2,811,380
Accumulated Depreciation	(1,125,713)	(1,054,963)
	$1,659,100	$1,756,417

(E) Accrued Expenses

Accrued expenses consist of the following:

	As of March 31,
	2021	2020
	(dollars in thousands)
Payroll and Incentive Compensation	$32,336	$24,904
Benefits	14,979	12,447
Interest	3,089	4,080
Property Taxes	6,683	5,110
Power and Fuel	2,350	1,353
Freight	1,575	529
Legal and Professional	9,511	16,096
Sales and Use Tax	1,265	1,085
Other	7,052	4,838
	$78,840	$70,442

(F) Leases

We lease certain real estate, buildings, and equipment, including rail cars and barges. Certain of these leases contain escalations of rent over the term of the lease, as well as options for us to extend the term of the lease at the end of the original term. These extensions range from periods of one year to twenty years. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. In calculating the present value of future minimum lease payments, we use the rate implicit in the lease if it can be determined. Otherwise, we use our incremental borrowing rate in effect at the commencement of the lease to determine the present value of the future minimum lease payments. Additionally, we lease certain equipment under short-term leases with initial terms of less than twelve months. These short-term equipment leases are not recorded on the balance sheet.

Lease expense for our operating and short-term leases is as follows:

	For the Years Ended March 31,
	2021	2020
	(dollars in thousands)
Operating Lease Cost	$6,757	$7,966
Short-term Lease Cost	2,562	1,279
Total Lease Cost	$9,319	$9,245

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	As of March 31,
	2021	2020
	(dollars in thousands)
Operating Leases:
Operating Lease Right-of-Use Assets	$25,811	$29,483

Current Operating Lease Liabilities	$6,343	$6,585
Noncurrent Operating Lease Liabilities	34,444	40,239
Total Operating Lease Liabilities	$40,787	$46,824

Future payments for operating leases are as follows:

Amount
Fiscal Year	(dollars in thousands)
2022	$7,556
2023	6,969
2024	6,007
2025	5,651
2026	4,170
Thereafter	20,416
Total Lease Payments	$50,769
Less: Imputed Interest	(9,982)
Present Value of Lease Liabilities	$40,787

Weighted Average Remaining Lease Term (in years)	10.5
Weighted Average Discount Rate	3.79%

(G) Indebtedness

Long-term debt consists of the following:

	As of March 31,
	2021	2020
	(dollars in thousands)
Bank Credit Facility	$—	$560,000
4.500% Senior Unsecured Notes Due 2026	350,000	350,000
Term Loan	665,000	665,000
Total Debt	1,015,000	1,575,000
Less: Debt Origination Costs	(6,384)	(7,685)
Long-term Debt	$1,008,616	$1,567,315

The weighted-average interest rate of borrowings under our Revolving Credit Facility during fiscal years 2021, 2020, and 2019 was 2.8%, 3.6%, and 3.4%, respectively. The interest rate on the Revolving Credit Facility was 2.8% at March 31, 2020. There was no balance outstanding at March 31, 2021.

The weighted-average interest rate of borrowings under our Term Loan during fiscal 2021 and 2020 was 2.5% and 2.8%, respectively. The interest rate on the Term Loan was 1.4% and 2.8% at March 31, 2021 and 2020, respectively.

Our maturities of long-term debt during the next five fiscal years and thereafter are as follows:

Fiscal Year	Amount
2022	$—
2023	—
2024	665,000
2025	—
2026	—
Thereafter	350,000
Total	$1,015,000

Credit Facility

REVOLVING Credit Facility

We have a $750.0 million revolving credit facility (the Revolving Credit Facility), that was amended on March 3, 2021 to extend the termination date to August 2, 2023. The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million.

Borrowings under the Revolving Credit Facility are guaranteed by all of the Company’s material subsidiaries. The debt under the Revolving Credit Facility is not rated by ratings agencies.  At the Company’s option, principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate equal to either (i) the Adjusted LIBO Rate (as defined in the Revolving Credit Facility) plus an agreed spread (ranging from 125 to 200 basis points), which is established quarterly based on the Company's then Leverage Ratio; or (ii) an Alternate Base Rate (as defined in the Revolving Credit Facility), which is the highest of (a) the Prime Rate (as defined in the Revolving Credit Facility), (b) the New York Federal Reserve Bank (NYFRB) (as defined in the Revolving Credit Facility) plus ½ of 1%, and (c) the Adjusted LIBO Rate for a one-month interest period on such day, plus 1.0%, in each case plus an agreed upon spread (ranging from 25 to 100 basis points), which is established quarterly based on the Company's then Leverage Ratio. In the case of loans bearing interest at a rate based on the Alternate Base Rate, interest payments are payable quarterly. In the case of loans bearing interest at a rate based on the Adjusted LIBO Rate, interest is payable at the end of the relevant Interest Period (as defined in the Revolving Credit Facility) for such borrowing unless such Interest Period is for more than three months duration, in which case such interest is payable at intervals of three months duration after the first day of such Interest Period, which can be up to six months at the option of the Company. The Company is also required to pay a commitment fee on unused available borrowings under the Revolving Credit Facility (ranging from 15 to 30 basis points), which is established quarterly based on the Company's then Leverage Ratio. The Revolving Credit Facility contains customary covenants that restrict the Company’s and its Restricted Subsidiaries’ ability to incur additional debt; encumber assets; merge with or transfer or sell assets to other persons; make or enter into certain investments, loans, or guaranties; enter into certain swap agreements; enter into affiliate transactions or restrictive transactions; make restricted payments; prepay subordinated indebtedness; and enter into sale and leaseback arrangements. The Revolving Credit Facility also requires the Company to maintain at the end of each fiscal quarter a

Leverage Ratio of 3.50:1.00 or less and an Interest Coverage Ratio (as defined in the Revolving Credit Facility) equal to or greater than 2.50:1.00. We were in compliance with all financial ratios and tests at March 31, 2021. We had no outstanding borrowings under the Revolving Credit Facility at March 31, 2021. We had $745.7 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit, at March 31, 2021, all of which was available for future borrowings based on our current Leverage Ratio.

The Revolving Credit Facility has a $40.0 million letter of credit facility. The Company pays each lender a participation fee with respect to such lender’s participations in letters of credit, which accrues at the same Applicable Rate (as defined in the Revolving Credit Facility) used to determine the interest rate applicable to Eurodollar Revolving Loans (as defined in the Revolving Credit Facility), plus a one-time letter of credit fee to the issuing bank of such letters of credit in an amount equal to 0.125% of the initial stated amount. At March 31, 2021, we had $4.3 million of outstanding letters of credit. We previously provided an irrevocable stand-by letter of credit for any borrowings made by our Joint Venture under its credit facility; however, this credit facility was terminated and the letter of credit cancelled in July 2020.

TERM LOAN

We have a term loan credit agreement (the Term Loan Agreement) establishing a $665.0 million term loan facility which we used to pay a portion of the purchase price for the Kosmos Acquisition and fees and expenses incurred in connection with the Kosmos Acquisition in March 2020. On March 3, 2021, we amended the Term Loan Agreement and extended the maturity date thereof to August 2, 2023, and modified certain other provisions, as noted below, that are similar to those provisions in the Revolving Credit Agreement as set forth above.

Borrowings under the Term Loan Agreement bear interest, at our option, at a variable rate equal to either (i) the Alternate Base Rate (as defined in the Term Loan Agreement and consistent with the Revolving Credit Facility), plus an agreed spread (ranging from 25 to 100 basis points), or (ii) the Adjusted LIBO Rate (as defined in the Term Loan Agreement), plus an agreed spread (ranging from 125 to 200 basis points), which is established quarterly based on the Company's then Leverage Ratio (as defined in the Term Loan Agreement and consistent with the Revolving Credit Facility). The Company must also maintain a Leverage Ratio and Interest Coverage Ratio consistent with the Revolving Credit Facility.

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

The Senior Unsecured Notes contain covenants that limit our ability and/or our guarantor subsidiaries' ability to create or permit existence of certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Unsecured Notes are guaranteed by all of the Company’s wholly-owned subsidiaries, and all guarantees are full and unconditional, and are joint and several. The same subsidiaries are also guarantors under the Revolving Credit Facility and Term Loan.

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

(H) Fair Value of Financial Instruments

The fair value of our senior notes has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Unsecured Notes at March 31, 2021 are as follows:

Fair Value
(dollars in thousands)
4.500% Senior Unsecured Notes Due 2026	$361,675

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of cash and cash equivalents, restricted cash, accounts and notes receivable, accounts payable, and accrued liabilities approximate their fair values at March 31, 2021, due to the short-term maturities of these assets and liabilities. The fair value of our Revolving Credit Facility and Term Loan also approximates their carrying values at March 31, 2021.

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

Our business is organized into two sectors within which there are four reportable business segments. The Heavy Materials sector includes the Cement and Concrete and Aggregates segments. The Light Materials sector includes the Gypsum Wallboard and Recycled Paperboard segments.

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

We operate eight modern cement plants (one of which is operated through a joint venture located in Buda, Texas), one slag grinding facility, and 29 cement distribution terminals. Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Indiana, Iowa, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, and Texas. We operate 26 readymix concrete batch plants and three aggregates processing plants in markets that are complementary to our cement network. On April 17, 2020, we sold our Concrete and Aggregates companies in northern California. See Footnote (C) for more information about the sale.

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

The following tables below set forth certain financial information relating to our operations by segment. We do not allocate interest or taxes at the segment level, only at the consolidated company level.

	For the Years Ended March 31,
	2021	2020	2019
	(dollars in thousands)
Revenue -
Cement	$944,556	$752,002	$656,759
Concrete and Aggregates	168,829	182,775	140,173
Gypsum Wallboard	539,009	508,145	532,712
Paperboard	163,507	159,963	167,656
	1,815,901	1,602,885	1,497,300
Less: Intersegment Revenue	(88,068)	(85,316)	(82,553)
Less: Joint Venture Revenue	(105,191)	(113,536)	(104,493)
	$1,622,642	$1,404,033	$1,310,254

	For the Years Ended March 31,
	2021	2020	2019
	(dollars in thousands)
Intersegment Revenue -
Cement	$20,862	$21,499	$14,408
Concrete and Aggregates	106	1,502	1,422
Paperboard	67,100	62,315	66,723
	$88,068	$85,316	$82,553
Cement Sales Volume (M tons) -
Wholly Owned	6,576	4,975	4,441
Joint Venture	890	956	899
	7,466	5,931	5,340

	For the Years Ended March 31,
	2021	2020	2019
		(dollars in thousands)
Operating Earnings -
Cement	$233,957	$181,330	$164,782
Concrete and Aggregates	19,054	17,558	12,866
Gypsum Wallboard	167,336	154,614	180,831
Paperboard	25,449	34,979	35,349
Other	—	(3,230)	(7,161)
Sub-Total	445,796	385,251	386,667
Corporate General and Administrative Expense	(49,511)	(65,410)	(37,371)
Gain on Sale of Businesses	51,973	—	—
Impairment Losses	—	(25,131)	(37,179)
Litigation Settlements and Losses	—	—	(1,800)
Other Non-Operating Income (Loss)	20,274	(594)	1,835
Earnings Before Interest and Income Taxes	468,532	294,116	312,152
Interest Expense, net	(44,420)	(38,421)	(28,374)
Earnings Before Income Taxes	$424,112	$255,695	$283,778
Cement Operating Earnings -
Wholly Owned	$196,516	$138,745	$126,217
Joint Venture	37,441	42,585	38,565
	$233,957	$181,330	$164,782
Capital Expenditures -
Cement	$26,708	$44,776	$76,504
Concrete and Aggregates	3,114	11,898	6,649
Gypsum Wallboard	12,889	12,771	10,724
Paperboard	11,222	62,528	16,603
Corporate and Other	—	—	6,107
	$53,933	$131,973	$116,587
Depreciation, Depletion, and Amortization -
Cement	$77,524	$59,081	$52,802
Concrete and Aggregates	10,807	11,142	8,176
Gypsum Wallboard	21,646	20,320	20,020
Paperboard	13,913	8,945	8,541
Corporate and Other	4,976	2,720	1,668
	$128,866	$102,208	$91,207

Discontinued Operations
Capital Expenditures	$—	$146	$52,286
Depreciation, Depletion, and Amortization	$221	$11,310	$31,328

	As of March 31,
	2021	2020	2019
	(dollars in thousands)
Identifiable Assets
Cement	$1,898,930	$1,980,306	$1,289,468
Concrete and Aggregates	88,410	136,041	95,084
Gypsum Wallboard	366,352	375,946	372,206
Paperboard	186,156	183,288	138,614
Assets of Discontinued Operations	—	13,831	222,890
Corporate and Other, net	298,833	271,608	50,901
	$2,838,681	$2,961,020	$2,169,163

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

The segment breakdown of Goodwill at March 31, 2021 and 2020 is as follows:

	For the Years Ended March 31,
	2021	2020
	(dollars in thousands)
Cement	$203,342	$205,797
Concrete and Aggregates	1,639	1,639
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$329,137	$331,592

The reduction in Goodwill in our Cement segment during fiscal 2021 was due to our finalizing the purchase price allocation related to the Kosmos Acquisition during fiscal 2021, which resulted in a lower amount of Goodwill. See Footnote (B) for more information.

(J) Income Taxes

The provision for income taxes from continuing operations includes the following components:

	For the Years Ended March 31,
	2021	2020	2019
	(dollars in thousands)
Current Provision (Benefit) -
Federal	$67,913	$(91,304)	$53,570
State	9,587	3,004	9,414
	77,500	(88,300)	62,984
Deferred Provision (Benefit) -
Federal	7,207	108,467	(726)
State	5,239	4,337	(1,986)
	12,446	112,804	(2,712)
Provision for Income Taxes	$89,946	$24,504	$60,272

The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2021	2020	2019
	(dollars in thousands)
Earnings Before Income Taxes	$424,112	$255,695	$283,778
Income Taxes at Statutory Rate	$89,063	$53,998	$59,690
Increases (Decreases) in Tax Resulting from -
State Income Taxes, net	11,713	3,579	5,868
Statutory Depletion in Excess of Cost	(5,263)	(3,078)	(3,834)
Excess Tax Benefit from Stock Compensation	(3,229)	307	(651)
Meals and Entertainment Disallowance	220	537	610
Limitation on Officers’ Compensation	1,503	1,018	1,434
Impact of CARES Act of 2020	—	(35,936)	—
Credits	(400)	(2,150)	(940)
Valuation Allowance	300	2,212	(2,100)
Change in Reserves	(2,916)	4,200	—
Other	(1,045)	(183)	195
Provision for Income Taxes	$89,946	$24,504	$60,272
Effective Tax Rate	21%	10%	21%

Components of deferred income taxes are as follows:

	March 31,
	2021	2020
	(dollars in thousands)
Items Giving Rise to Deferred Tax Liabilities -
Excess Tax Depreciation and Amortization	$(220,269)	$(199,096)
State Income Taxes, net	(21,923)	(12,225)
Depletable Assets	(3,540)	—
Right-of-Use Assets	(6,271)	(5,441)
Other	(6,332)	(5,764)
Total Deferred Tax Liabilities	$(258,335)	$(222,526)
Items Giving Rise to Deferred Tax Assets -
Change in Accruals	$12,046	$9,373
Depletable Assets	—	12,632
Inventory	1,243	7,217
Bad Debts	1,812	2,642
Long-term Incentive Compensation Plan	3,396	5,590
Credits and Other Carryforwards	17,338	19,861
Lease Liability	9,369	11,384
Pension	906	937
Subtotal	46,110	69,636
Valuation Allowance	(13,761)	(13,777)
Total Deferred Tax Assets	$32,349	$55,859

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

We have state net operating loss carryforwards of $3.7 million at March 31, 2021, and approximately $5.4 million at March 31, 2020. We have federal Research and Development (R&D) and state income tax credits of $1.1 million at March 31, 2021, and $2.2 million at March 31, 2020, net of Valuation Allowances.

The federal R&D credits can be carried forward 20 years and the state income tax credits may be carried forward indefinitely.

We file income tax returns in U.S. federal and various state jurisdictions. The Company is currently subject to U.S. federal income tax examinations for the year ended March 31, 2018 and forward.

Uncertain tax positions

We are subject to audit examinations at federal, state, and local levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of these challenges is subject to uncertainty.

We review and assess all tax positions subject to uncertainty on a more-likely-than-not standard with respect to ultimate outcome if challenged. We measure and record tax benefit or expense only when the more-likely-than-not threshold is met. The change in unrecognized tax benefits for the years ended March 31, 2021, 2020, and 2019 was as follows:

	For the Years Ended March 31,
	2021	2020	2019
	(dollars in thousands)
Balance at Beginning of Year	$4,200	$—	$—
Increase Related to Current Tax Positions	1,284	4,200	—
Decrease Related to Current Tax Positions	(4,200)	—	—
Payments	—	—	—
	$1,284	$4,200	$—

We recorded a $4.2 million reserve as a result of a position we took on our fiscal 2020 federal tax return, which is related to the interest limitation under IRC Section 163(j) and the resulting carryback allowed under the CARES Act. This tax return position reflected an expected update to U.S. Department of the Treasury regulations. During fiscal 2021, the U.S. Department of Treasury issued updated regulations under IRC Section 163(j). As a result, in fiscal 2021 we reversed the reserve recorded in fiscal 2020.

We classify interest and penalties related to uncertain tax positions as current income tax expense. We recorded no interest and penalties for each of the fiscal years ended March 31, 2021, 2020, and 2019.

Tax Cuts and Jobs Act

CARES Act

The CARES Act was enacted on March 27, 2020. The CARES Act, among other changes, allows for a five-year carryback of net operating losses (NOL) generated beginning in 2018 and ending before 2021. In March 2020, we recorded a tax benefit of $35.9 million related to the carryback and utilization of NOLs in prior-year tax periods at higher rates than the current statutory rate.

(K) Commitments and Contingencies

Our operations and properties are subject to extensive and changing federal, state, and local laws; regulations and ordinances governing the protection of the environment; as well as laws relating to worker health and workplace safety. We carefully consider the requirements mandated by such laws and regulations and have procedures in place at all of our operating units to monitor compliance. Any matters which are identified as potential exposures under these laws and regulations are carefully reviewed by management to determine our potential liability. Although management is not aware of any material exposures which require an accrual under generally accepted accounting principles, there can be no assurance that prior or future operations will not ultimately result in violations, claims, or other liabilities associated with these regulations.

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At March 31, 2021, we had contingent liabilities under these outstanding letters of credit of approximately $4.3 million. We previously provided an irrevocable stand-by letter of credit for any borrowings made by our Joint Venture under its credit facility; however, this credit facility was terminated and the letter of credit cancelled in July 2020.

We are currently contingently liable for performance under $24.3 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

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

We have certain forward purchase contracts, primarily for natural gas, that expire during calendar 2021 and 2022. The contracts are for approximately 30% of our anticipated natural gas usage.

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

Long-Term Compensation Plans

Options

In May 2020, the Compensation Committee of the Board of Directors approved the granting to certain officers and key employees an aggregate of 96,476 performance vesting stock options that would be earned only if certain performance conditions were satisfied (the Fiscal 2021 Employee Performance Stock Option Grant). The performance criterion for the Fiscal 2021 Employee Performance Stock Option Grant was based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2021. All stock options would be earned if the return on equity was 20.0% or greater, and the percentage of shares earned are reduced proportionately to approximately 66.7% if the return on equity was 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all stock options granted would have been forfeited. During fiscal 2021, our adjusted return on equity was approximately 20.0%; therefore, all 96,476 options were earned. The earned stock options will vest ratably over four years, with the first fourth vesting promptly following the determination date, and the remaining options vesting on March 31, 2022 through 2024. The Compensation Committee also approved the granting of 80,396 time-vesting stock options to the same officers and key employees, which vest ratably over a four-year period (the Fiscal 2021 Employee Time-Vesting Stock Option Grant). All of our stock options have a term of 10 years from the date of grant.

All stock options issued during fiscal 2021 and 2020 were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2021 and 2020 are as follows:

	2021	2020
Dividend Yield	0.0%	1.3%
Expected Volatility	37.9%	31.4%
Risk-Free Interest Rate	0.44%	2.31%
Expected Life	6.0 years	6.0 years

Stock option expense for all outstanding stock option awards was approximately $4.9 million, $4.5 million, and $3.8 million for the years ended March 31, 2021, 2020, and 2019, respectively. At March 31, 2021, there was approximately $7.0 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

The following table shows stock option activity for the years presented:

	For the Years Ended March 31,
	2021		2020		2019
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Year	1,160,091	$80.36	1,042,925	$76.88	958,136	$72.52
Granted	187,121	$61.92	187,375	$91.58	125,734	$103.53
Exercised	(623,617)	$70.57	(62,326)	$88.28	(38,748)	$54.27
Cancelled	(15,094)	$92.51	(7,883)	$102.69	(2,197)	$100.88
Outstanding Options at End of Year	708,501	$83.85	1,160,091	$80.36	1,042,925	$76.88
Options Exercisable at End of Year	416,817		868,081		761,564
Weighted-Average Fair Value of Options Granted during the Year		$22.68		$27.35		$33.11

The following table summarizes information about stock options outstanding at March 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$33.43 - $37.34	14,373	1.20	$34.37	14,373	$34.37
$59.32 - $81.56	260,670	7.72	$65.46	96,420	$73.32
$87.34 - $106.24	433,458	6.74	$96.55	306,024	$96.93
	708,501	6.99	$83.85	416,817	$89.31

At March 31, 2021, the aggregate intrinsic value for outstanding and exercisable options was approximately $35.8 million and $18.8 million, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2021, 2020, and 2019 was approximately $26.4 million, $2.2 million and $2.1 million, respectively.

Restricted Stock

In May 2020, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 82,722 shares of performance vesting restricted stock that would be earned only if certain performance conditions were satisfied (the Fiscal 2021 Employee Restricted Stock Performance Award). The performance criterion for the Fiscal 2020 Employee Restricted Stock Performance Award is based upon the achievement of certain levels of return on equity (as defined in the agreement), ranging from 10.0% to 20.0%, for the fiscal year ended March 31, 2021. All restricted shares would be earned if the return on equity was 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity was 10.0%. If the Company did not achieve a return on equity of at least 10.0%, all awards would have been be forfeited. During fiscal 2021, the return on equity was approximately 20.0%; therefore all 82,722 shares were earned. Restrictions on the earned shares will lapse ratably over four years, with the first fourth lapsing promptly following the determination date and the remaining restrictions lapsing on March 31, 2022 through 2024. The Compensation Committee also approved the granting of 68,936 shares of time-vesting restricted stock to the same officers and key employees, which vest ratably over four years (the Fiscal 2021 Employee Restricted Stock Time-Vesting Award). Both of the Fiscal 2021 Employee Restricted Stock Performance Award and the Fiscal 2021 Employee Restricted Stock Time-Vesting Award were valued at the closing price of the stock on the date of grant and are being expensed over a four-year period.

In August 2020, we granted to members of the Board of Directors 26,064 shares of restricted stock (the Board of Directors Fiscal 2021 Restricted Stock Award), which vested six months after the grant date. The Board of Directors Fiscal 2021 Restricted Stock Awards were valued at the closing price of the stock on the date of the grant and were expensed over a six-month period.

The fair value of restricted stock is estimated based on the stock price at the date of the grant. The following table summarizes the activity for nonvested restricted shares during the fiscal years ended March 31, 2021, 2020, and 2019:

	For the Years Ended March 31,
	2021		2020		2019
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested Restricted Stock at Beginning of Year	233,120	$75.35	300,115	$78.94	328,059	$72.52
Granted	179,377	$63.83	118,292	$90.08	121,836	$105.73
Vested	(136,280)	$78.89	(169,347)	$92.98	(147,790)	$75.94
Cancelled	(9,127)	$71.46	(15,940)	$58.64	(1,990)	$100.88
Nonvested Restricted Stock at End of Year	267,090	$62.56	233,120	$75.35	300,115	$78.94

Expense related to restricted shares was $10.4 million, $15.3 million, and $11.3 million in fiscal years ended March 31, 2021, 2020, and 2019, respectively. At March 31, 2021, there were approximately 267,000 shares with remaining restrictions, for which $12.6 million of unearned compensation will be recognized over a weighted-average period of 2.4 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,449,686 at March 31, 2021. Of the available shares, a total of 1,085,034 shares can be used for future restricted stock and restricted stock unit grants.

(M) Net Interest Expense

The following components are included within Interest Expense, net:

	For the Years Ended March 31,
	2021	2020	2019
	(dollars in thousands)
Interest Income	$(66)	$(34)	$(123)
Interest Expense	40,624	36,956	27,329
Other Expenses	3,862	1,499	1,168
Interest Expense, net	$44,420	$38,421	$28,374

Interest Income includes interest earned on investments of excess Cash and Restricted Cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, Private Placement Senior Unsecured Notes (retired in October 2019), and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility and Term Loan costs.

(N) Pension and Profit Sharing Plans

We offer our employees multiple retirement and profit sharing plans.

Pension Plans

We have several defined benefit and defined contribution retirement plans which together cover substantially all of our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and each employee’s qualifying compensation over the last few years of employment. During fiscal 2020, the last of our pension plans that was still accruing benefits was frozen; therefore, none of our pension plans are accruing additional benefits. Our funding policy is to generally contribute amounts to ensure our pension assets are consistent with our pension liabilities. The annual measurement date is March 31 for the benefit obligations, fair value of plan assets, and the funded status of the defined benefit plans.

The following table provides a reconciliation of the Obligations and Fair Values of Plan Assets for all defined benefit plans over the two-year period ended March 31, 2021, and a statement of the funded status as of March 31, 2021 and 2020:

	For the Years Ended March 31,
	2021	2020
	(dollars in thousands)
Reconciliation of Benefit Obligations -
Benefit Obligation at April 1,	$36,701	$33,730
Service Cost - Benefits Earned During the Period	—	339
Interest Cost on Projected Benefit Obligation	1,216	1,351
Actuarial (Gain) Loss	1,714	2,464
Benefits Paid	(1,251)	(1,183)
Sale of Business	(2,536)	—
Benefit Obligation at March 31,	$35,844	$36,701
Reconciliation of Fair Value of Plan Assets -
Fair Value of Plan Assets at April 1,	$39,009	$36,541
Actual Return on Plan Assets	2,939	3,651
Benefits Paid	(1,251)	(1,183)
Sale of Business	(2,790)	—
Fair Value of Plan Assets at March 31,	37,907	39,009
Funded Status -
Funded Status at March 31,	$2,063	$2,308
Amounts Recognized in the Balance Sheet Consist of -
Other Assets	$2,063	$2,308
Accumulated Other Comprehensive Losses:
Net Actuarial Loss	4,524	4,709
Prior Service Cost	—	—
Accumulated Other Comprehensive Losses	$4,524	$4,709
Tax impact	(1,086)	(1,128)
Accumulated Other Comprehensive Losses, net of tax	$3,438	$3,581

The table below summarizes the Company’s Projected Benefit Obligation, Accumulated Benefit Obligation, and Fair Value of Plan Assets at March 31, 2021 and 2020:

	March 31,
	2021	2020
	(dollars in thousands)
Projected Benefit Obligation	$35,844	$36,701
Accumulated Benefit Obligation	$35,844	$36,701
Fair Value of Plan Assets	$37,907	$39,009

Net periodic pension cost for the fiscal years ended March 31, 2021, 2020, and 2019, included the following components:

	For the Years Ended March 31,
	2021	2020	2019
	(dollar in thousands)
Service Cost - Benefits Earned During the Period	$—	$339	$399
Interest Cost of Projected Benefit Obligation	1,216	1,351	1,347
Expected Return on Plan Assets	(1,419)	(1,702)	(1,853)
Recognized Net Actuarial Loss	133	153	230
Amortization of Prior-Service Cost	—	19	61
Net Periodic Pension Cost	$(70)	$160	$184

Expected benefit payments over the next five years, and the following five years under the pension plans are expected to be as follows (dollars in thousands):

Fiscal Years	Total
2022	$1,616
2023	$1,651
2024	$1,675
2025	$1,774
2026	$1,836
2027-2031	$9,621

The following tables set forth the assumptions used in the actuarial calculations of the present value of Net Periodic Benefit Costs and Benefit Obligations:

	March 31,
	2021	2020	2019
Net Periodic Benefit Costs -
Discount Rate	3.64%	4.09%	4.12%
Expected Return on Plan Assets	4.00%	4.75%	5.50%
Rate of Compensation Increase	n/a	3.50%	3.50%

	March 31,
	2021	2020
Benefit Obligations -
Discount Rate	3.33%	3.64%
Rate of Compensation Increase	n/a	3.50%

The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted-average rate of earnings on the portfolio over the long term. To determine this rate, we developed estimates of the key components underlying capital asset returns which include: market-based estimates of inflation, real risk-free rates of return, yield curve structure, credit-risk premiums, and equity risk premiums. Because all of our pension plans are frozen beginning in fiscal 2021, the rate of compensation increase is not applicable. We used these components as appropriate to develop benchmark estimates for the expected long-term management approach that we employ.

The pension plans’ approximate weighted-average asset allocation at March 31, 2021 and 2020 and the range of target allocation are as follows:

		Percentage of Plan Assets at March 31,
	Range of Target Allocation	2021	2020
Asset Category -
Equity Securities	10 – 20%	19%	9%
Debt Securities	60 – 90%	79%	89%
Other	0 – 20%	2%	2%
Total		100%	100%

Our pension investment strategies have been developed as part of a comprehensive management process that considers the interaction between the assets and liabilities within each plan. These strategies consider not only the expected risks and returns on plan assets, but also the detailed actuarial projections of liabilities as well as plan-level objectives, such as projected contributions, expense, and funded status.

The principal pension investment strategies include asset allocation and active asset management. The range of target asset allocations has been determined given the current funded status of the plan. Each asset class is actively managed by one or more external money managers with the objective of generating returns, net of management fees, that exceed market-based benchmarks. None of the plans hold any Company stock.

Based on our current actuarial estimates, we do not anticipate making any contributions to our defined benefit plans for fiscal year 2022.

The fair values of our defined benefit plans’ consolidated assets by category as of March 31, 2021 and 2020 were as follows:

	March 31,
	2021	2020
	(dollars in thousands)
Equity Securities	$7,277	$3,470
Fixed Income Securities	30,010	34,579
Real Estate Funds	160	107
Cash Equivalents	460	853
Total	$37,907	$39,009

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Footnote (A) to the Consolidated Financial Statements.

The fair values by category of inputs as of March 31, 2021 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Categories	(dollars in thousands)
Equity Securities	$—	$7,277	$—	$7,277
Fixed Income Securities	—	30,010	—	30,010
Real Estate Funds	—	160	—	160
Cash Equivalents	460	—	—	460
	$460	$37,447	$—	$37,907

The fair values by category of inputs as of March 31, 2020 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Categories	(dollars in thousands)
Equity Securities	$—	$3,470	$—	$3,470
Fixed Income Securities	—	34,579	—	34,579
Real Estate Funds	—	107	—	107
Cash Equivalents	853	—	—	853
	$853	$38,156	$—	$39,009

Equity securities consist of funds that are not actively traded. These funds are maintained by an investment manager and are primarily invested in indexes. The remaining funds, excluding cash, primarily consist of investments in institutional funds.

Profit Sharing Plans

We also provide profit sharing plans, which cover substantially all salaried and certain hourly employees. The profit sharing plans are defined contribution plans funded by employer discretionary contributions; employees may also contribute a certain percentage of their base annual salary. Employees are fully vested in their own contributions and become fully vested in any Company contributions over a four-year period. Costs relating to the employer discretionary contributions for our plan totaled $8.3 million, $8.2 million, and $8.0 million in fiscal years 2021, 2020, and 2019, respectively.

Individuals who became our employees as a result of a previous transaction are provided benefits substantially comparable to those provided under the seller’s benefit plans. These plans include the seller’s 401(k) plan, which allows for employer matching percentages of hourly employees. As a result, we made matching contributions to the hourly profit sharing plan totaling $1.1 million, $0.7 million, and $0.6 million for these employees during fiscal years 2021, 2020, and 2019, respectively.

Approximately fifty of our employees belong to three different multi-employer plans. The collective bargaining agreements for the employees who participate in the multi-employer plans expire in February 2024 and March 2025. Our expense related to these plans was approximately $1.8 million, $1.7 million, and $1.5 million during fiscal years 2021, 2020, and 2019, respectively. We anticipate the total expense in fiscal 2022 related to these plans will be approximately $1.9 million.

(O) QUARTERLY RESULTS (UNAUDITED)

	For the Years Ended March 31,
	2021	2020
	(dollars in thousands, except per share data)
First Quarter -
Revenue	$426,989	$355,365
Gross Profit	102,297	78,094
Earnings from Continuing Operations Before Income Taxes	129,927	57,564
Net Earnings from Continuing Operations	97,091	43,333
Net Earnings	96,206	41,304
Diluted Earnings Per Share from Continuing Operations	$2.34	$0.98
Diluted Earnings Per Share	$2.31	$0.94
Second Quarter -
Revenue	$447,684	$400,569
Gross Profit	122,849	109,020
Earnings from Continuing Operations Before Income Taxes	109,671	98,367
Net Earnings from Continuing Operations	89,871	75,064
Net Earnings	96,034	71,793
Diluted Earnings Per Share from Continuing Operations	$2.16	$1.80
Diluted Earnings Per Share	$2.31	$1.72
Third Quarter -
Revenue	$404,667	$342,904
Gross Profit	113,379	93,203
Earnings from Continuing Operations Before Income Taxes	105,072	56,157
Net Earnings from Continuing Operations	81,193	43,474
Net Earnings	81,193	(114,632)
Diluted Earnings Per Share from Continuing Operations	$1.94	$1.04
Diluted Earnings Per Share	$1.94	$(2.76)
Fourth Quarter -
Revenue	$343,302	$305,195
Gross Profit	69,830	62,349
Earnings from Continuing Operations Before Income Taxes	79,442	43,607
Net Earnings from Continuing Operations	66,011	69,320
Net Earnings	66,011	72,429
Diluted Earnings Per Share from Continuing Operations	$1.56	$1.67
Diluted Earnings Per Share	$1.56	$1.74

Operating Earnings for our Cement, Gypsum Wallboard, and Recycled Paperboard segments were adversely affected during the fourth quarter of fiscal 2021 by a severe winter storm in February 2021. This storm had a significant impact on Texas and the broader southern United States. Our cement facilities in Texas, Missouri, and Oklahoma were forced to curtail production and energy prices spiked during this time period. We estimate the storm’s impact was approximately $6.0 million in additional cement costs during the fiscal fourth quarter. Our paper mill, which is located in Oklahoma, was forced to curtail production during the week of the storm, and also experienced higher energy costs during the shutdown. Shipments of gypsum wallboard were significantly affected by the extreme winter conditions. We estimate that the storm affected fourth quarter Light Materials sector earnings by approximately $6.0 million. Although the operating earnings of our Light Materials sector were adversely affected by the storm, we were able to curtail some of our operations and release a portion of our natural gas commitments to third parties in a timely manner. The release of these commitments contributed to a significant increase in Other Non-Operating Income (Loss) in the fiscal fourth quarter.

We are still engaged in discussions with contractual counterparties regarding the responsibility for certain charges and obligations arising as a result of the storm. It is therefore it is not possible at the present time to make a final determination as to the storms impact on the financial results of our cement facilities and Light Materials sector.

The third quarter of fiscal 2020 included a pre-tax impairment loss of approximately $25.1 million related to assets included in our Oil and Gas Proppants segment. These assets were not included in the sale of the Oil and Gas Proppants business in September 2020. See Footnotes (A) and (C) for more information.

The fourth quarter of fiscal 2020 included pre-tax costs related to business development and separation costs of approximately $6.5 million, outage and purchase accounting costs at Kosmos Cement Company of approximately $6.8 million, and plant expansion costs at our recycled paper mill of approximately $3.0 million. The outage and purchase accounting costs and expansion costs are included in Cost of Goods Sold, while the business development and separation costs are included in Corporate, General, and Administrative Expense on our Consolidated Statement of Earnings. The Company also recorded a $31.7 million net income tax benefit related to the CARES Act during the fourth quarter. See Footnote (J) for more information about the CARES Act.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Eagle Materials Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and Subsidiaries (the Company) as of March 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 21, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the account or disclosure to which it relates.

Materials-in-Progress inventory existence
Description of the Matter

As described in Note A, the Company’s raw materials and materials-in-progress inventory balance was $93 million at March 31, 2021.  Materials-in-progress inventory is comprised of clinker, which is an intermediary product before it is ground into cement powder.  Due to the nature of the materials-in-progress inventory, the Company utilizes technology to measure the volume of the inventory stockpiles and applies density factors to convert the measurements to tons of inventory.

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

Dallas, Texas

May 21, 2021

Financial Statements

Texas Lehigh Cement Company LP

As of December 31, 2020 and 2019, and for the Years Ended December 31, 2020, 2019, and 2018

With Report of Independent Auditors

TEXAS LEHIGH CEMENT COMPANY LP STATEMENTS OF EARNINGS

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Net sales	$211,021	$222,830	$205,565
Cost of goods sold	127,691	132,951	121,394
Gross margin	83,330	89,879	84,171
Selling, general and administrative expenses	5,435	5,048	5,814
Operating income	77,895	84,831	78,357
Other income	1,699	161	616
Equity in earnings of joint venture	(21)	—	1
Interest expense	—	—	(50)
Texas margin tax	(717)	(744)	(632)
Net income	$78,856	$84,248	$78,292

See notes to financial statements.

TEXAS LEHIGH CEMENT COMPANY LP STATEMENTS OF COMPREHENSIVE EARNINGS

	Year ended December 31,
	2020	2019	2018
	(dollars in thousands)
Net Income	$78,856	$84,248	$78,292
Net actuarial gains (losses) of defined benefit plans:
Unrealized (loss) gain during the period	(532)	(1,052)	749
Amortization of net actuarial loss	296	212	331
Comprehensive Income	$78,620	$83,408	$79,372

See notes to financial statements.

TEXAS LEHIGH CEMENT COMPANY LP BALANCE SHEETS

	December 31,
	2020	2019
	(dollars in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,631	$5,737
Accounts Receivable, net of allowance for doubtful accounts and discounts of $657 and $382	26,394	33,337
Inventories:
Cement	4,015	4,562
Raw materials and materials-in-process	14,300	14,372
Repair parts and supplies	17,051	21,028
Total inventories	35,366	39,962
Prepaid assets	1,069	1,083
Total current assets	68,460	80,119
Property, Plant, and Equipment:
Land, including quarry	29,874	25,586
Cement plant	138,288	133,741
Mobile equipment and other	7,520	7,632
Furniture and fixtures	933	933
Construction-in-progress	28,197	16,102
Total property, plant and equipment	204,812	183,994
Less accumulated depreciation and depletion	(122,200)	(120,243)
Property, plant and equipment, net	82,612	63,751
Operating lease right-of-use assets	6,557	6,428
Investment in joint venture	18,031	18,052
Total assets	$175,660	$168,350

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$9,828	$11,467
Accrued liabilities	6,071	6,093
Operating lease obligation	746	1,408
Due to affiliates	239	223
Current Liabilities	16,884	19,191
Pension and other long term liabilities	5,703	4,297
Operating lease obligation, net of current portion	5,457	4,866
Commitments and contingencies	—	—
Partners' capital:
General Partners' Capital
TLCC GP LLC	148	140
Lehigh Portland Holdings, LLC	148	140
Limited Partners' Capital:
TLCC GP LLC	73,660	69,858
Lehigh Portland Investments, LLC	73,660	69,858
Total partners' capital	147,616	139,996
Total liabilities and partners' capital	$175,660	$168,350

See notes to financial statements.

TEXAS LEHIGH CEMENT COMPANY LP STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	General Partners' Capital		Limited Partners' Capital
	TLCC GP LLC	Lehigh Portland Holdings, LLC	TLCC LP LLC	Lehigh Portland Investments, LLC	Total
	(dollars in thousands)
Balance at December 31, 2017	$107	$107	$53,251	$53,251	$106,716
Net income for the year	78	78	39,068	39,068	78,292
Other comprehensive income	1	1	539	539	1,080
Distribution of earnings	(65)	(65)	(32,435)	(32,435)	(65,000)
Balance at December 31, 2018	$121	$121	$60,423	$60,423	$121,088
Net income for the year	84	84	42,040	42,040	84,248
Other comprehensive loss	(1)	(1)	(419)	(419)	(840)
Distribution of earnings	(64)	(64)	(32,186)	(32,186)	(64,500)
Balance at December 31, 2019	$140	$140	$69,858	$69,858	$139,996
Net income for the year	79	79	39,349	39,349	78,856
Other comprehensive loss	—	—	(118)	(118)	(236)
Distribution of earnings	(71)	(71)	(35,429)	(35,429)	(71,000)
Balance at December 31, 2020	$148	$148	$73,660	$73,660	$147,616

See notes to financial statements.

TEXAS LEHIGH CEMENT COMPANY LP STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019	2018
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$78,856	$84,248	$78,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	3,175	3,009	2,842
Loss (Gain) on sales of equipment	315	(42)	(22)
Equity in loss (earnings) of unconsolidated joint venture	21	—	(1)
Changes in current assets and liabilities:
Trade accounts receivable	6,943	(4,428)	(3,753)
Inventories	4,362	865	(409)
Prepaid assets	14	207	24
Accounts payable	(1,638)	1,944	3,365
Accrued liabilities and due to affiliates	339	(928)	285
Net Cash Provided by Operating Activities	92,387	84,875	80,623
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(21,559)	(15,057)	(5,768)
Proceeds from Sale of Property, Plant, and Equipment	66	49	22
Net Cash Used in Investing Activities	(21,493)	(15,008)	(5,746)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on line of credit	—	—	(10,000)
Distributions of earnings	(71,000)	(64,500)	(65,000)
Net Cash Used in Financing Activities	(71,000)	(64,500)	(75,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(106)	5,367	(123)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,737	370	493
CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,631	$5,737	$370

See notes to financial statements.

Texas Lehigh Cement Company LP

Notes to Financial Statements

(dollars in thousands)

(A) Organization

Texas Lehigh Cement Company (“Texas Lehigh” or the “Company”), was formed on June 27, 1986 as a Texas general partnership to operate a cement plant near Austin, Texas. Texas Lehigh was a fifty-fifty joint venture between Texas Cement Company (“TCC”), a wholly owned subsidiary of Eagle Materials, Inc. (“EXP”, formerly known as Centex Construction Products, Inc.), and Lehigh Portland Cement Company (“Lehigh”). On October 1, 2000, the existing Texas general partnership was converted to a Texas limited partnership. Subsequent to the limited partnership formation, TCC and Lehigh each contributed a 0.1% interest to a general partner, TLCC GP LLC and Lehigh Portland Holdings, LLC, and a 49.9% interest to a limited partner, TLCC LP LLC and Lehigh Portland Investments, LLC. The conversion and subsequent contributions were done to afford the former partners additional liability protection. Texas Lehigh Cement Company LP continues to do business as “Texas Lehigh Cement Company”.

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

In September 2006, Texas Lehigh paid $24.5 million for a 15% interest in Houston Cement Company (“HCC”), a joint venture. HCC operates two terminals in Houston, Texas. Under the terms of the joint venture agreement, Texas Lehigh is entitled to sell up to 495 thousand short tons from the terminals each year.  Due to a number of factors, namely the shared risks and rights under the joint venture agreement, it was determined Texas Lehigh holds significant influence over HCC and therefore accounts for its investment in HCC using the equity method.

We evaluated all events or transactions that occurred after December 31, 2020 up through April 23, 2021, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events.

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

Pending Adoption

In June 2016, the FASB issued an update on the measurement of credit losses on financial instruments, which requires entities to use a forward-looking approach based on expected losses rather than the current model of incurred losses to estimate credit losses on certain types of financial instruments, including Accounts and Notes Receivable. The application of the forward-looking model may result in earlier recognition of allowances for losses than the current method. This guidance becomes effective for us on January 1, 2023, with early adoption permitted. We are currently assessing the impact of the new standard, but we do not expect the adoption will have a material effect on our financial statements and disclosures.

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

Concentration of Risk -

One customer accounted for 16.1%, 12.4% and 13% of cement sales in 2020, 2019, and 2018, respectively, and 10.8% and 7.6% of accounts receivable at December 31, 2020 and 2019, respectively.  No other customer accounted for more than 10% of cement sales during the three years presented.

Property, Plant, and Equipment -

Property, plant, and equipment are stated at cost. Texas Lehigh’s policy is to capitalize renewals and betterments and to expense repairs and maintenance when incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the financial statements, and any gain or loss is recorded in other income (expense) on the statement of earnings. Texas Lehigh periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. At December 31, 2020 and 2019, management believes no events or circumstances indicate that the carrying value may not be recoverable.

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

Federal Income Taxes -

No federal income taxes are payable by Texas Lehigh, and none have been provided for in the accompanying financial statements. The partners include their respective share of Company income or loss in their respective tax returns. Texas Lehigh is subject to Texas margin tax on its gross margin earned in Texas.

Texas Lehigh’s tax return and the amount of allocable Company income or losses are subject to examination by federal and state taxing authorities. If such examinations result in changes to Company income or losses, the tax liability of the partners could be changed accordingly. No such examinations are presently in process.

Shipping and Handling Fees and Costs -

Texas Lehigh classifies its freight revenue as sales and freight cost as cost of goods sold. Freight costs of $10.4 million, $14.8 million, and $12.7 million were included in cost of goods sold in 2020, 2019, and 2018, respectively.  The Company has elected to treat freight and delivery charges paid for the delivery of goods to our customers as a fulfilment activity rather than a separate performance obligation.

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

Accumulated Other Comprehensive Loss -

As of December 31, 2020, Texas Lehigh has an accumulated comprehensive loss of $3.9 million in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation. This amount is excluded from earnings and reported as a component of partners’ capital.

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

(E) Cash Flow Information - Supplemental

Cash payments made for interest were $0.1 million in 2018. There were no cash payments made for interest in 2020 and 2019.

(F) Purchased Cement

Texas Lehigh purchases cement for resale primarily in the Houston, Texas market. Sales of purchased cement were $63.3 million, $61.0 million, and $49.3 million, and cost of sales was $39.9 million, $41.7 million, and $33.3 million for 2020, 2019, and 2018, respectively.

(G) Accrued Liabilities

Accrued liabilities at December 31, 2020 and 2019 consist of the following:

	Year ended December 31,
	2020	2019
	(dollars in thousands)
Payroll and incentive compensation	$2,283	$2,154
Benefits and insurance	557	548
Property taxes	2,477	2,462
Other	754	929
	$6,071	$6,093

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

Lease expense for our operating and short-term leases is as follows:

	Year ended December 31,
	2020	2019
	(dollars in thousands)
Operating Lease Cost	$1,235	$1,933
Short-term Lease Cost	121	156
Total Lease Cost	$1,356	$2,089
Operating Cash Flows used for Operating Leases	$1,308	$1,917

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	Year ended December 31,
	2020	2019
	(dollars in thousands)
Operating Leases:
Operating Lease Right-of-Use Assets	$6,557	$6,428

Current Operating Lease Liabilities	$746	$1,408
Noncurrent Operating Lease Liabilities	5,457	4,866
Total Operating Lease Liabilities	$6,203	$6,274

Future payments for operating leases are as follows:

Amount
For the Year Ended December 31,	(dollars in thousands)
2021	$921
2022	821
2023	643
2024	609
2025	475
Thereafter	4,525
Total Lease Payments	$7,994
Less: Imputed Interest	(1,791)
Present Value of Lease Liabilities	$6,203

Weighted Average Remaining Lease Term (in years)	14.3
Weighted Average Discount Rate	3.75%

(I) Commitments and Contingencies

Texas Lehigh is involved in certain legal actions arising in the ordinary course of its business. Management does not believe any of these actions, either individually or in the aggregate, are material to the Company or require accrual or disclosure at December 31, 2020.

(J) Pension and Profit Sharing Plans

Texas Lehigh provides a profit sharing plan, a defined contribution plan (“401(k) plan”) and a noncontributory defined benefit pension plan, which together covers substantially all employees and provides specified benefits to qualified employees. Texas Lehigh is not a party to any multi-employer pension plan. Benefits paid under the defined benefit plan cover hourly employees and are based on years of service and the employee’s highest qualifying compensation over any five year period of employment. Texas Lehigh’s funding policy is to contribute the legally required minimum amounts with the discretion to contribute additional amounts from time to time.

The annual measurement date is December 31 for the benefit obligations, fair value of plan assets and the funded status of the defined benefit plan.

The following table provides a reconciliation of the defined benefit pension plan obligation and fair value of plan assets over the two-year period ended December 31, 2020 and a statement of the funded status as of December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
	(dollars in thousands)
Reconciliation of Benefit Obligations -
Benefit obligation at January 1,	$12,421	$10,256
Service Cost	261	219
Interest cost on projected benefit obligation	424	453
Actuarial loss (gain)	1,177	1,794
Benefits paid	(403)	(301)
Benefit obligation at December 31,	$13,880	$12,421
Reconciliation of Fair Value of Plan Assets -
Fair value of plan assets at January 1	$9,212	$7,798
Actual return on plan assets	1,171	1,193
Employer contributions	460	522
Benefits paid	(403)	(301)
Fair value of plan assets at December 31	$10,440	$9,212
Unfunded status at December 31	$(3,440)	$(3,209)

	December 31,
	2020	2019
Amounts Recognized in the Balance Sheet Consist of
Accrued Benefit Liability	$(3,440)	$(3,209)
Accumulated Other Comprehensive Loss:
Net Actuarial Loss	3,942	3,706
Net Accumulated Other Comprehensive Loss	$3,942	$3,706

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Projected Benefit Obligation	$13,880	$12,421
Accumulated Benefit Obligation	$13,880	$12,421
Fair Value of Plan Assets	$10,440	$9,212

Net periodic pension cost for the fiscal years ended December 31, 2020, 2019, and 2018 included the following components:

	Year ended December 31,
	2020	2019	2018
	(dollar in thousands)
Service cost - benefits earned during the period	$261	$219	$305
Interest cost of projected benefit obligation	424	453	409
Expected return on plan assets	(526)	(451)	(609)
Recognized net actuarial loss	296	212	331
Net Periodic Pension Cost	$455	$433	$436

Expected benefit payments over the next five years, and the following five years under the pension plan are expected to be as follows:

2021	$437
2022	$445
2023	$496
2024	$498
2025	$532
2026-2030	$3,080

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:

	Year ended December 31,
	2020	2019	2018
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	2.98%	3.47%	4.55%
Compensation increase rate	3.00%	3.00%	3.00%
Assumptions used to determine the net periodic benefit costs were:
Obligation Discount Rate	3.47%	4.55%	3.54%
Long-term Rate of Return on Plan Assets	5.75%	5.75%	7.50%
Compensation Increase Rate	3.00%	3.00%	4.00%

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

The pension plan weighted-average asset allocation at December 31, 2020 and 2019 and the range of target follows:

		Percentage of Plan Assets at Year-End
	Range of Target Allocation	2020	2019
Asset Category
Equity Securities	40 – 60%	51%	50%
Debt Securities	35 – 60%	47%	47%
Other	0 – 5%	2%	3%
Total		100%	100%

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

Based on current actuarial estimates, Texas Lehigh anticipates making contributions of approximately $0.4 million to the pension plan during 2021.

The fair values of our defined benefit plans consolidated assets by category as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
	(dollars in thousands)
Equity Securities	$5,304	$4,679
Fixed Income Securities	4,874	4,293
Cash Equivalents	262	240
Total	$10,440	$9,212

The fair values of our defined benefit plans consolidated assets were determined using the fair value hierarchy of inputs described in Note D. The fair values by category of inputs were as follows:

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Categories	(dollars in thousands)
Equity Securities (a)	$665	$4,639	$—	$5,304
Fixed Income Securities (a)	1,218	3,656	—	4,874
Cash Equivalents	262	—	—	262
	$2,145	$8,295	$—	$10,440

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Categories	(dollars in thousands)
Equity Securities (a)	$705	$3,974	$—	$4,679
Fixed Income Securities (a)	1,076	3,217	—	4,293
Cash Equivalents	240	—	—	240
	$2,021	$7,191	$—	$9,212
(a)	Level 2 assets are maintained by an investment manager and consist of collective funds that are not actively traded.

Texas Lehigh also provides a profit sharing plan, which covers substantially all salaried employees, and a 401(k) plan, which covers substantially all employees. Texas Lehigh matches employees’ 401(k) contributions up to 4% of employees’ salaries. Texas Lehigh’s contributions to the profit sharing and 401(k) plans were $0.8 million, $0.8 million, and $0.7 million in 2020, 2019, and 2018, respectively.

(K) Credit Facility

Texas Lehigh had a $25.0 million revolving credit facility (the “Credit Facility”), which terminated on July 20, 2020, and was not renewed.

(L) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values at December 31, 2020 due to the short-term maturities of these assets and liabilities.

(M) Related-Party Transactions

Texas Lehigh had sales to affiliates of $24.6 million, $28.9 million, and $30.8 million in 2020, 2019, and 2018, respectively, of which $3.3 million and $6.5 million is included in trade accounts receivable at December 31, 2020 and 2019, respectively. Texas Lehigh purchased $28.0 million, $29.8 million, and $28.4 million of cement from HCC in 2020, 2019, and 2018, respectively, $1.7 million and $1.0 million of slag from Skyway Cement Company in 2020 and 2019, respectively, and $0.1 million of slag from Lehigh Hanson Cement in 2020. Texas Lehigh accrued ($0.2) million and $0.2 million for purchased cement and slag received from these affiliates but not paid for at December 31, 2020 and 2019, respectively.

Texas Lehigh reimburses EXP for certain expenses paid by EXP on Texas Lehigh’s behalf. Total payments made to EXP for reimbursement of expenses were $3.9 million, $3.7 million, and $3.4 million during 2020, 2019, and 2018, respectively. At December 31, 2020 and 2019, Texas Lehigh had accrued liabilities of $0.5 million and $0.5 million, respectively, for the reimbursement of expenses paid by EXP.

Report of Independent Auditors

The Management Committee Texas Lehigh Cement Company LP:

We have audited the accompanying financial statements of Texas Lehigh Cement Company LP, which comprise the balance sheets as of December 31, 2020 and 2019, and the related statements of earnings, comprehensive earnings, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas Lehigh Cement Company LP at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Dallas, Texas

April 23, 2021

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

Management report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2021. The effectiveness of our internal control over financial reporting as of March 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Eagle Materials Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Eagle Materials Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Eagle Materials Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes, and our report dated May 21, 2021 expressed an unqualified opinion thereon.

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

May 21, 2021

ITEM 9b.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13, and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s August 3, 2021 Annual Meeting of Stockholders (the 2021 EXP Proxy Statement):

Items	Caption in the 2021 EXP Proxy Statement
10	Executive Officers who are not Directors
10	Election of Directors and Related Matters Stock Ownership-Section 16(a) Beneficial Ownership Reporting
10	Compliance
10	Stock Ownership – Code of Conduct
11	Executive Compensation
11	Compensation Discussion and Analysis
11	Potential Payments Upon Termination or Change in Control
12	Stock Ownership
13	Stock Ownership – Related Party Transactions
13	Election of Directors and Related Matters
14	Relationship with Independent Public Accountants

Code of Ethics

The policies comprising the Company’s code of ethics (The Eagle Way – A Guide to Decision-Making on Business Conduct Issues) represents the code of ethics for the principal executive officer, principal financial officer, and principal accounting officer under SEC rules, as well as the code of business conduct and ethics for directors, officers, and employees under NYSE listing standards. The code of ethics is published on the corporate governance section of the Company’s website at www.eaglematerials.com.

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

ITEM 11.  Executive Compensation

See Item 10.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 10.

EQUITY COMPENSATION PLAN

The following table shows the number of outstanding options and shares available for future issuance of options under the Company’s equity compensation plans as of March 31, 2021. Our equity compensation plans have been approved by the Company’s stockholders.

Plan Category	Incentive Plan	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining for future issuance under equity compensation plans excluding securities reflected in column
Equity compensation plans approved by stockholders	2013	708,501	$83.85	3,449,686
Equity compensation plans not approved by stockholders		—	—	—
		708,501	$83.85	3,449,686

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

3.	Exhibits The information on exhibits required by this Item 15 is set forth in the Eagle Materials Inc. Index to Exhibits appearing on pages 120-125 of this Report.

INDEX TO EXHIBITS

EAGLE MATERIALS INC.

AND SUBSIDIARIES

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS

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

4.1(e)

Amendment No. 5 to Third Amended and Restated Credit Agreement, dated as of January 13, 2021, by and among Eagle Materials Inc., as the Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, Issuing Bank and Swingline Lender thereunder, as consented to by the subsidiary guarantors listed on the signature pages thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on January 13, 2021 (File No. 001-12984) and incorporated herein by reference.

4.1(f)

Amendment No. 6 to Third Amended and Restated Credit Agreement, dated as of March 4, 2021, by and among Eagle Materials Inc., as the Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent, Issuing Bank and Swingline Lender thereunder, as consented to by the subsidiary guarantors listed on the signature pages thereto, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 5, 2021 (File No. 001-12984) and incorporated herein by reference.

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

4.2(b)

Amendment No. 2 to Credit Agreement, dated as of March 4, 2021, among Eagle Materials Inc., as the Borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on March 5, 2021 (File No. 001-12984) and incorporated herein by reference.

4.3

First Supplemental Indenture, dated as of August 2, 2016, among Eagle Materials Inc., the guarantor parties identified therein, and The Bank of New York Mellon Trust Company, N.A., filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 2, 2016 (File No. 001-12984) and incorporated herein by reference.

4.4

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

10.2

The Eagle Materials Inc. Amended and Restated Incentive Plan, filed as Exhibit A to the Company’s Schedule 14A filed with the Commission on June 21, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.2(a)

Amendment to Amended and Restated Incentive Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on July 28, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.3

Form of Restricted Stock Unit Agreement for Non-Employee Directors filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 (File No. 001-12984) and incorporated herein by reference. (1)

10.4

Form of Restricted Stock Agreement filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 (File No. 001-12984) and incorporated herein by reference. (1)

10.5

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 (File No. 001-12984) and incorporated herein by reference. (1)

10.6

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Commission on November 8, 2012 (File No. 001-12984) and incorporated herein by reference. (1)

10.7

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.8

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.9

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.9(a)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.9(b)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.10

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Commission on August 4, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.10(a)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on October 27, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.10(b)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on October 27, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.11

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(a)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(b)

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(c)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.12

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Commission on October 25, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.12(a)

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on July 28, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.12(b)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on July 28, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.13

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on July 30, 2018 (File No. 001-12984) and incorporated herein by reference. (1)

10.13(a)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on July 30, 2018 (File No. 001-12984) and incorporated herein by reference. (1)

10.13(b)

Form of Performance Vesting Restricted Stock Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on July 30, 2018 (File No. 001-12984) and incorporated herein by reference. (1)

10.13(c)

Form of Time Vesting Restricted Stock Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on July 30, 2018 (File No. 001-12984) and incorporated herein by reference. (1)

10.13(d)

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

10.15

The Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Commission on June 21, 2000 (File No. 001-12984) and incorporated herein by reference. (1)

10.15(a)

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

10.18

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2021 filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 20, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.18(a)

Eagle Materials Inc. Special Situation Program for Fiscal Year 2021 filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 20, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.19

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and Michael R. Haack, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.19(a)

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and D. Craig Kesler, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.19(b)

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and Robert S. Stewart, filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.19(c)

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and James H. Graass, filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.20

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.20(a)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.20(b)

Form of Performance Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.20(c)

Form of Time Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.21

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Commission on July 31, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.21(a)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Commission on July 31, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.21(b)

Form of Performance Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Commission on July 31, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.21(c)

Form of Time Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Commission on July 31, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.22

Eagle Materials Inc. Director Compensation Summary filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the Commission on October 30, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.23

Amended and Restated Eagle Materials Inc. Employee Severance Plan and Summary Plan Description, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, filed with the Commission on January 28, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

10.24

Form of Restricted Stock Agreement for Non-Employee Directors, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the Commission on October 30, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.25

Asset Purchase Agreement between Eagle Materials Inc. and Kosmos Cement Company, dated as of November 25, 2019, filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, filed with the Commission on February 2, 2020 (File No. 001-12984) and incorporated herein by reference.

10.26

Membership Interest Purchase Agreement by and among CCP Concrete/Aggregates LLC, Eagle Materials Inc., Hammonton Farms, LLC and Teichert, Inc. dated as of April 17, 2020, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the Commission on May 22, 2020 (File No. 001-12984) and incorporated herein by reference.

21*	Subsidiaries of the Company.

23.1*	Consent of Registered Independent Public Accounting Firm – Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure.

101.INS*	Inline XBRL Instance Document – This instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – (formatted as Inline XBRL and Contained in Exhibit 101).

*	Filed herewith.
(1)	Required to be identified as a management contract or a compensatory plan or arrangement pursuant to Item 15(a) (3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

May 21, 2021	/s/ Michael R. Haack
Michael R. Haack, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 21, 2021	/s/ Michael R. Haack
Michael R. Haack President and Chief Executive Officer (principal executive officer)

May 21, 2021	/s/ D. Craig Kesler
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

May 21, 2021	/s/ William R. Devlin
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)

May 21, 2021	/s/ F. William Barnett
F. William Barnett, Director

May 21, 2021	/s/ Richard Beckwitt
Richard Beckwitt, Director

May 21, 2021	/s/ Ed H. Bowman, Jr.
Ed H. Bowman, Jr., Director

May 21, 2021	/s/ Margot L. Carter
Margot L. Carter, Director

May 21, 2021	/s/ George J. Damiris
George J. Damiris, Director

May 21, 2021	/s/ Martin M. Ellen
Martin M. Ellen, Director

May 21, 2021	/s/ Michael R. Nicolais
Michael R. Nicolais, Director

May 21, 2021	/s/ David B. Powers
David B. Powers, Director

May 21, 2021	/s/ Mary P. Ricciardello
Mary P. Ricciardello, Director

May 21, 2021	/s/ Richard R. Stewart
Richard R. Stewart, Director