Form 10-Q
period 2021-06-30
EAGLE MATERIALS INC
filed 2021-07-28
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

As of July 26, 2021, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	41,882,068

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended June 30,
	2021	2020
	(dollars in thousands, except share and per share data)
Revenue	$475,770	$426,989
Cost of Goods Sold	349,259	324,692
Gross Profit	126,511	102,297
Equity in Earnings of Unconsolidated Joint Venture	7,970	7,796
Corporate General and Administrative Expense	(9,468)	(17,789)
Gain on Sale of Businesses	—	51,973
Other Non-Operating Income (Loss)	3,678	(309)
Interest Expense, net	(6,972)	(14,041)
Earnings from Continuing Operations Before Income Taxes	121,719	129,927
Income Taxes	(26,392)	(32,836)
Earnings from Continuing Operations	95,327	97,091
Loss from Discontinued Operations, net of Income Taxes	—	(885)
Net Earnings	$95,327	$96,206

BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$2.27	$2.34
Discontinued Operations	—	$(0.02)
Net Earnings	$2.27	$2.32
DILUTED EARNINGS PER SHARE
Continuing Operations	$2.25	$2.33
Discontinued Operations	—	$(0.02)
Net Earnings	$2.25	$2.31
AVERAGE SHARES OUTSTANDING
Basic	42,028,619	41,410,794
Diluted	42,437,366	41,563,268
CASH DIVIDENDS PER SHARE	$—	$0.10

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Net Earnings	$95,327	$96,206
Net Actuarial Change in Defined Benefit Plans
Amortization of Net Actuarial Loss	36	33
Tax Expense	(9)	(8)
Comprehensive Earnings	$95,354	$96,231

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	March 31,
	2021	2021
	(dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$306,542	$263,520
Restricted Cash	5,000	5,000
Accounts Receivable, net of allowances of $7.0 at June 30, 2021 and $8.1 at March 31, 2021	187,411	147,133
Inventories	217,052	235,749
Income Tax Receivable	—	2,838
Prepaid and Other Assets	15,298	7,449
Total Current Assets	731,303	661,689
Property, Plant, and Equipment, net	1,641,063	1,659,100
Notes Receivable	8,485	8,419
Investment in Joint Venture	76,369	75,399
Operating Lease Right-of-Use Assets	24,776	25,811
Goodwill and Intangible Assets, net	391,211	392,315
Other Assets	17,623	15,948
	$2,890,830	$2,838,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$96,923	$84,171
Accrued Liabilities	74,947	78,840
Income Taxes Payable	11,016	—
Operating Lease Liabilities	6,127	6,343
Total Current Liabilities	189,013	169,354
Long-term Debt	1,009,035	1,008,616
Noncurrent Operating Lease Liabilities	32,763	34,444
Other Long-term Liabilities	40,902	41,291
Deferred Income Taxes	227,785	225,986
Total Liabilities	1,499,498	1,479,691
Stockholders’ Equity
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 42,101,619 and 42,370,878 Shares, respectively	421	424
Capital in Excess of Par Value	10,035	62,497
Accumulated Other Comprehensive Losses	(3,413)	(3,440)
Retained Earnings	1,384,289	1,299,509
Total Stockholders’ Equity	1,391,332	1,358,990
	$2,890,830	$2,838,681

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$95,327	$96,206
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity
Depreciation, Depletion and Amortization	31,944	31,937
Deferred Income Tax Provision	1,799	(3,736)
Stock Compensation Expense	2,456	4,760
Gain on Sale of Subsidiaries	—	(51,973)
Equity in Earnings of Unconsolidated Joint Venture	(7,970)	(7,796)
Distributions from Joint Venture	7,000	9,500
Changes in Operating Assets and Liabilities
Accounts and Notes Receivable	(40,344)	(45,878)
Inventories	18,697	23,091
Accounts Payable and Accrued Liabilities	(2,938)	4,398
Other Assets	(8,704)	(2,030)
Income Taxes Payable (Receivable)	13,854	36,834
Net Cash Provided by Operating Activities	111,121	95,313
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(11,935)	(25,991)
Proceeds from Sale of Businesses	—	93,482
Net Cash Provided by (Used in) Investing Activities	(11,935)	67,491
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Credit Facility	—	(75,000)
Dividends Paid to Stockholders	—	(4,163)
Purchase and Retirement of Common Stock	(61,929)	—
Proceeds from Stock Option Exercises	8,222	—
Payment of Debt Issuance Costs	(1,243)	(1,718)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,214)	(1,130)
Net Cash Used in Financing Activities	(56,164)	(82,011)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	43,022	80,793
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	268,520	118,648
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$311,542	$199,441

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2020	$416	$10,943	$960,065	$(3,581)	$967,843
Net Earnings	—	—	96,206	—	96,206
Stock Compensation Expense	2	4,758	—	—	4,760
Shares Redeemed to Settle Employee Taxes	—	(1,130)	—	—	(1,130)
Sale of Business with Unfunded Pension Liability	—	—	—	254	254
Unfunded Pension Liability, net of tax	—	—	—	25	25
Balance at June 30, 2020	$418	$14,571	$1,056,271	$(3,302)	$1,067,958

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2021	$424	$62,497	$1,299,509	$(3,440)	$1,358,990
Net Earnings	—	—	95,327	—	95,327
Stock Compensation Expense	1	2,455	—	—	2,456
Stock Option Exercises and Restricted Share Issuance	—	8,222	—	—	8,222
Shares Redeemed to Settle Employee Taxes	—	(1,214)	—	—	(1,214)
Purchase and Retirement of Common Stock	(4)	(61,925)	—	—	(61,929)
Dividends to Stockholders	—	—	(10,547)	—	(10,547)
Unfunded Pension Liability, net of tax	—	—	—	27	27
Balance at June 30, 2021	$421	10,035	$1,384,289	$(3,413)	$1,391,332

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three-month period ended June 30, 2021 include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 21, 2021.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes, eliminates certain exceptions within existing income tax guidance, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. We adopted this ASU on April 1, 2021 on a prospective basis. The adoption of this guidance did not have a material effect on our consolidated financial statements.

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Cash Payments
Interest	$2,945	$9,562
Income Taxes	10,010	—
Operating Cash Flows Used for Operating Leases	2,030	3,195

(C) Discontinued Operations and Other Dispositions

Discontinued Operations

On September 18, 2020, we sold our Oil and Gas Proppants business (the Proppants Business) to Smart Sand, Inc., a Delaware corporation (the Purchaser), pursuant to an Equity Purchase and Sale Agreement (the Purchase Agreement) between the Company and the Purchaser. The sale of this business excluded certain assets, namely real property and equipment in south Texas, real property in Illinois, and certain other assets. The purchase price (the Purchase Price) paid by the Purchaser for the acquisition of the Proppants Business was $2.0 million paid in shares of common stock of the Purchaser. Shares representing $0.3 million of the Purchase Price are being held in escrow as a source of recovery for any indemnification claims by the Purchaser. The sale resulted in a gain of approximately $9.2 million.

In connection with the execution of the Purchase Agreement, we also entered into a Loan and Security Agreement, dated September 18, 2020 (the Loan and Security Agreement), by and among the Company, as lender; the Purchaser, as borrower; and other parties thereto. Pursuant to the Loan and Security Agreement, the Company will loan the Purchaser up to $5.0 million for working capital and operating, maintenance, and administrative expenses of the Proppants Business during the one-year period following the closing. The Company has deposited the $5.0 million into an escrow account. Up to 50% of the amounts outstanding under the Loan and Security Agreement may be repaid by the Purchaser in shares of the Purchaser’s common stock. Borrowings under the Loan and Security Agreement will bear interest at a fixed rate of 6.00% per annum during the one-year period following the closing. Any amounts after the one-year period will bear interest at a fixed rate of 8.00% per annum and will mature on September 18, 2024. There were no outstanding borrowings at June 30, 2021. The $5.0 million in the escrow account at June 30, 2021 is classified as Restricted Cash on the Consolidated Balance Sheet.

The sale of the Proppants Business, which was previously disclosed as a reportable segment, was determined to meet the discontinued operations accounting criteria. Certain expenses, which were previously included in the Oil and Gas Proppants operating segment, do not qualify for classification within discontinued operations and have been reclassified from the operating segment to continuing operations. These expenses primarily relate to lease agreements not included in the sale of the Proppants Business.

The following is a summary of operating results included in Earnings (Loss) from Discontinued Operations for the three months ended June 30, 2020.

For the Three Months Ended June 30, 2020
(dollars in thousands)
Revenue	$1,031
Cost of Goods Sold	2,349
Gross Profit	(1,318)
Other Non-Operating Income	182
Loss from Discontinued Operations	(1,136)
Income Tax Benefit	251
Net Loss from Discontinued Operations	$(885)

The significant components of our Consolidated Statements of Cash Flows for discontinued operations for the three months ended June 30, 2020 are as follows:

For the Three Months Ended June 30, 2020
(dollars in thousands)
Depreciation and Amortization	$121
Net Change in Inventory	—
Capital Expenditures	—

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

Revenue and Operating Earnings from Western and Mathews, collectively, were approximately $1.7 million and $0.1 million, respectively, for the three months ended June 30, 2020.

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

(E) ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable have been shown net of the allowance for doubtful accounts of $7.0 million and $8.1 million at June 30, 2021 and March 31, 2021, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had Notes Receivable totaling approximately $8.5 million at June 30, 2021, none of which was classified as current. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at 3.1%. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2025. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by assessing the timeliness of payments, credit history, credit metrics, and our ongoing interactions with each borrower.

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

	June 30,	March 31,
	2021	2021
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$79,200	$92,696
Finished Cement	31,815	34,362
Aggregates	3,211	2,933
Gypsum Wallboard	4,354	4,177
Paperboard	4,321	5,031
Repair Parts and Supplies	85,020	86,750
Fuel and Coal	9,131	9,800
	$217,052	$235,749

(G) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	June 30,	March 31,
	2021	2021
	(dollars in thousands)
Payroll and Incentive Compensation	$23,023	$32,336
Benefits	15,268	14,979
Interest	6,632	3,089
Property Taxes	8,145	6,683
Power and Fuel	2,089	2,350
Freight	2,280	1,575
Legal and Professional	7,274	9,511
Sales and Use Tax	1,816	1,265
Other	8,420	7,052
	$74,947	$78,840

(H) LEASES

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

Lease expense for our operating and short-term leases is as follows:

	For the Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Operating Lease Cost	$1,514	$1,796
Short-Term Lease Cost	502	750
Total Lease Cost	$2,016	$2,546

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	June 30,	March 31,
	2021	2021
	(dollars in thousands)
Operating Leases
Operating Lease Right-of-Use Assets	$24,776	$25,811

Current Operating Lease Liabilities	$6,127	$6,343
Noncurrent Operating Lease Liabilities	32,763	34,444
Total Operating Lease Liabilities	$38,890	$40,787

Future payments for operating leases are as follows (dollars in thousands):

Fiscal Year	Amount
2022 (remaining nine months)	$5,539
2023	6,948
2024	5,949
2025	5,589
2026	4,118
Thereafter	20,365
Total Lease Payments	$48,508
Less: Imputed Interest	(9,618)
Present Value of Lease Liabilities	$38,890

Weighted-Average Remaining Lease Term (in years)	10.5
Weighted-Average Discount Rate	3.79%

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

Long-Term Compensation Plans

OPTIONS

In May 2021, the Compensation Committee of the Board of Directors approved the granting to certain officers and key employees an aggregate of 4,293 performance-vesting stock options that will be earned only if certain performance conditions are satisfied (the Fiscal 2022 Employee Performance Stock Option Grant). The performance criteria for the Fiscal 2022 Employee Performance Stock Option Grant is based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2022. All stock options will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all granted stock options will be forfeited. Following any such reduction, restrictions on the earned stock options will lapse and the earned options will vest ratably over four years, with the initial fourth vesting promptly following the determination date, and the remaining options vesting on March 31, 2023 through 2025. The stock options have a term of ten years from the date of grant. The Compensation Committee also approved the granting of 3,578 time-vesting stock options to the same officers and key employees, which vest ratably over four years (the Fiscal 2022 Employee Time-Vesting Stock Option Grant).

The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2022 are as follows:

2022
Dividend Yield	0.8%
Expected Volatility	38.4%
Risk-Free Interest Rate	1.1%
Expected Life	6.0 years

Stock option expense for all outstanding stock option awards totaled approximately $0.7 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively. At June 30, 2021, there was approximately $6.3 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

The following table represents stock option activity for the three months ended June 30, 2021:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at March 31, 2021	708,501	$83.85
Granted	7,871	$139.25
Exercised	(95,859)	$85.77
Cancelled	(15,390)	$76.63
Outstanding Options at June 30, 2021	605,123
Options Exercisable at June 30, 2021	346,580
Weighted-Average Fair Value of Options Granted During the Year	$48.92

The following table summarizes information about stock options outstanding at June 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$33.69 - $37.34	12,373	0.96	$34.52	12,373	$34.52
$59.32 - $81.56	218,382	7.56	$64.92	88,160	$70.97
$87.34 - $93.03	200,296	6.63	$90.84	116,623	$90.31
$99.37 - $139.25	174,072	6.22	$105.17	129,424	$103.21
	605,123	6.73	$84.45	346,580	$88.22

At June 30, 2021, the aggregate intrinsic value for both of the outstanding and exercisable options was approximately $34.9 million and $18.7 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2021 was approximately $5.6 million.

RESTRICTED STOCK

In May 2021, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 52,577 shares of performance-vesting restricted stock that will be earned if certain performance conditions are satisfied (the Fiscal 2022 Employee Restricted Stock Performance Award). The performance criteria for the Fiscal 2022 Employee Restricted Stock Performance Award is based upon the achievement of certain levels of return on equity (as defined in the award agreement), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2022. All restricted shares will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all awards will be forfeited. Following any such reduction, restrictions on the earned shares will lapse ratably over four years, with the initial fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2023 through 2025. The Compensation Committee also approved the granting of 43,816 shares of time-vesting restricted stock to the same officers and key employees, which vest ratably over four years (the Fiscal 2022 Employee Restricted Stock Time-Vesting Award). The Fiscal 2022 Employee Restricted Stock Performance Award and the Fiscal 2022 Employee Restricted Stock Time-Vesting Award were valued at the closing price of the stock on the date of grant and are being expensed over a four-year period.

The fair value of restricted stock is based on the stock price at the date of grant. The following table summarizes the activity for nonvested restricted shares during the three months ended June 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested Restricted Stock at March 31, 2021	267,090	$62.56
Granted	96,393	$139.25
Vested	(20,685)	$60.21
Forfeited	(5,218)	$75.10
Nonvested Restricted Stock at June 30, 2021	337,580

Expense related to restricted shares was approximately $1.8 million and $3.0 million for the three months ended June 30, 2021 and 2020 respectively. At June 30, 2021, there was approximately $23.8 million of unearned compensation from restricted stock, which will be recognized over a weighted-average period of 2.9 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,396,823 at June 30, 2021.

(J) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended June 30,
	2021	2020
Weighted-Average Shares of Common Stock Outstanding	42,028,619	41,410,794
Effect of Dilutive Shares
Assumed Exercise of Outstanding Dilutive Options	652,877	130,687
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(425,147)	(61,690)
Restricted Stock Units	181,017	83,477
Weighted-Average Common Stock and Dilutive Securities Outstanding	42,437,366	41,563,268
Shares Excluded Due to Anti-Dilution Effects	3,578	1,065,648

(K) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several defined benefit pension plans and defined contribution plans, which together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees were historically based on years of service and the employee’s qualifying compensation over the last few years of employment. Over the last several years, these plans have been frozen to new participants and new benefits, with the last plan becoming frozen during fiscal 2020. Our pension plans are all fully funded, with plan assets exceeding the benefit obligation at March 31, 2021. Due to the frozen status, and the current funding, of the plans, our expected pension expense for fiscal 2022 is less than $0.1 million for the fiscal year.

(L) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2021 was approximately 22%, which was lower than the tax rate of 25% for the three months ended June 30, 2020. The effective tax rate was higher than the US Statutory rate of 21% mainly due to state income taxes, partially offset by a benefit recognized related to percentage depletion.

(M) LONG-TERM DEBT

Long-term Debt at June 30, 2021 was as follows:

	June 30,	March 31,
	2021	2021
	(dollars in thousands)
Revolving Credit Facility	$—	$—
4.500% Senior Unsecured Notes Due 2026	350,000	350,000
Term Loan	665,000	665,000
Total Debt	1,015,000	1,015,000
Less: Debt Origination Costs	(5,965)	(6,384)
Long-term Debt	$1,009,035	$1,008,616

SUMMARY OF LONG-TERM DEBT AT JUNE 30, 2021

Credit Facility

At June 30, 2021, we had a $750.0 million revolving credit facility (the Revolving Credit Facility), that included a $40.0 million letter of credit facility. There were no borrowings outstanding under the Revolving Credit Facility at June 30, 2021, although there were $4.3 million of outstanding letters of credit. All fees and expenses owed under the Revolving Credit Facility were paid on July 1, 2021 and the facility was terminated (as more fully summarized below).

Term Loan

We had a term loan credit agreement (the Term Loan Facility) establishing a $665.0 million term loan facility which we used to pay a portion of the purchase price for the Kosmos Acquisition and fees and expenses incurred in connection with the Kosmos Acquisition in March 2020. The Term Loan Facility was repaid on July 1, 2021 and terminated.

4.500% Senior Unsecured Notes Due 2026

On August 2, 2016, the Company issued $350.0 million aggregate principal amount of 4.500% senior notes (4.500% Senior Unsecured Notes) due August 2026. These notes were redeemed in full on July 19, 2021 (the next succeeding business day following the redemption date). The redemption price included all of the outstanding principal and accrued interest through the redemption date of July 17, 2021, as well as an early termination premium of approximately $8.4 million.

SUMMARY OF LONG-TERM DEBT SUBSEQUENT TO JUNE 30, 2021

New Revolving Credit Facility

On July 1, 2021, we terminated the Revolving Credit Facility and entered into an unsecured $750.0 million revolving credit facility (the New Revolving Credit Facility), which terminates on July 1, 2026. The New Revolving Credit Facility also provides the Company the option to increase the borrowing capacity by up to $375.0 million (for a total of $1,125 million in available borrowings), provided that the existing lenders, or new lenders, agree to such increase. The New Revolving Credit Facility includes a $40.0 million letter of credit facility and a swingline loan sub-facility of $25.0 million.

The New Revolving Credit Facility contains customary covenants for an unsecured investment-grade facility, including covenants that restrict the Company’s and/or its subsidiaries’ (as applicable) ability to incur additional debt; encumber assets; merge with or transfer or sell assets to other persons; and enter into certain affiliate transactions. The New Revolving Credit Facility also requires the Company to maintain at the end of each fiscal quarter a Leverage Ratio of 3.50:1.00 or less and an Interest Coverage Ratio (both ratios, as defined in the New Revolving Credit Facility) equal to or greater than 2.50 to 1.00 (collectively, the Financial Covenants).

At the Company’s option, principal amounts outstanding under the New Revolving Credit Facility bear interest at a variable rate equal to either (i) the Adjusted LIBO Rate (as defined in the New Revolving Credit Facility) plus an agreed spread (ranging from 100 to 162.5 basis points, which is established based on the Company's credit rating; or (ii) an Alternate Base Rate (as defined in the New Revolving Credit Facility), which is the highest of (a) the Prime Rate (as defined in the New Revolving Credit Facility) in effect on any applicable day, (b) the NYFRB Rate (as defined in the New Revolving Credit Facility) in effect on any applicable day, plus ½ of 1%, and (c) the Adjusted LIBO Rate for a one-month interest period on any applicable day (or if such day is not a Business Day (as defined in the New Revolving Credit Facility), the immediately preceding Business Day), plus 1.0%, in each case plus an agreed upon spread (ranging from 0 to 62.5 basis points) which is established quarterly based on the Company's credit rating. The Company is also required to pay a facility fee on unused available borrowings under the New Revolving Credit Facility ranging from 9 to 22.5 basis points which is established based on the Company's then credit rating.

The Company pays each lender a participation fee with respect to such lender’s participations in letters of credit, which fee accrues at the same Applicable Rate (as defined in the New Revolving Credit Facility) used to determine the interest rate applicable to Eurodollar Revolving Loans (as defined in the New Revolving Credit Facility) plus a fronting fee for each letter of credit issued by the issuing bank in an amount equal to 12.5 basis points per annum on the daily maximum amount then available to be drawn under such letter of credit.  The Company also pays each issuing bank such bank’s standard fees with respect to issuance, amendment or extensions of letters of credit and other processing fees, and other standard costs and charges relating to such issuing bank’s letters of credit from time to time.

Assuming the Financial Covenants had been in effect on June 30, 2021, we would have been in compliance on such date, and, to the extent the Financial Covenants were tested on July 1, 2021, we would have also been in compliance on such date when we entered into the New Revolving Credit Facility. There were no borrowings outstanding under the New Revolving Credit Facility as of July 1, 2021, although we borrowed approximately $100.0 million under the New Revolving Credit Facility on July 19, 2021 to redeem a portion of the 4.500% Senior Unsecured Notes (See discussion of 4.500% Senior Unsecured Notes 2026 above, and 2.500% Senior Unsecured Notes 2031 below for further discussion). In addition to the borrowings, the $4.3 million outstanding letters of credit under the Revolving Credit Facility were transferred to the New Revolving Credit Facility on July 1, 2021. After the repayment of the 4.500% Senior Unsecured Notes, we had $645.7 million of available borrowings under the New Revolving Credit Facility, net of the outstanding letters of credit, all of which is available for future borrowings.

2.500% Senior Unsecured Notes Due 2031

On July 1, 2021, we issued $750.0 million aggregate principal amount of 2.500% senior notes due July 2031 (the 2.500% Senior Unsecured Notes). The 2.500% Senior Unsecured Notes are senior unsecured obligations of the Company and are not guaranteed by any of our subsidiaries. The 2.500% Senior Unsecured Notes were issued net of original issue discount of $6.3 million and have an effective interest rate of approximately 2.6%. The original issue discount is being amortized by the effective interest method over the ten-year term of the notes. The 2.500% Senior Unsecured Notes are redeemable prior to April 1, 2031 at a redemption price equal to 100% of the aggregate principal amount of the 2.500% Senior Unsecured Notes being redeemed, plus the present value of remaining scheduled payments of principal and interest from the applicable redemption date to April 1, 2031, discounted to the redemption date on a semi-annual basis at the Treasury rate plus 20 basis points. The 2.500% Senior Unsecured Notes are redeemable on or after April 1, 2031 at a redemption price equal to 100% of the aggregate principal amount of the 2.500% Senior Unsecured Notes being redeemed, plus accrued and unpaid interest to, but excluding, the applicable redemption date. If we experience certain change of control triggering events, we would be required to offer to repurchase the 2.500% Senior Unsecured Notes at a purchase price equal to 101% of the aggregate principal amount of the 2.500% Senior Unsecured Notes being repurchased, plus accrued and unpaid interest to, but excluding, the applicable redemption date. The indenture governing the 2.500% Senior Unsecured Notes contains certain covenants that limit our ability to create or permit to exist certain liens;

enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets, and provides for certain events of default that, if any occurred, would permit or require the principal of and accrued interest on the 2.500% Senior Unsecured Notes to become or be declared due and payable.

In connection with the issuance of the 2.500% Senior Unsecured notes, on July 1, 2021 we repaid all outstanding amounts under and terminated the Term Loan Facility.  Additionally, on July 19, 2021, we redeemed and paid in full all outstanding amounts due under the 4.500% Senior Unsecured Notes, using proceeds from the 2.500% Senior Unsecured Notes, the New Revolving Credit Facility and cash on hand. In connection with the termination and repayment of the Term Loan Facility and the redemption of the 4.500% Senior Unsecured Notes, we will expense approximately $6.0 million of related debt issuance costs in July 2021.

Summary of Long-Term Debt at July 19, 2021

Subsequent to the issuance of the 2.500% Senior Unsecured Notes, the repayment of the Term Loan, and the redemption of the 4.500% Senior Unsecured Notes, our Long-term Debt consists of the following:

As of July 19,
2021
(dollars in thousands)
Revolving Credit Facility	$100,000
2.500% Senior Unsecured Notes Due 2031	750,000
Total Debt	850,000
Less: Unamortized Discounts and Debt Issuance Costs	(11,904)
Long-term Debt	$838,096

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

	For the Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Revenue
Cement	$270,255	$261,411
Concrete and Aggregates	44,754	44,190
Gypsum Wallboard	166,267	130,150
Paperboard	43,267	36,744
	524,543	472,495
Less: Intersegment Revenue	(26,082)	(20,206)
Less: Joint Venture Revenue	(22,691)	(25,300)
	$475,770	$426,989

	For the Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Intersegment Revenue
Cement	$7,833	$6,031
Concrete and Aggregates	—	106
Paperboard	18,249	14,069
	$26,082	$20,206
Cement Sales Volume (M tons)
Wholly Owned	1,852	1,866
Joint Venture	184	219
	2,036	2,085

	For the Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Operating Earnings
Cement	$62,547	$60,455
Concrete and Aggregates	5,344	5,418
Gypsum Wallboard	63,253	41,325
Paperboard	3,337	2,895
Sub-Total	134,481	110,093
Corporate General and Administrative Expense	(9,468)	(17,789)
Gain on Sale of Businesses	—	51,973
Other Non-Operating Income (Loss)	3,678	(309)
Earnings Before Interest and Income Taxes	128,691	143,968
Interest Expense, net	(6,972)	(14,041)
Earnings Before Income Taxes	$121,719	$129,927
Cement Operating Earnings
Wholly Owned	$54,577	$52,659
Joint Ventures	7,970	7,796
	$62,547	$60,455
Capital Expenditures
Cement	$7,967	$10,348
Concrete and Aggregates	546	1,261
Gypsum Wallboard	1,694	6,512
Paperboard	1,117	7,870
Corporate and Other	611	—
	$11,935	$25,991
Depreciation, Depletion, and Amortization
Cement	$19,531	$19,243
Concrete and Aggregates	2,578	2,721
Gypsum Wallboard	5,396	5,200
Paperboard	3,668	3,352
Corporate and Other	771	1,300
	$31,944	$31,816

Discontinued Operations
Depreciation, Depletion, and Amortization	$—	$121

	June 30,	March 31,
	2021	2021
	(dollars in thousands)
Identifiable Assets
Cement	$1,902,811	$1,898,930
Concrete and Aggregates	91,306	88,410
Gypsum Wallboard	365,084	366,352
Paperboard	185,287	186,156
Corporate and Other	346,342	298,833
	$2,890,830	$2,838,681

Segment operating earnings, including the proportionately consolidated 50% interest in the revenue and expenses of the Joint Venture, represent Revenue, less direct operating expenses, segment Depreciation, and segment Selling, General, and Administrative expenses. We account for intersegment sales at market prices. Corporate assets consist primarily of cash and cash equivalents, general office assets, and miscellaneous other assets.

The basis used to disclose Identifiable Assets; Capital Expenditures; and Depreciation, Depletion, and Amortization conforms with the equity method, and is similar to how we disclose these accounts in our Unaudited Consolidated Balance Sheets and Unaudited Consolidated Statements of Earnings.

The segment breakdown of Goodwill is as follows:

	June 30,	March 31,
	2021	2021
	(dollars in thousands)
Cement	$203,342	$203,342
Concrete and Aggregates	1,639	1,639
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$329,137	$329,137

Summarized financial information for the Joint Venture that is not consolidated is set out below. This summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts:

	For the Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Revenue	$45,382	$50,600
Gross Margin	$16,833	$16,765
Earnings Before Income Taxes	$16,189	$15,727

	June 30,	March 31,
	2021	2021
	(dollars in thousands)
Current Assets	$67,254	$66,871
Non-Current Assets	$107,390	$107,617
Current Liabilities	$15,043	$16,390

(O) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Interest Income	$(25)	$—
Interest Expense	6,126	13,019
Other Expenses	871	1,022
Interest Expense, net	$6,972	$14,041

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs.

(P) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At June 30, 2021, we had contingent liabilities under these outstanding letters of credit of approximately $4.3 million.

In the ordinary course of business, we execute contracts involving indemnifications that are both standard in the industry and specific to a transaction such as the sale of a business. These indemnifications may include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; construction contracts and financial matters. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, management believes these indemnifications will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. We currently have no outstanding guarantees.

We are currently contingently liable for performance under $25.6 million in performance bonds required by certain states and municipalities and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

(Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Unsecured Notes at June 30, 2021 is as follows:

Fair Value
(dollars in thousands)
4.500% Senior Unsecured Notes Due 2026	$358,866

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of Cash and Cash Equivalents, Accounts Receivable, Notes Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at June 30, 2021, due to the short-term maturities of these assets and liabilities. The fair value of our Term Loan also approximates its carrying value at June 30, 2021.

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

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the three months ended June 30, 2021 and 2020, respectively, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard.

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

On September 18, 2020, we sold our Oil and Gas Proppants business, which had previously been reported as a separate operating segment. Because the sale of the Oil and Gas Proppants business was determined to meet the accounting criteria for discontinued operations, this segment is no longer separately reported in our reportable segment footnote for any of the periods presented. See Footnote (C) in the Unaudited Consolidated Financial Statements for more information about the sale of the Oil and Gas Proppants business.

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

MARKET CONDITIONS AND OUTLOOK

We remain well positioned to manage our cost structure and meet our customers’ requirements during the remainder of fiscal 2022. In the first quarter of fiscal 2022, residential construction activity remained robust, and infrastructure spending continued at high levels. We expect demand for our Wallboard and Cement businesses to remain strong throughout fiscal 2022. Additionally, if the proposed federal infrastructure program is passed, investment in roads, bridges, and other infrastructure will increase further throughout the country.

Cement and Concrete and Aggregates markets are affected by infrastructure spending, residential construction, industrial construction activity, and weather. The Portland Cement Association estimates that in calendar 2021 cement consumption will increase approximately 2% over 2020. Despite underlying market demand, our organic Cement sales volume growth is expected to be limited in fiscal 2022 because our integrated cement sales network, which stretches across the U.S. heartland, is operating at high utilization levels.

Our primary Gypsum Wallboard sales network stretches across the southern half of the United States, consistent with our facility network. Wallboard demand is heavily influenced by new residential housing construction, as well as repair and remodeling activity. Residential housing starts increased, on a seasonally adjusted basis, approximately 29% in during the first six-months of calendar 2021, compared with 2020, and are expected to remain strong throughout the remainder of the calendar year. Repair and remodel activity proved resilient in 2020 and is expected to continue to gain strength in calendar 2021.

Our Recycled Paperboard business sells paper primarily into the gypsum wallboard market, and demand for paper generally follows the demand for gypsum wallboard. The primary raw material used to produce paperboard is Old Carboard Containers (OCC). Prices for OCC increased during the fiscal first quarter of 2022, and we anticipate that they could increase again in the fiscal second quarter before leveling off for the remainder of the fiscal year. Although current gypsum liner customer contracts include price escalators that partially offset and compensate for changes in raw material fiber prices, these increases likely will adversely affect the cost of paper used to manufacture gypsum wallboard by our Gypsum Wallboard segment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2021 Compared WITH THREE MONTHS ENDED June 30, 2020

	For the Three Months Ended June 30,
	2021	2020	Change
	(in thousands, except per share)
Revenue	$475,770	$426,989	11%
Cost of Goods Sold	(349,259)	(324,692)	8%
Gross Profit	126,511	102,297	24%
Equity in Earnings of Unconsolidated Joint Venture	7,970	7,796	2%
Corporate General and Administrative	(9,468)	(17,789)	(47)%
Gain on Sale of Businesses	—	51,973	(100)%
Other Non-Operating Income (Loss)	3,678	(309)	(1290)%
Interest Expense, net	(6,972)	(14,041)	(50)%
Earnings from Continuing Operations Before Income Taxes	121,719	129,927	(6)%
Income Tax Expense	(26,392)	(32,836)	(20)%
Net Earnings from Continuing Operations	$95,327	$97,091	(2)%
Net Loss from Discontinued Operations	—	(885)	(100)%
Net Earnings	$95,327	$96,206	(1)%
Diluted Earnings per Share from Continuing Operations	$2.25	$2.33	(3)%

REVENUE

Revenue increased by $48.8 million, or 11%, to $475.8 million for the three months ended June 30, 2021. The increase in Revenue was due to higher gross sales prices and Sales Volume, which positively affected Revenue by approximately $40.1 million and $8.7 million, respectively.

COST OF GOODS SOLD

Cost of Goods Sold increased by $24.6 million, or 8%, to $349.3 million for the three months ended June 30, 2021. The increase was due to the higher Sales Volume and increased operating costs of $5.8 million and $18.8 million, respectively. The increase in operating costs was primarily related to our Cement and Gypsum Wallboard segments, which are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit increased 24% to $126.5 million during the three months ended June 30, 2021. The was primarily due to higher gross sales prices and Sales Volume, partially offset by increased operating costs. The gross margin increased to 27% from 24%, primarily because of higher gross sales prices, partially offset by an increase in operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture increased $0.2 million, or 2%, for the three months ended June 30, 2021. The increase was primarily due to higher net sales prices, which raised earnings by approximately $1.4 million. This was partially offset by lower Sales Volume, which adversely affected earnings by approximately $1.2 million.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses declined by approximately $8.3 million, or 47%, for the three months ended June 30, 2021. The decrease was primarily due to lower professional and transaction fees incurred in fiscal 2021 of approximately $4.6 million and $2.9 million, respectively. The professional fees related primarily to our strategic portfolio review in the prior year, and the transaction fees mostly related to the sale of Mathews Readymix and Western Aggregates, and the preparation for the sale of the Oil and Gas Proppants business.

GAIN ON SALE OF BUSINESSES

On April 17, 2020 we sold Western and Mathews for approximately $93.5 million. See Footnote (C) to the Unaudited Consolidated Financial Statements for more information regarding the sale.

OTHER NON-OPERATING INCOME (LOSS)

Other Non-Operating Income (Loss) consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items. The increase in Other Non-Operating Income (Loss) was primarily due to the sale of land that resulted in a gain of approximately $1.7 million.

INTEREST EXPENSE, NET

Interest Expense, net decreased by approximately $7.0 million, or 50%, during the three months ended June 30, 2021. The decrease was primarily due to lower interest on borrowings under our Revolving Credit Facility and Term Loan of approximately $4.6 million and $2.3 million, respectively. Interest Expense related to our Revolving Credit Facility was lower because we had no outstanding borrowings under the Revolving Credit Facility during the first quarter of fiscal 2022, compared with average borrowings of approximately $500.0 million during the first quarter of fiscal 2021. Interest Expense on our Term Loan declined due to lower average interest rates.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Earnings Before Income Taxes decreased to $121.7 million during the three months ended June 30, 2021, primarily as a result of the Gain on Sale of Businesses in the prior year. This was partially offset by higher Gross Profit, Equity in Earnings of Unconsolidated Joint Venture, and Other Non-Operating Income, as well as lower Corporate General and Administrative Expenses and Interest Expense, net.

INCOME TAX EXPENSE

Income Tax Expense of $26.4 million was recorded for the three months ended June 30, 2021, compared with $32.6 million for the three months ended June 30, 2020. The effective tax rate decreased to 22% from 25% in the prior-year period.  The decrease in the effective tax rate was primarily due to a discrete penalty related to an uncertain tax position that was recorded during the three months ended June 30, 2020.

NET EARNINGS FROM CONTINUING OPERATIONS AND DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Net Earnings from Continuing Operations decreased 2% to $95.3 million for the three months ended June 30, 2021. Diluted Earnings per Share from Continuing Operations decreased 3% to $2.25 per share.

NET LOSS FROM DISCONTINUED OPERATIONS

Net Loss from Discontinued Operations declined $0.9 million during the three months ended June 30, 2021. The Proppants business was sold in September 2020, and there will be activity related to this business during fiscal 2022.

NET EARNINGS

Net Earnings decreased 1% to $95.3 million for the three months ended June 30, 2021, as discussed above.

THREE MONTHS ENDED JUNE 30, 2021 vs. THREE MONTHS ENDED June 30, 2020 BY SEGMENT

The following presents results within our two business sectors for the three months ended June 30, 2021 and 2020. Revenue and operating results are organized by sector and discussed by individual business segment within each respective business sector.

Heavy Materials

CEMENT (1)

	For the Three Months Ended June 30,
	2021	2020	Percentage Change
	(in thousands, except per ton information)
Gross Revenue, including Intersegment and Joint Venture	$270,255	$261,411	3%
Less Intersegment Revenue	(7,833)	(6,031)	30%
Less Joint Venture Revenue	(22,691)	(25,300)	(10)%
Gross Revenue, as reported	$239,731	$230,080	4%
Freight and Delivery Costs billed to Customers	(19,042)	(16,969)	12%
Net Revenue	$220,689	$213,111	4%

Sales Volume (M Tons)	2,036	2,085	(2)%
Average Net Sales Price, per ton (2)	$116.34	$109.10	7%
Operating Margin, per ton	$30.72	$29.00	6%
Operating Earnings	$62,547	$60,455	3%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Net of freight per ton, including Joint Venture.

Cement Revenue was $270.3 million, a 3% increase, for the three months ended June 30, 2021. The increase was primarily due to higher gross sales prices, which improved Cement Revenue by approximately $12.8 million. This was partially offset by lower Sales Volume, which reduced Revenue by $3.9 million.

Cement Operating Earnings increased by 3% to $62.5 million for the three months ended June 30, 2021. The increase was due to higher gross sales prices, which positively affected Operating Earnings by approximately $12.8 million. This was partially offset by lower Sales Volume and increased operating costs, which negatively affected Operating Earnings by $1.6 million and $9.1 million, respectively. The increase in operating costs was primarily due to higher maintenance, energy and transfer freight costs of approximately $11.0 million, $2.1 million, and $1.6 million, respectively. These increases were partially offset by lower purchased cement costs of $2.2 million and a reduction of $3.7 million of costs at Kosmos Cement related to the recording of acquired inventory at fair value in the first quarter of fiscal 2021. The increase in maintenance expense was due to the shifting of certain maintenance outages in fiscal 2021 to the second and third quarters because of the uncertainty of the impact of the COVID-19 pandemic. During the current fiscal year, we performed maintenance outages during the first quarter for all our plants. The Operating Margin remained consistent at 23%.

CONCRETE AND AGGREGATES

	For the Three Months Ended June 30,
	2021	2020	Percentage Change
	(in thousands, except net sales prices)
Gross Revenue, including intersegment	$44,754	$44,190	1%
Less Intersegment Revenue	—	(106)	(100)%
Gross Revenue, as reported	$44,754	$44,084	2%

Sales Volume -
M Cubic Yards of Concrete	348	348	—
M Tons of Aggregate	361	475	(24)%
Average Net Sales Price -
Concrete - Per Cubic Yard	$118.19	$113.61	4%
Aggregates - Per Ton	$9.93	$9.77	2%

Operating Earnings	$5,344	$5,418	(1)%

Concrete and Aggregates Revenue increased 1% to $44.8 million for the three months ended June 30, 2021. The was primarily due to higher gross sales prices, primarily for Concrete, which increased Revenue by $1.8 million. This was partially offset by lower Sales Volume in Aggregates, which reduced Revenue by $1.1 million.

Operating Earnings declined 1% to approximately $5.3 million. The decrease was a result of lower Sales Volume and higher operating costs of approximately $0.2 million and $1.7 million, respectively. This was partially offset by higher gross sales prices of approximately $1.8 million. The increase in operating costs was primarily due to higher cost of materials and delivery costs of approximately $0.6 million and $1.0 million, respectively.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended June 30,
	2021	2020	Percentage Change
	(in thousands, except per MSF information)
Gross Revenue, as reported	$166,267	$130,150	28%
Freight and Delivery Costs billed to Customers	(31,322)	(27,122)	15%
Net Revenue	$134,945	$103,028	31%

Sales Volume (MMSF)	763	704	8%
Average Net Sales Price, per MSF (1)	$176.79	$146.28	21%
Freight, per MSF	$41.05	$38.53	7%
Operating Margin, per MSF	$82.90	$58.70	41%
Operating Earnings	$63,253	$41,325	53%

(1) Net of freight per MSF.

Gypsum Wallboard Revenue increased 28% to $166.3 million for the three months ended June 30, 2021, The increase was due to higher gross sales prices and Sales Volume, which contributed approximately $25.3 million and $10.8 million, respectively. Our market share remained relatively consistent during the three months ended June 30, 2021.

Operating Earnings increased 53% to $63.3 million, primarily because of higher gross sales prices and Sales Volume. The increase in gross sales prices and Sales Volume positively affected Operating Earnings by approximately $25.3 million and $3.4 million, respectively. This was partially offset by higher operating costs, which adversely affected Operating Earnings by approximately $6.8 million. The higher operating costs were primarily related to freight, energy, and paper costs which reduced Operating Earnings by approximately $1.9 million, $2.1 million, and $1.0 million, respectively. The Operating Margin increased to 38% for the three months ended June 30, 2021, primarily because of higher gross sales prices, partly offset by higher operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended June 30,
	2021	2020	Percentage Change
	(in thousands, except per ton information)
Gross Revenue, including intersegment	$43,267	$36,744	18%
Less Intersegment Revenue	(18,249)	(14,069)	30%
Gross Revenue, as reported	$25,018	$22,675	10%
Freight and Delivery Costs billed to Customers	(1,448)	(1,333)	9%
Net Revenue	$23,570	$21,342	10%

Sales Volume (M Tons)	84	77	9%
Average Net Sales Price, per ton (1)	$498.49	$461.87	8%
Freight, per ton	$17.24	$17.31	—
Operating Margin, per ton	$39.73	$37.60	6%
Operating Earnings	$3,337	$2,895	15%

(1) Net of freight per ton.

Recycled Paperboard Revenue increased 18% to $43.3 million during the three months ended June 30, 2021. The increase was due to higher gross sales prices and Sales Volume, which positively affected Revenue by $3.1 million and $3.5 million, respectively. Higher gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 15% to $3.3 million, primarily because of higher gross sales prices and Sales Volume, which positively affected Operating Earnings by approximately $3.1 million, and $0.3 million, respectively. These increases were partially offset by higher operating costs, which adversely affected Operating Earnings by $2.9 million. The increase in operating costs was primarily related to higher input costs, namely fiber, which lowered Operating Earnings by approximately $2.7 million. The Operating Margin remained consistent at 8% with higher gross sales prices being offset by increased operating costs.

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

LIQUIDITY AND CAPITAL RESOURCES

We believe at this time that we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures, and debt service obligations for at least the next twelve months. We will continue to monitor the potential impact of future COVID-19 outbreaks, or similar disruptions on the economy, and on our operations, as well as any other economic impacts related to changing fiscal policy or economic conditions. Please see the Debt Financing Activities section below for a discussion of our revolving credit facility and the amount of borrowings available to us in the next twelve-month period.

Cash Flow

The following table provides a summary of our cash flows:

	For the Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Net Cash Provided by Operating Activities	$111,121	$95,313
Investing Activities:
Additions to Property, Plant, and Equipment	(11,935)	(25,991)
Proceeds from Sale of Property, Plant, and Equipment	—	93,482
Net Cash Provided by (Used in) Investing Activities	(11,935)	67,491
Financing Activities:
Increase (Decrease) in Credit Facility	—	(75,000)
Dividends Paid to Stockholders	—	(4,160)
Purchase and Retirement of Common Stock	(61,929)	—
Proceeds from Stock Option Exercises	8,222	—
Payment of Debt Issuance Costs	(1,243)	(1,718)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,214)	(1,130)
Net Cash Used in Financing Activities	(56,164)	(82,008)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	$43,022	$80,796

Net Cash Provided by Operating Activities increased by $15.8 million to $111.1 million during the three months ended June 30, 2021. This increase was primarily attributable to higher Net Earnings, adjusted for non-cash charges, of approximately $54.1 million. The improvement was partially offset by lower dividends from our Unconsolidated Joint Venture and cash flows from changes in working capital of $2.5 million and $35.8 million, respectively.

Working capital increased by $50.0 million to $542.3 million at June 30, 2021, because of increased Cash, Accounts Receivable, and Prepaid and Other Assets of approximately $43.0 million, $40.3 million, and $7.9 million, respectively. This was partially offset by increased Accounts Payable and Accrued Expenses and Income Taxes Payable of approximately $8.9 million and $13.8 million, respectively, and decreased Inventory of approximately $18.6 million. The reduction in Inventory was due to higher Revenue and lower production resulting from scheduled outages at our cement plants. The decrease in Accrued Liabilities and increase in Income Taxes Payable were both due primarily to timing.

The increase in Accounts Receivable at June 30, 2021, was primarily related to higher Revenue during the three months ended June 30, 2021, compared with the three months ended March 31, 2021. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 40% at June 30, 2021 and 43% at March 31, 2021. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at June 30, 2021. Notes Receivable are monitored on an individual basis, and no significant deterioration in the collectability of our Notes Receivable was identified at June 30, 2021.

Our Inventory balance at June 30, 2021 declined by approximately $18.6 million from our balance at March 31, 2021. Within Inventory, raw materials and materials-in-progress, finished cement, and repair parts and supplies decreased approximately $13.5 million, $2.6 million, and $1.8 million, respectively. These declines were due primarily to the maintenance outages at all of our cement plants during the quarter. The largest individual balance in our Inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence because our products are basic construction materials.

Net Cash Used in Investing Activities during the three months ended June 30, 2021 was approximately $11.9 million, compared with $67.5 million during the same period in 2020, a decrease of approximately $79.4 million. The decrease was primarily related to the sale of Western and Mathews in the prior year for approximately $93.5 million, partially offset by a reduction of $14.1 million in capital spending. The reduction in capital spending was primarily related to lower capital spending in our Gypsum Wallboard and Recycled Paperboard businesses.

Net Cash Used in Financing Activities was approximately $56.2 million during the three months ended June 30, 2021, compared with $82.0 million in the first quarter of fiscal 2021. During the first quarter of fiscal 2022, we had $61.9 million of share repurchases and retirements, which was partially offset by $8.2 million of cash received from the exercise of stock options, compared with a reduction in net borrowings of $75.0 million and dividends paid of $4.2 million in fiscal 2021.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 42.2% and 33.7%, respectively, at June 30, 2021, compared with 42.8% and 35.6%, respectively, at March 31, 2021.

Debt Financing Activities

Below is a summary of the Company’s debt facilities, subsequent to the issuance of the 2.500% Senior Unsecured Notes, the repayment of the Term Loan, and the redemption of the 4.500% Senior Unsecured Notes in July 2021:

Maturity
Revolving Credit Facility	July 2026
2.500% Senior Unsecured Notes	July 2031

See Footnote (M) to the Unaudited Consolidated Financial Statements for further details on the Company’s debt facilities, including interest rate, and financial and other covenants and restrictions.

The borrowing capacity of our New Revolving Credit Facility is $750.0 million until July 1, 2026. The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At June 30, 2021 we had $4.3 million of outstanding letters of credit. We are contingently liable for performance under $25.6 million in performance bonds relating primarily to our mining operations. We do not have any off-balance sheet debt, or any outstanding debt guarantees.

We did not have any borrowing outstanding under the Revolving Credit Facility at June 30, 2021. However, we borrowed $100.0 million in connection with the repayment of the 4.500% Senior Unsecured Notes on July 19, 2021. After this borrowing, we had $645.7 million of available borrowings under the New Revolving Credit Facility, net of outstanding letters of credit, all of which was available for future borrowings.

Other than the New Revolving Credit Facility, we have no additional source of committed external financing in place. Should the New Revolving Credit Facility be terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if any balance were outstanding on the New Revolving Credit Facility at the time of termination, and an alternative source of financing could not be secured, it would have a material adverse impact on our business.

We believe that our cash flow from operations and available borrowings under our New Revolving Credit Facility, as well as cash on hand, should be sufficient to meet our currently anticipated operating needs, capital expenditures, and dividend and debt service requirements for at least the next 12 months. However, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the construction industry, our ability to maintain compliance with covenants in our New Revolving Credit Facility, the level of competition, and general and economic factors beyond our control, such as COVID-19 or similar pandemics. These and other developments could reduce our cash flow or require that we seek additional sources of funding. We cannot predict what effect these factors will have on our future liquidity.

As market conditions warrant, the Company may from time to time seek to purchase or repay its outstanding debt securities or loans, including the 2.500% Senior Unsecured Notes, and borrowings under the New Revolving Credit Facility, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new debt. The amounts involved in any such purchase transactions, individually or in aggregate, may be material.

We have approximately $38.9 million of lease liabilities at June 30, 2021 that have an average remaining life of approximately 10.5 years.

Dividends

Dividends paid were $4.2 million for the three months ended June 30, 2020. There were no dividends paid during the three months ended June 30, 2021. On May 19, 2021, we announced the reinstatement of our quarterly dividend, and declared a $0.25 per share dividend to shareholders, which was paid in July 2021.

Share Repurchases

During the three months ended June 30, 2021, our share repurchase were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2021	—	$—	—
May 1 through May 31, 2021	110,000	143.77	110,000
June 1 through June 30, 2021	315,500	146.16	315,500
Quarter 1 Totals	425,500	$145.54	425,500	6,880,149

On April 18, 2019, the Board of Directors authorized us to repurchase an additional 10.0 million shares. This authorization brought the cumulative total of Common Stock our Board has approved for repurchase in the open market to 48.4 million shares since we became publicly held in April 1994. Through June 30, 2021, we have repurchased approximately 41.5 million shares.

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

During the three months ended June 30, 2021, the Company withheld from employees 8,005 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is required once the Restricted Shares or Restricted Shares Units are vested.

Capital Expenditures

The following table details capital expenditures by category:

	For the Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Land and Quarries	$586	$4,795
Plants	9,624	17,216
Buildings, Machinery, and Equipment	1,725	3,980
Total Capital Expenditures	$11,935	$25,991

Capital expenditures for fiscal 2021 are expected to range from $90.0 million to $100.0 million and be allocated across both Heavy Materials and Light Materials sectors. These estimated capital expenditures will include maintenance capital expenditures and improvements, as well as other safety and regulatory projects.

FORWARD LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not historical facts or guarantees of future performance but instead represent only the Company’s belief at the time the statements were made regarding future events which are subject to certain risks, uncertainties and other factors, many of which are outside the Company’s control. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company’s actual performance include the following: the cyclical and seasonal nature of the Company’s businesses; public infrastructure expenditures; adverse weather conditions; the fact that our products are commodities and that prices for our products are subject to material fluctuation due to market conditions and other factors beyond our control; availability of raw materials; changes in the costs of energy, including, without limitation, natural gas, coal and oil, and the nature of our obligations to counterparties under energy supply contracts, such as those related to market conditions (such as fluctuations in spot market prices), governmental orders and other matters; changes in the cost and availability of transportation; unexpected operational difficulties, including unexpected maintenance costs, equipment downtime and interruption of production; material nonpayment or non-performance by any of our key customers; fluctuations in or changes in the nature of activity in the oil and gas industry; inability to timely execute announced capacity expansions; difficulties and delays in the development of new business lines; governmental regulation and changes in governmental and public policy (including, without limitation, climate change and other environmental regulation); possible outcomes of pending or future litigation or arbitration proceedings; changes in economic conditions specific to any one or more of the Company’s markets; adverse impact of severe weather conditions (such as winter storms, tornados and hurricanes) on our facilities, operations and contractual arrangements with third parties; competition; cyber-attacks or data security breaches; announced increases in capacity in the gypsum wallboard and cement industries; changes in the demand for residential housing construction or commercial construction or construction projects undertaken by state or local governments; risks related to pursuit of acquisitions, joint ventures and other transactions or the execution or implementation of such transactions, including the integration of operations acquired by the Company; general economic conditions; and interest rates. For example, increases in interest rates, decreases in demand for construction materials or increases in the cost of energy (including, without limitation, natural gas, coal and oil) could affect the revenue and operating earnings of our operations. In addition, changes in national or regional economic conditions and levels of infrastructure and construction spending could also adversely affect the Company’s result of operations. Finally, any forward-looking statements made by the Company are subject to the risks and impacts associated with natural disasters, pandemics or other unforeseen events, including, without limitation, the COVID-19 pandemic and responses thereto designed to contain its spread and mitigate its public health effects, as well as their impact on economic conditions, capital and financial markets. These and other factors are described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021. All forward-looking statements made herein are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed herein will increase with the passage of time. The Company undertakes no duty to update any forward-looking statement to reflect future events or changes in the Company’s expectations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility and Term Loan. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $750.0 million Revolving Credit Facility and an outstanding Term Loan at June 30, 2021, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $665.0 million of borrowings under the Term Loan at June 30, 2021 would increase interest expense by approximately $6.7 million on an annual basis. The same hypothetical 100 basis point increase in interest rates on the $100.0 million of borrowings under the New Revolving Credit Facility made subsequent to June 30, 2021 would increase interest expense by approximately $1.0 million on an annual basis. At present, we do not utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas, and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing our use of alternative fuels.

Item 4. Controls and Procedures

We have established a system of disclosure controls and procedures that are designed to ensure that information relating to the Company, which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this quarterly report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.

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

For additional information regarding claims and other contingent liabilities to which we may be subject, see Footnote (P) in the Unaudited Consolidated Financial Statements.

Item 1A. Risk Factors

For information regarding factors that could impact our results of operations, financial condition, and liquidity, see Part 1. Item 1A. Risk Factors in our Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission on May 21, 2021.

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

Item 6. Exhibits

1.1

Underwriting Agreement, dated as of June 17, 2021, by and among Eagle Materials Inc., J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC as representatives of the several underwriters identified on Schedule 1 thereto (filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (the Commission) on June 21, 2021 and incorporated herein by reference).

10.1

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2022 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (the Commission) on May 21, 2021 and incorporated herein by reference). (1)

10.2

Eagle Materials Inc. Special Situation Program for Fiscal Year 2022 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 21, 2021 and incorporated herein by reference). (1)

10.3*	Form of Management Restricted Stock Agreement (Performance). (1)
10.4*	Form of Management Restricted Stock Agreement (Time Vest). (1)
10.5*	Eagle Materials Inc. American Gypsum Company LLC Salaried Incentive Compensation Program for Fiscal Year 2022. (1)
31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – (formatted as Inline XBRL and Contained in Exhibit 101).

*	Filed herewith.
(1)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

July 28, 2021	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

July 28, 2021	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

July 28, 2021	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)