Form 10-Q
period 2021-09-30
EAGLE MATERIALS INC
filed 2021-10-28
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of October 26, 2021, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	40,673,931

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands, except share and per share data)
Revenue	$509,694	$447,684	$985,464	$874,673
Cost of Goods Sold	354,353	324,835	703,612	649,527
Gross Profit	155,341	122,849	281,852	225,146
Equity in Earnings of Unconsolidated Joint Venture	8,260	10,577	16,230	18,373
Corporate General and Administrative Expense	(10,667)	(11,109)	(20,135)	(28,898)
Premium Paid on Early Retirement of Senior Notes	(8,407)	—	(8,407)	—
Gain on Sale of Businesses	—	—	—	51,973
Other Non-Operating Income (Loss)	(944)	(90)	2,734	(399)
Interest Expense, net	(12,268)	(12,556)	(19,240)	(26,597)
Earnings from Continuing Operations before Income Taxes	131,315	109,671	253,034	239,598
Income Taxes	(29,190)	(19,800)	(55,582)	(52,636)
Earnings from Continuing Operations	102,125	89,871	197,452	186,962
Earnings from Discontinued Operations, net of Income Taxes	—	6,163	—	5,278
Net Earnings	$102,125	$96,034	$197,452	$192,240

BASIC EARNINGS PER SHARE
Continuing Operations	$2.48	$2.17	$4.74	$4.51
Discontinued Operations	—	0.15	—	0.13
Net Earnings	$2.48	$2.32	$4.74	$4.64
DILUTED EARNINGS PER SHARE
Continuing Operations	$2.46	$2.16	$4.70	$4.49
Discontinued Operations	—	0.15	—	0.13
Net Earnings	$2.46	$2.31	$4.70	$4.62
AVERAGE SHARES OUTSTANDING
Basic	41,222,161	41,450,013	41,623,187	41,430,511
Diluted	41,594,733	41,649,319	42,013,847	41,606,401
CASH DIVIDENDS PER SHARE	$0.25	$—	$0.25	$0.10

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net Earnings	$102,125	$96,034	$197,452	$192,240
Net Actuarial Change in Defined Benefit Plans
Amortization of Net Actuarial Loss	36	34	72	67
Tax Expense	(9)	(8)	(18)	(16)
Comprehensive Earnings	$102,152	$96,060	$197,506	$192,291

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	March 31,
	2021	2021
	(dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$45,214	$263,520
Restricted Cash	—	5,000
Accounts and Notes Receivable, net	196,664	147,133
Inventories	203,745	235,749
Income Tax Receivable	17,954	2,838
Prepaid and Other Assets	8,534	7,449
Total Current Assets	472,111	661,689
Property, Plant, and Equipment, net	1,629,133	1,659,100
Notes Receivable	8,485	8,419
Investment in Joint Venture	77,628	75,399
Operating Lease Right-of-Use Assets	25,127	25,811
Goodwill and Intangible Assets, net	390,107	392,315
Other Assets	17,237	15,948
	$2,619,828	$2,838,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$101,293	$84,171
Accrued Liabilities	80,324	78,840
Operating Lease Liabilities	7,028	6,343
Total Current Liabilities	188,645	169,354
Long-term Debt	812,632	1,008,616
Noncurrent Operating Lease Liabilities	31,683	34,444
Other Long-term Liabilities	45,278	41,291
Deferred Income Taxes	234,281	225,986
Total Liabilities	1,312,519	1,479,691
Stockholders’ Equity
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 40,913,931 and 42,370,878 Shares, respectively	409	424
Capital in Excess of Par Value	—	62,497
Accumulated Other Comprehensive Losses	(3,386)	(3,440)
Retained Earnings	1,310,286	1,299,509
Total Stockholders’ Equity	1,307,309	1,358,990
	$2,619,828	$2,838,681

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended September 30,
	2021	2020
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$197,452	$192,240
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity
Depreciation, Depletion and Amortization	64,284	64,199
Write-off of Debt Issuance Costs	6,101	—
Deferred Income Tax Provision	8,295	41,779
Stock Compensation Expense	6,376	8,275
Gain on Sale of Subsidiaries	—	(61,203)
Equity in Earnings of Unconsolidated Joint Venture	(16,230)	(18,373)
Distributions from Joint Venture	14,000	18,000
Changes in Operating Assets and Liabilities
Accounts and Notes Receivable	(49,597)	(27,746)
Inventories	32,004	38,645
Accounts Payable and Accrued Liabilities	16,776	5,998
Other Assets	(2,883)	(3,179)
Income Taxes Payable (Receivable)	(15,116)	99,742
Net Cash Provided by Operating Activities	261,462	358,377
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(26,777)	(40,676)
Proceeds from Sale of Businesses	—	91,022
Net Cash Provided by (Used in) Investing Activities	(26,777)	50,346
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	75,000	(315,000)
Proceeds from 2.500% Senior Unsecured Notes	743,692	—
Repayment of 4.500% Senior Unsecured Notes	(350,000)	—
Repayment of Term Loan	(665,000)	—
Dividends Paid to Stockholders	(10,547)	(4,163)
Purchase and Retirement of Common Stock	(247,845)	—
Proceeds from Stock Option Exercises	14,460	498
Premium Paid on Early Retirement of Senior Notes	(8,407)	—
Payment of Debt Issuance Costs	(7,985)	(1,718)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,359)	(1,130)
Net Cash Used in Financing Activities	(457,991)	(321,513)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(223,306)	87,210
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	268,520	118,648
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$45,214	$205,858

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2020	$416	$10,943	$960,065	$(3,581)	$967,843
Net Earnings	—	—	96,206	—	96,206
Stock Compensation Expense	2	4,758	—	—	4,760
Shares Redeemed to Settle Employee Taxes	—	(1,130)	—	—	(1,130)
Sale of Business with Unfunded Pension Liability	—	—	—	254	254
Unfunded Pension Liability, net of tax	—	—	—	25	25
Balance at June 30, 2020	$418	$14,571	$1,056,271	$(3,302)	$1,067,958
Net Earnings	—	—	96,034	—	96,034
Stock Compensation Expense	—	3,515	—	—	3,515
Stock Option Exercise	—	498	—	—	498
Unfunded Pension Liability, net of tax	—	—	—	26	26
Balance at September 30, 2020	$418	$18,584	$1,152,305	$(3,276)	$1,168,031

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2021	$424	$62,497	$1,299,509	$(3,440)	$1,358,990
Net Earnings	—	—	95,327	—	95,327
Stock Compensation Expense	1	2,455	—	—	2,456
Stock Option Exercises and Restricted Share Issuances	—	8,222	—	—	8,222
Shares Redeemed to Settle Employee Taxes	—	(1,214)	—	—	(1,214)
Purchase and Retirement of Common Stock	(4)	(61,925)	—	—	(61,929)
Dividends to Shareholders	—	—	(10,547)	—	(10,547)
Unfunded Pension Liability, net of tax	—	—	—	27	27
Balance at June 30, 2021	$421	$10,035	$1,384,289	$(3,413)	$1,391,332
Net Earnings	—	—	102,125	—	102,125
Stock Compensation Expense	—	3,920	—	—	3,920
Stock Option Exercises and Restricted Share Issuances	—	6,238	—	—	6,238
Shares Redeemed to Settle Employee Taxes	—	(145)	—	—	(145)
Purchase and Retirement of Common Stock	(12)	(20,048)	(165,856)	—	(185,916)
Dividends to Shareholders	—	—	(10,272)	—	(10,272)
Unfunded Pension Liability, net of tax	—	—	—	27	27
Balance at September 30, 2021	$409	$—	$1,310,286	$(3,386)	$1,307,309

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three- and six-month periods ended September 30, 2021 include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 21, 2021.

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

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Six Months Ended September 30,
	2021	2020
	(dollars in thousands)
Cash Payments:
Interest	$10,634	$24,897
Income Taxes	54,581	23,200
Operating Cash Flows used for Operating Leases	3,987	6,127

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

In connection with the execution of the Purchase Agreement, we also entered into a Loan and Security Agreement, dated September 18, 2020 (the Loan and Security Agreement), by and among the Company, as lender; the Purchaser, as borrower; and other parties thereto. Pursuant to the Loan and Security Agreement, the Company would loan the Purchaser up to $5.0 million for working capital and operating, maintenance, and administrative expenses of the Proppants Business during the one-year period following the closing. At closing, the Company deposited the $5.0 million into an escrow account. There were no borrowings made under the Loan and Security Agreement, which expired on September 18, 2021. Upon expiration, the $5.0 million held in escrow was returned to the Company.

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

The following is a summary of operating results included in Earnings (Loss) from Discontinued Operations for the three and six months ended September 30, 2020.

	For the Three Months Ended September 30,	For the Six Months Ended September 30,
	2020	2020
	(dollars in thousands)
Revenue	$14	$1,045
Cost of Goods Sold	1,065	3,415
Gross Profit	(1,051)	(2,370)
Other Non-Operating Income	44	226
Gain on Sale of Discontinued Operations	9,230	9,230
Earnings (Loss) from Discontinued Operations	8,223	7,086
Income Tax (Expense) Benefit	(2,060)	(1,808)
Net Earnings (Loss) from Discontinued Operations	$6,163	$5,278

The significant components of our Consolidated Statements of Cash Flows for discontinued operations for the six months ended September 30, 2020 are as follows:

For the Six Months Ended September 30, 2020
(dollars in thousands)
Depreciation and Amortization	$221
Gain on Sale	(9,230)
Net Change in Inventory	—
Capital Expenditures	—

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

Revenue and Operating Earnings from Western and Mathews, collectively, were approximately $1.7 million and $0.1 million, respectively, for the six months ended September 30, 2020.

(D) REVENUE

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard and recycled paperboard. The vast majority of Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard are originated by purchase orders from our customers, who are primarily third-party contractors and suppliers. Revenue from our Recycled Paperboard segment is generated primarily through long-term supply agreements that mature between 2023 and 2025. We invoice customers upon shipment, and our collection terms range from 30-75 days. Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard not related to long-term supply agreements is recognized upon shipment of the related products to customers, which is when title and ownership are transferred, and the customer is obligated to pay.

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

(E) ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable have been shown net of the allowance for doubtful accounts of $7.0 million and $8.1 million at September 30, 2021 and March 31, 2021, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had Notes Receivable totaling approximately $8.5 million at September 30, 2021, none of which was classified as current. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at 3.1%. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2025. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by assessing the timeliness of payments, credit history, credit metrics, and our ongoing interactions with each borrower.

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

	September 30,	March 31,
	2021	2021
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$69,143	$92,696
Finished Cement	25,628	34,362
Aggregates	2,996	2,933
Gypsum Wallboard	5,136	4,177
Paperboard	4,468	5,031
Repair Parts and Supplies	87,385	86,750
Fuel and Coal	8,989	9,800
	$203,745	$235,749

(G) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	September 30,	March 31,
	2021	2021
	(dollars in thousands)
Payroll and Incentive Compensation	$26,571	$32,336
Benefits	18,321	14,979
Interest	4,688	3,089
Property Taxes	10,539	6,683
Power and Fuel	2,720	2,350
Freight	1,950	1,575
Legal and Professional	5,520	9,511
Sales and Use Tax	1,642	1,265
Other	8,373	7,052
	$80,324	$78,840

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

Lease expense for our operating and short-term leases is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Operating Lease Cost	$1,566	$1,767	$3,080	$3,563
Short-term Lease Cost	309	857	811	1,607
Total Lease Cost	$1,875	$2,624	$3,891	$5,170

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	September 30,	March 31,
	2021	2021
	(dollars in thousands)
Operating Leases:
Operating Lease Right-of-Use Assets	$25,127	$25,811

Current Operating Lease Liabilities	$7,028	$6,343
Noncurrent Operating Lease Liabilities	31,683	34,444
Total Operating Lease Liabilities	$38,711	$40,787

Future payments for operating leases are as follows (dollars in thousands):

Fiscal Year	Amount
2022 (remaining six months)	$4,103
2023	7,829
2024	5,949
2025	5,589
2026	4,118
Thereafter	20,377
Total Lease Payments	$47,965
Less: Imputed Interest	(9,254)
Present Value of Lease Liabilities	$38,711

Weighted-Average Remaining Lease Term (in years)	10.2
Weighted-Average Discount Rate	3.79%

(I) Share-BASED EMPLOYEE COMPENSATION

On August 7, 2013, our stockholders approved the Eagle Materials Inc. Amended and Restated Incentive Plan (the Plan), which increased the shares we are authorized to issue as awards by 3,000,000 (1,500,000 of which may be stock awards). Under the terms of the Plan, we can issue equity awards, including stock options, restricted stock units (RSUs), restricted stock, and stock appreciation rights, to employees of the Company and members of the Board of Directors. The Compensation Committee of our Board of Directors specifies the terms for grants of equity awards under the Plan.

Long-Term Compensation Plans

OPTIONS

In May 2021, the Compensation Committee of the Board of Directors approved the granting to certain officers and key employees an aggregate of 4,293 performance-vesting stock options that will be earned only if certain performance conditions are satisfied (the Fiscal 2022 Employee Performance Stock Option Grant). The performance criteria for the Fiscal 2022 Employee Performance Stock Option Grant are based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2022. All stock options will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all granted stock options will be forfeited. Following any such reduction, restrictions on the earned stock options will lapse and the earned options will vest ratably over four years, with the initial fourth vesting promptly following the determination date, and the remaining options vesting on March 31, 2023 through 2025. The stock options have a term of ten years from the grant date. The Compensation Committee also approved the granting of 3,578 time-vesting stock options to the same officers and key employees, which vest ratably over four years (the Fiscal 2022 Employee Time-Vesting Stock Option Grant).

In August 2021, we granted 3,445 options to members of the Board of Directors (the Fiscal 2022 Board of Directors Stock Option Grant). Options granted under the Fiscal 2022 Board of Directors Stock Option Grant vest immediately and can be exercised from the date of the grant until their expiration on the tenth anniversary of the date of the grant.

The Fiscal 2022 Employee Performance Stock Option Grant, the Fiscal 2022 Employee Time-Vesting Stock Option Grant, and the Fiscal 2022 Board of Directors Stock Option Grant were valued at their grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2022 are as follows:

Fiscal 2022
Dividend Yield	0.8%
Expected Volatility	38.4%
Risk Free Interest Rate	1.0%
Expected Life	6.0 years

Stock option expense for all outstanding stock option awards totaled approximately $1.0 million and $1.7 million for the three and six months ended September 30, 2021 and 2020, respectively, and $1.1 million and $2.8 million for the three and six months ended September 30, 2020, respectively. At September 30, 2021, there was approximately $5.4 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

The following table represents stock option activity for the six months ended September 30, 2021:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at March 31, 2021	708,501	$83.85
Granted	11,316	$140.42
Exercised	(172,057)	$85.01
Cancelled	(15,390)	$76.63
Outstanding Options at September 30, 2021	532,370	$84.89
Options Exercisable at September 30, 2021	273,827
Weighted-Average Fair Value of Options Granted During the Year	$49.18

The following table summarizes information about stock options outstanding at September 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$33.69 - $37.34	12,373	0.71	$34.52	12,373	$34.52
$59.32 - $81.56	191,982	7.42	$64.48	61,760	$72.20
$87.34 - $93.03	164,458	7.07	$91.36	80,785	$91.14
$99.37 - $139.25	163,557	6.52	$106.16	118,909	$104.40
	532,370	6.88	$84.89	273,827	$90.07

At September 30, 2021, the aggregate intrinsic value for both of the outstanding and exercisable options was approximately $24.7 million and $11.3 million, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2021 was approximately $10.7 million.

RESTRICTED STOCK

In May 2021, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 52,577 shares of performance-vesting restricted stock that will be earned if certain performance conditions are satisfied (the Fiscal 2022 Employee Restricted Stock Performance Award). The performance criteria for the Fiscal 2022 Employee Restricted Stock Performance Award are based upon the achievement of certain levels of return on equity (as defined in the award agreement), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2022. All restricted shares will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all awards will be forfeited. Following any such reduction, restrictions on the earned shares will lapse ratably over four years, with the initial fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2023 through 2025. The Compensation Committee also approved the granting of 43,816 shares of time-vesting restricted stock to the same officers and key employees, which vest ratably over four years (the Fiscal 2022 Employee Restricted Stock Time-Vesting Award). The Fiscal 2022 Employee Restricted Stock Performance Award and the Fiscal 2022 Employee Restricted Stock Time-Vesting Award were valued at the closing price of the stock on the grant date and are being expensed over a four-year period.

In August 2021, we granted 15,720 shares of restricted stock to members of the Board of Directors (the Fiscal 2022 Board of Directors Restricted Stock Award). Restrictions on these shares will lapse six months after the grant date. The Fiscal 2022 Board of Directors Restricted Stock Award was valued at the closing price of the stock on the grant date and is being expensed over a six-month period.

The fair value of restricted stock is based on the stock price on the grant date. The following table summarizes the activity for nonvested restricted shares during the six months ended September 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested Restricted Stock March 31, 2021	267,090	$62.56
Granted	112,113	$139.79
Vested	(23,685)	$56.43
Forfeited	(5,218)	$75.10
Nonvested Restricted Stock at September 30, 2021	350,300	$84.71

Expense related to restricted shares was approximately $2.9 million and $4.7 million for the three and six months ended September 30, 2021, respectively, and $2.4 million and $5.4 million for the three and six months ended September 30, 2020, respectively. At September 30, 2021, there was approximately $23.8 million of unearned compensation from restricted stock, which will be recognized over a weighted-average period of 2.5 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,378,618 at September 30, 2021.

(J) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Weighted-Average Shares of Common Stock Outstanding	41,222,161	41,450,013	41,623,187	41,430,511
Effect of Dilutive Shares
Assumed Exercise of Outstanding Dilutive Options	560,876	414,338	606,876	272,513
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(365,887)	(320,410)	(395,516)	(191,050)
Restricted Stock Units	177,583	105,378	179,300	94,427
Weighted-Average Common Stock and Dilutive Securities Outstanding	41,594,733	41,649,319	42,013,847	41,606,401
Shares Excluded Due to Anti-dilution Effects	3,578	795,382	2,684	929,990

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

(L) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the six months ended September 30, 2021 was approximately 22%, which was consistent with the effective tax rate of 22% for the six months ended September 30, 2020. The effective tax rate was higher than the U.S. Statutory rate of 21% mainly due to state income taxes, partially offset by a benefit recognized related to percentage depletion.

(M) LONG-TERM DEBT

Long-term Debt at September 30, 2021 was as follows:

	September 30,	March 31,
	2021	2021
	(dollars in thousands)
Revolving Credit Facility	$75,000	$—
2.500% Senior Unsecured Notes Due 2031	750,000	—
4.500% Senior Unsecured Notes Due 2026	—	350,000
Term Loan	—	665,000
Total Debt	825,000	1,015,000
Less: Unamortized Discounts and Debt Issuance Costs	(12,368)	(6,384)
Long-term Debt	$812,632	$1,008,616

Revolving Credit Facility

On July 1, 2021, we terminated our previous revolving credit facility and entered into an unsecured $750.0 million revolving credit facility (the Revolving Credit Facility), which terminates on July 1, 2026. The Revolving Credit Facility also provides the Company the option to increase the borrowing capacity by up to $375.0 million (for a total borrowing capacity of $1,125 million), provided that the existing lenders, or new lenders, agree to such increase. The Revolving Credit Facility includes a $40.0 million letter of credit facility and a swingline loan sub-facility of $25.0 million.

The Revolving Credit Facility contains customary covenants for an unsecured investment-grade facility, including covenants that restrict the Company’s and/or its subsidiaries’ ability to incur additional debt; encumber assets; merge with or transfer or sell assets to other persons; and enter into certain affiliate transactions. The Revolving Credit Facility also requires the Company to maintain at the end of each fiscal quarter a Leverage Ratio of 3.50:1.00 or less and an Interest Coverage Ratio (both ratios, as defined in the Revolving Credit Facility) equal to or greater than 2.50 to 1.00 (collectively, the Financial Covenants).

At the Company’s option, principal amounts outstanding under the Revolving Credit Facility bear interest at a variable rate equal to either (i) the Adjusted LIBO Rate (as defined in the Revolving Credit Facility) plus an agreed spread (ranging from 100 to 162.5 basis points, which is established based on the Company's credit rating); or (ii) an Alternate Base Rate (as defined in the Revolving Credit Facility), which is the highest of (a) the Prime Rate (as defined in the Revolving Credit Facility) in effect on any applicable day, (b) the NYFRB Rate (as defined in the Revolving Credit Facility) in effect on any applicable day, plus ½ of 1%, and (c) the Adjusted LIBO Rate for a one-month interest period on any applicable day, or if such day is not a business day, the immediately preceding business day, plus 1.0%, in each case plus an agreed upon spread (ranging from 0 to 62.5 basis points) which is established quarterly based on the Company's credit rating. The Company is also required to pay a facility fee on unused available borrowings under the Revolving Credit Facility ranging from 9 to 22.5 basis points which is established based on the Company's then credit rating.

The Company pays each lender a participation fee with respect to such lender’s participations in letters of credit, which fee accrues at the same Applicable Rate (as defined in the Revolving Credit Facility) used to determine the interest rate applicable to Eurodollar Revolving Loans (as defined in the Revolving Credit Facility) plus a fronting fee for each letter of credit issued by the issuing bank in an amount equal to 12.5 basis points per annum on the daily maximum amount then available to be drawn under such letter of credit. The Company also pays each issuing bank such bank’s standard fees with respect to issuance, amendment or extensions of letters of credit and other processing fees, and other standard costs and charges relating to such issuing bank’s letters of credit from time to time.

There was $75.0 million of outstanding borrowings under the Revolving Credit Facility, plus $5.0 million outstanding letters of credit as of September 30, 2021, leaving us with $670.0 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We were in compliance with all Financial Covenants on September 30, 2021; therefore, all $670.0 million is available for future borrowings.

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

Retirement of Debt

In connection with the issuance of the 2.500% Senior Unsecured Notes on July 1, 2021, we repaid all outstanding amounts under and terminated our $665.0 million term loan credit agreement (the Term Loan Facility). The Term Loan Facility was used to pay a portion of the purchase price for the Kosmos Acquisition and fees and expenses incurred in connection with the Kosmos Acquisition in March 2020. Additionally, on July 19, 2021, (the first business day following the redemption date), we redeemed and paid in full all outstanding amounts due under the $350.0 million aggregate principal amount of 4.500% senior notes (4.500% Senior Unsecured Notes) due August 2026, using proceeds from the 2.500% Senior Unsecured Notes, the Revolving Credit Facility and cash on hand. The 4.500% Senior Unsecured Notes redemption price included all of the outstanding principal and accrued interest through the redemption date of July 17, 2021, as well as an early termination premium of approximately $8.4 million. In connection with the termination and repayment of the Term Loan Facility and the redemption of the 4.500% Senior Unsecured Notes, we expensed approximately $6.1 million of related debt issuance costs in July 2021.

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

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Revenue
Cement	$288,324	$278,062	$558,579	$539,473
Concrete and Aggregates	52,750	46,300	97,504	90,490
Gypsum Wallboard	172,985	131,210	339,252	261,360
Paperboard	47,798	46,071	91,065	82,815
	561,857	501,643	1,086,400	974,138
Less: Intersegment Revenue	(25,237)	(26,766)	(51,319)	(46,972)
Less: Joint Venture Revenue	(26,926)	(27,193)	(49,617)	(52,493)
	$509,694	$447,684	$985,464	$874,673

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Intersegment Revenue
Cement	$5,223	$6,267	$13,056	$12,298
Concrete and Aggregates	—	—	—	106
Paperboard	20,014	20,499	38,263	34,568
	$25,237	$26,766	$51,319	$46,972
Cement Sales Volume (M tons)
Wholly Owned	1,983	1,947	3,835	3,813
Joint Venture	215	233	399	452
	2,198	2,180	4,234	4,265

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Operating Earnings
Cement	$88,750	$79,913	$151,297	$140,368
Concrete and Aggregates	7,539	5,255	12,883	10,673
Gypsum Wallboard	66,331	37,606	129,584	78,931
Paperboard	981	10,652	4,318	13,547
Sub-Total	163,601	133,426	298,082	243,519
Corporate General and Administrative Expense	(10,667)	(11,109)	(20,135)	(28,898)
Early Retirement of Senior Notes	(8,407)	—	(8,407)	—
Gain on Sale of Businesses	—	—	—	51,973
Other Non-Operating Income (Loss)	(944)	(90)	2,734	(399)
Earnings Before Interest and Income Taxes	143,583	122,227	272,274	266,195
Interest Expense, net	(12,268)	(12,556)	(19,240)	(26,597)
Earnings from Continuing Operations Before Income Taxes	$131,315	$109,671	$253,034	$239,598
Cement Operating Earnings -
Wholly Owned	$80,490	$69,336	$135,067	$121,995
Joint Venture	8,260	10,577	16,230	18,373
	$88,750	$79,913	$151,297	$140,368
Capital Expenditures
Cement	$6,976	$7,909	$14,943	$18,257
Concrete and Aggregates	527	41	1,073	1,302
Gypsum Wallboard	6,345	4,070	8,039	10,582
Paperboard	375	2,665	1,492	10,535
Corporate and Other	619	—	1,230	—
	$14,842	$14,685	$26,777	$40,676
Depreciation, Depletion, and Amortization
Cement	$20,019	$19,258	$39,550	$38,501
Concrete and Aggregates	2,470	2,698	5,048	5,419
Gypsum Wallboard	5,484	5,661	10,880	10,861
Paperboard	3,663	3,344	7,331	6,696
Corporate and Other	704	1,201	1,475	2,501
	$32,340	$32,162	$64,284	$63,978

Discontinued Operations
Capital Expenditures	$—	$—	$—	$—
Depreciation, Depletion, and Amortization	$—	$100	$—	$221

	September 30,	March 31,
	2021	2021
	(dollars in thousands)
Identifiable Assets
Cement	$1,889,037	$1,898,930
Concrete and Aggregates	93,550	88,410
Gypsum Wallboard	366,276	366,352
Paperboard	185,641	186,156
Other, net	85,324	298,833
	$2,619,828	$2,838,681

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

Summarized financial information for the Joint Venture that is not consolidated is set out below. This summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Revenue	$53,852	$54,387	$99,234	$104,987
Gross Margin	$17,776	$23,004	$34,609	$39,769
Earnings Before Income Taxes	$16,519	$21,154	$32,459	$36,745

	September 30,	March 31,
	2021	2021
	(dollars in thousands)
Current Assets	$68,028	$66,871
Noncurrent Assets	$110,571	$107,617
Current Liabilities	$17,586	$16,390

(O) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Interest Income	$(13)	$(40)	$(38)	$(40)
Interest Expense	5,425	11,672	11,551	24,692
Other Expenses	6,856	924	7,727	1,945
Interest Expense, net	$12,268	$12,556	$19,240	$26,597

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs. Other Expenses for the three and six months ended September 30, 2021 also include approximately $6.1 million for the write-off of debt issuance costs related to the Term Loan and 4.500% Senior Unsecured Notes, which were repaid and redeemed in July 2021.

(P) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At September 30, 2021, we had contingent liabilities under these outstanding letters of credit of approximately $5.0 million.

In the ordinary course of business, we execute contracts involving indemnifications that are both standard in the industry and specific to a transaction, such as the sale of a business. These indemnifications may include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; construction contracts and financial matters. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, management believes these indemnifications will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. We currently have no outstanding guarantees.

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

(Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our 2.500% Senior Unsecured Notes at September 30, 2021 is as follows:

Fair Value
(dollars in thousands)
2.500% Senior Unsecured Notes Due 2031	$744,768

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of Cash and Cash Equivalents, Accounts Receivable, Notes Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at September 30, 2021, due to the short-term maturities of these assets and liabilities. The fair value of our Revolving Credit Facility also approximates the carrying value at September 30, 2021.

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

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the three and six months ended September 30, 2021 and 2020, respectively, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard.

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

MARKET CONDITIONS AND OUTLOOK

In the first half of fiscal 2022, strong underlying market conditions continued to support construction activity in our markets. While supply chain disruptions are having an impact on our customers in the near term, we believe demand for our products is still strong. Additionally, if the proposed federal infrastructure program is passed, investment in roads, bridges, and other infrastructure will increase further throughout the country.

Energy and freight costs increased in all of our businesses during the fiscal second quarter, and we anticipate further increases throughout the remainder of fiscal 2022. We have forward purchase contracts for approximately 50% of our natural gas needs for the remainder of the fiscal year. Several factors are contributing to higher freight costs: limited availability of trucking and rail service, and congestion on the shipping routes, all of which have constrained capacity.

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

Our primary Gypsum Wallboard sales network stretches across the southern half of the United States, consistent with our facility network. Wallboard demand is heavily influenced by new residential housing construction, as well as repair and remodeling activity. Residential housing starts increased, on a seasonally adjusted basis, approximately 7% in during the first nine months of calendar 2021, compared with 2020. Repair and remodel activity is expected to remain consistent throughout the rest of the year, but may be negatively affected by further delays in the supply chain.

Our Recycled Paperboard business sells paper primarily into the gypsum wallboard market, and demand for paper generally follows the demand for gypsum wallboard. The primary raw material used to produce paperboard is Old Carboard Containers (OCC). Prices for OCC significantly increased during the first six months of fiscal 2022. Although current customer contracts for gypsum liner include price escalators that partially offset and compensate for changes in raw material fiber prices, these increases will not be realized until future quarters, which will likely result in higher material costs in our Gypsum Wallboard segment in the period that these price increases are realized.

RESULTS OF OPERATIONS

THREE MONTHS ENDED september 30, 2021 Compared WITH THREE MONTHS ENDED september 30, 2020

	For the Three Months Ended September 30,
	2021	2020	Change
	(dollars in thousands, except per share)
Revenue	$509,694	$447,684	14%
Cost of Goods Sold	(354,353)	(324,835)	9%
Gross Profit	155,341	122,849	26%
Equity in Earnings of Unconsolidated Joint Venture	8,260	10,577	(22)%
Corporate General and Administrative	(10,667)	(11,109)	(4)%
Premium Paid on Early Retirement of Senior Notes	(8,407)	—	—
Other Non-Operating Income (Loss)	(944)	(90)	949%
Interest Expense, net	(12,268)	(12,556)	(2)%
Earnings from Continuing Operations Before Income Taxes	131,315	109,671	20%
Income Tax Expense	(29,190)	(19,800)	47%
Net Earnings from Continuing Operations	102,125	89,871	14%
Net Earnings from Discontinued Operations	$—	$6,163	-100%
Net Earnings	$102,125	$96,034	6%
Diluted Earnings per Share from Continuing Operations	$2.46	$2.16	14%

REVENUE

Revenue increased by $62.0 million, or 14%, to $509.7 million for the three months ended September 30, 2021. The increase in Revenue was due to higher gross sales prices and Sales Volume, which positively affected Revenue by approximately $49.2 million and $12.8 million, respectively.

COST OF GOODS SOLD

Cost of Goods Sold increased by $29.6 million, or 9%, to $354.4 million for the three months ended September 30, 2021. The increase was due to higher Sales Volume and increased operating costs of $10.0 million and $19.6 million, respectively. The increase in operating costs was primarily related to our Gypsum Wallboard and Recycled Paperboard segments, which are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit increased 26% to $155.3 million during the three months ended September 30, 2021. The improvement was primarily due to higher gross sales prices and Sales Volume, partially offset by increased operating costs. The gross margin increased to 30% from 27%, mainly because of higher gross sales prices, partially offset by an increase in operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased $2.3 million, or 22%, for the three months ended September 30, 2021. The decrease was primarily due to lower Sales Volume and increased operating costs, which adversely affected earnings by approximately $0.8 million and $3.3 million, respectively. This was partially offset by higher gross sales prices of $1.8 million.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses declined by approximately $0.4 million, or 4%, for the three months ended September 30, 2021. The decrease was primarily due to lower professional fees incurred in fiscal 2021 of approximately $2.4 million. The prior year fees related primarily to the sale of Mathews Readymix and Western Aggregates, as well as the preparation for the sale of the Oil and Gas Proppants business. The lower fees were partially offset by higher salary and incentive compensation of $1.1 million and insurance expense of $0.5 million.

PREMIUM PAID ON EARLY RETIREMENT OF SENIOR NOTES

In July 2021, the Company redeemed and retired its 4.500% Senior Unsecured Notes due in 2026 prior to the maturity date. As a result of the early retirement, the Company paid a premium of $8.4 million. See Footnote (M) to the Unaudited Consolidated Financial Statements for more information.

OTHER NON-OPERATING INCOME (LOSS)

Other Non-Operating Income (Loss) consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net decreased by approximately $0.3 million, or 2%, during the three months ended September 30, 2021. The decrease was primarily due to lower interest on borrowings under our Revolving Credit Facility and Term Loan of approximately $2.6 million and $5.1 million, respectively. Interest Expense related to our Revolving Credit Facility was lower because our average outstanding borrowings under the Revolving Credit Facility were less in the fiscal 2022 quarter at approximately $75.0 million, compared with average borrowings of approximately $350.0 million during the second quarter of fiscal 2021. Interest Expense on our Term Loan declined because we repaid the loan on July 1, 2021. The lower interest amounts were partially offset by higher interest expense on our public notes and loan amortization expense, which increased by $1.4 million and $5.9 million, respectively. Interest on our public notes was higher because our public notes outstanding increased to $750.0 million from $350.0 million, while loan amortization expense increased as a result of our $6.1 million write-off of debt issuance costs related to our 4.500% Unsecured Senior Notes Due in 2026 and our Term Loan in July 2021. See Footnote (M) to the Unaudited Consolidated Financial Statements for more information.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Earnings Before Income Taxes increased to $131.3 million during the three months ended September 30, 2021, primarily as a result of higher Gross Profit and lower Corporate General and Administrative expenses and Interest Expense. This was partially offset by higher Premium Paid on Early Retirement of Senior Notes and lower Equity in Earnings of Unconsolidated Joint Venture.

INCOME TAX EXPENSE

Income Tax Expense was $29.2 million for the three months ended September 30, 2021, compared with $19.8 million for the three months ended September 30, 2020. The effective tax rate increased to 22% from 18% in the prior-year period. The increase in the effective tax rate for the three months ended September 30, 2021 was primarily due to the reversal of an uncertain tax position that was recorded during the three months ended September 30, 2020.

NET EARNINGS FROM CONTINUING OPERATIONS AND DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Net Earnings from Continuing Operations increased 14% to $102.1 million for the three months ended September 30, 2021. Diluted Earnings per Share from Continuing Operations increased 14% to $2.46 per share.

NET EARNINGS FROM DISCONTINUED OPERATIONS

Net Earnings from Discontinued Operations declined $6.2 million during the three months ended September 30, 2021. The Oil and Gas Proppants business was sold in September 2020, and there was no activity related to this business during fiscal 2022.

NET EARNINGS

Net Earnings increased 6% to $102.1 million for the three months ended September 30, 2021, as discussed above.

RESULTS OF OPERATIONS

six MONTHS ENDED september 30, 2021 Compared WITH six MONTHS ENDED september 30, 2020

	For the Six Months Ended September 30,
	2021	2020	Change
	(dollars in thousands, except per share)
Revenue	$985,464	$874,673	13%
Cost of Goods Sold	(703,612)	(649,527)	8%
Gross Profit	281,852	225,146	25%
Equity in Earnings of Unconsolidated Joint Venture	16,230	18,373	(12)%
Corporate General and Administrative	(20,135)	(28,898)	(30)%
Premium Paid on Early Retirement of Senior Notes	(8,407)	—	—
Gain on Sale of Businesses	—	51,973	(100)%
Other Non-Operating Income (Loss)	2,734	(399)	(785)%
Interest Expense, net	(19,240)	(26,597)	(28)%
Earnings from Continuing Operations Before Income Taxes	253,034	239,598	6%
Income Tax Expense	(55,582)	(52,636)	6%
Net Earnings from Continuing Operations	197,452	186,962	6%
Net Earnings from Discontinued Operations	$—	$5,278	-100%
Net Earnings	$197,452	$192,240	3%
Diluted Earnings per Share from Continuing Operations	$4.70	$4.49	5%

REVENUE

Revenue increased by $110.8 million, or 13%, to $985.5 million for the six months ended September 30, 2021. The increase in Revenue was due to higher gross sales prices and Sales Volume, which positively affected Revenue by approximately $89.1 million and $21.7 million, respectively.

COST OF GOODS SOLD

Cost of Goods Sold increased by $54.1 million, or 8%, to $703.6 million for the six months ended September 30, 2021. The increase was due to higher Sales Volume and increased operating costs of $16.1 million and $38.0 million, respectively. The increase in operating costs was primarily related to our Cement and Gypsum Wallboard segments, which are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit increased 25% to $281.9 million during the six months ended September 30, 2021. The improvement was mainly due to higher gross sales prices and Sales Volume, partially offset by increased operating costs. The gross margin increased to 29% from 26%, primarily because of higher gross sales prices, partially offset by an increase in operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased $2.2 million, or 12%, for the six months ended September 30, 2021. The decrease was primarily due to lower Sales Volume and higher operating costs, which reduced earnings by $2.2 million and $3.3 million, respectively. This was partially offset by higher net sales prices, which raised earnings by approximately $3.3 million. The increase in operating costs was due primarily to maintenance and energy, which reduced earnings by approximately $1.7 million and $0.5 million, respectively.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses declined by approximately $8.8 million, or 30%, for the six months ended September 30, 2021. The decrease was primarily due to lower professional and transaction fees incurred in fiscal 2021 of approximately $4.6 million and $4.8 million, respectively. The professional fees related primarily to our strategic portfolio review in the prior year, and the transaction fees mostly related to the prior year sale of Mathews Readymix and Western Aggregates, as well as preparation for the sale of the Oil and Gas Proppants business. The decrease was partially offset by an increase of $0.9 million in insurance expense.

EARLY RETIREMENT OF SENIOR NOTES

In July 2021, the Company redeemed and retired its 4.500% Senior Unsecured Notes due in 2026 prior to the maturity date. As a result of the early retirement, the Company paid a premium of $8.4 million. See Footnote (M) to the Unaudited Consolidated Financial Statements for more information.

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

INTEREST EXPENSE, NET

Interest Expense, net decreased by approximately $7.4 million, or 28%, during the six months ended September 30, 2021. The decrease was primarily due to lower interest on borrowings under our Revolving Credit Facility and Term Loan of approximately $7.1 million and $7.4 million, respectively. Interest Expense related to our Revolving Credit Facility was lower because our average outstanding borrowings under the Revolving Credit Facility were significantly less in the first half of fiscal 2022 at approximately $75.0 million, compared with average borrowings of approximately $400.0 million during fiscal 2021. Interest Expense on our Term Loan declined due to lower average interest rates and because we repaid the loan on July 1, 2021. The lower interest amounts were partially offset by higher interest expense on our public notes and loan amortization expense, which increased by $1.4 million and $5.7 million, respectively. Interest on our public notes was higher because our public notes outstanding increased to $750.0 million from $350.0 million in July 2021. Loan amortization expense increased as a result of our $6.1 million write-off of debt issuance costs related to our 4.500% Unsecured Senior Notes Due in 2026 and our Term Loan in July 2021. See Footnote (M) to the Unaudited Consolidated Financial Statements for more information.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Earnings Before Income Taxes increased to $253.0 million during the six months ended September 30, 2021, primarily as a result of higher Gross Profit and Other Non-Operating Income (Loss), as well as lower Corporate General and Administrative expenses and Interest Expense than the prior-year period. This was partially offset by lower Gross Equity in Earnings of Unconsolidated Joint Venture and Gain on Sale of Business.

INCOME TAX EXPENSE

Income Tax Expense was $55.6 million for the six months ended September 30, 2021, compared with $52.6 million for the six months ended September 30, 2020. The effective tax rate remained consistent at 22% for both periods.

NET EARNINGS FROM CONTINUING OPERATIONS AND DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Net Earnings from Continuing Operations increased 6% to $197.5 million for the six months ended September 30, 2021. Diluted Earnings per Share from Continuing Operations increased 5% to $4.70 per share.

NET EARNINGS FROM DISCONTINUED OPERATIONS

Net Earnings from Discontinued Operations declined $5.3 million during the six months ended September 30, 2021. The Oil and Gas Proppants business was sold in September 2020, and there was no activity related to this business during fiscal 2022.

NET EARNINGS

Net Earnings increased 3% to $197.5 million for the six months ended September 30, 2021, as discussed above.

Three and six MONTHS ENDED september 30, 2021 vs. three and six MONTHS ENDED september 30, 2020 BY SEGMENT

The following presents results within our two business sectors for the three and six months ended September 30, 2021 and 2020. Revenue and operating results are organized by sector and discussed by individual business segment within each respective business sector.

Heavy Materials

CEMENT (1)

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Gross Revenue, including Intersegment and Joint Venture	$288,324	$278,062	4%	$558,579	$539,473	4%
Less Intersegment Revenue	(5,223)	(6,267)	(17)%	(13,056)	(12,298)	6%
Less Joint Venture Revenue	(26,926)	(27,193)	(1)%	(49,617)	(52,493)	(5)%
Gross Revenue, as reported	$256,175	$244,602	5%	$495,906	$474,682	4%
Freight and Delivery Costs billed to Customers	(19,610)	(18,850)	4%	(38,652)	(35,819)	8%
Net Revenue	$236,565	$225,752	5%	$457,254	$438,863	4%

Sales Volume (M Tons)	2,198	2,180	1%	4,234	4,265	(1)%
Average Net Sales Price, per ton (2)	$117.78	$111.59	6%	$117.09	$110.38	6%
Operating Margin, per ton	$40.38	$36.66	10%	$35.73	$32.91	9%
Operating Earnings	$88,750	$79,913	11%	$151,297	$140,368	8%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Net of freight per ton, including Joint Venture.

Three months ended September 30, 2021

Cement Revenue was $288.3 million, a 4% increase, for the three months ended September 30, 2021. The increase was primarily due to higher gross sales prices and Sales Volume, which improved Cement Revenue by approximately $8.9 million and $1.3 million, respectively.

Cement Operating Earnings increased by 11% to $88.8 million for the three months ended September 30, 2021. The increase was due to higher gross sales prices and Sales Volume, which positively affected Operating Earnings by approximately $8.9 million and $0.5 million, respectively. This was partially offset by increased operating costs, which negatively affected Operating Earnings by $0.5 million. The increase in operating costs was primarily due to higher energy and purchased raw materials costs of approximately $3.2 million and $1.8 million, respectively. These increases were partially offset by lower maintenance costs of $4.3 million. The decrease in maintenance expense was due to the shifting of certain maintenance outages in fiscal 2021 to the second and third quarters because of the uncertainty of the impact of the COVID-19 pandemic. During the current fiscal year, we performed maintenance outages during the first quarter for all our plants. The Operating Margin increased to 31%, primarily due to higher gross sales prices, partially offset by increased operating costs.

Six months ended September 30, 2021

Cement Revenue was $558.6 million, a 4% increase, for the six months ended September 30, 2021. The increase was primarily due to higher gross sales prices, which improved Cement Revenue by approximately $21.8 million. This was partially offset by lower Sales Volume, which reduced Revenue by $2.7 million.

Cement Operating Earnings increased by 8% to $151.3 million for the six months ended September 30, 2021. The improvement was due to higher gross sales prices, which positively affected Operating Earnings by approximately $21.8 million. This was partially offset by lower Sales Volume and increased operating costs, which negatively affected Operating Earnings by $1.5 million and $9.4 million, respectively. The increase in operating costs was primarily due to higher maintenance and energy costs of approximately $6.7 million and $5.5 million, respectively. These increases were partially offset by a reduction of $3.7 million of costs at Kosmos Cement related to the recording of acquired inventory at fair value in the first quarter of fiscal 2021. The increase in maintenance expense was due to the shifting of certain maintenance outages in fiscal 2021 to the second and third quarters because of the uncertainty of the impact of the COVID-19 pandemic. During the current fiscal year, we performed maintenance outages during the first quarter for all our plants. The Operating Margin increased to 27% because of higher gross sales prices, partially offset by the increase in operating costs.

CONCRETE AND AGGREGATES

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(in thousands, except net sales prices)			(in thousands, except net sales prices)
Gross Revenue, including intersegment	$52,750	$46,300	14%	$97,504	$90,490	8%
Less intersegment Revenue	—	—	—	—	(106)	(100)%
Gross Revenue, as reported	$52,750	$46,300	14%	$97,504	$90,384	8%

Sales Volume -
M Cubic Yards of Concrete	398	357	11%	746	705	6%
M Tons of Aggregate	481	475	1%	842	950	(11)%
Average Net Sales Price -
Concrete - Per Cubic Yard	$120.15	$116.55	3%	$119.23	$115.10	4%
Aggregates - Per Ton	$10.40	$10.02	4%	$10.20	$9.90	3%

Operating Earnings	$7,539	$5,255	43%	$12,883	$10,673	21%

Three months ended September 30, 2021

Concrete and Aggregates Revenue increased 14% to $52.8 million for the three months ended September 30, 2021. The improvement was mainly due to higher gross sales prices and Sales Volume, primarily for Concrete, which increased Revenue by $1.6 million and $4.9 million, respectively.

Operating Earnings increased 43% to approximately $7.5 million. The increase was a result of higher gross sales prices and Sales Volume of approximately $1.6 million and $0.4 million, respectively, and lower operating costs of approximately $0.2 million.

Six months ended September 30, 2021

Concrete and Aggregates Revenue increased 8% to $97.5 million for the six months ended September 30, 2021. The improvement was mainly due to higher gross sales prices and Sales Volume, primarily for Concrete, which increased Revenue by $3.5 million and $4.6 million, respectively. This was partially offset by lower Sales Volume in Aggregates, which reduced Revenue by $1.1 million.

Operating Earnings increased 21% to approximately $12.9 million. The increase was a result of higher gross sales prices and Sales Volume of approximately $3.5 million and $0.3 million, respectively. This was partially offset by higher operating costs of approximately $1.6 million. The increase in operating costs was primarily due to higher delivery costs of approximately $1.6 million.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(in thousands, except per MSF information)			(in thousands, except per MSF information)
Gross Revenue, as reported	$172,985	$131,210	32%	$339,252	$261,360	30%
Freight and Delivery Costs billed to Customers	(32,463)	(27,977)	16%	(63,785)	(55,099)	16%
Net Revenue	$140,522	$103,233	36%	$275,467	$206,261	34%

Sales Volume (MMSF)	736	720	2%	1,499	1,424	5%
Average Net Sales Price, per MSF (1)	$190.93	$143.41	33%	$183.73	$144.83	27%
Freight, per MSF	$44.11	$38.86	14%	$42.55	$38.69	10%
Operating Margin, per MSF	$90.12	$52.23	73%	$86.45	$55.43	56%
Operating Earnings	$66,331	$37,606	76%	$129,584	$78,931	64%

(1) Net of freight per MSF.

Three months ended September 30, 2021

Gypsum Wallboard Revenue increased 32% to $173.0 million for the three months ended September 30, 2021. The improvement was due to higher gross sales prices and Sales Volume, which contributed approximately $38.9 million and $2.9 million, respectively. Our market share remained relatively consistent during the three months ended September 30, 2021.

Operating Earnings increased 76% to $66.3 million, primarily because of higher gross sales prices and Sales Volume. The increase in gross sales prices and Sales Volume positively affected Operating Earnings by approximately $38.9 million and $0.8 million, respectively. This was partially offset by higher operating costs, which adversely affected Operating Earnings by approximately $11.0 million. The higher operating costs were primarily related to freight, energy, and raw material costs, which reduced Operating Earnings by approximately $3.9 million, $3.1 million, and $2.6 million, respectively. The Operating Margin increased to 38% for the three months ended September 30, 2021, primarily because of higher gross sales prices, partly offset by higher operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Six months ended September 30, 2021

Gypsum Wallboard Revenue increased 30% to $339.3 million for the six months ended September 30, 2021. The increase was due to higher gross sales prices and Sales Volume, which contributed approximately $64.1 million and $13.8 million, respectively. Our market share remained relatively consistent during the six months ended September 30, 2021.

Operating Earnings increased 64% to $129.6 million, primarily because of higher gross sales prices and Sales Volume. The increase in gross sales prices and Sales Volume positively affected Operating Earnings by approximately $64.1 million and $4.2 million, respectively. This was partially offset by higher operating costs, which adversely affected Operating Earnings by approximately $17.6 million. The higher operating costs were primarily related to freight, energy, and raw material costs which reduced Operating Earnings by approximately $5.8 million, $5.1 million, and $5.2 million, respectively. The Operating Margin increased to 38% for the six months ended September 30, 2021, primarily because of higher gross sales prices, partly offset by higher operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Gross Revenue, including intersegment	$47,798	$46,071	4%	$91,065	$82,815	10%
Less intersegment Revenue	(20,014)	(20,499)	(2)%	(38,263)	(34,568)	11%
Gross Revenue, as reported	$27,784	$25,572	9%	$52,802	$48,247	9%
Freight and Delivery Costs billed to Customers	(2,123)	(1,352)	57%	(3,571)	(2,685)	33%
Net Revenue	$25,661	$24,220	6%	$49,231	$45,562	8%

Sales Volume (M Tons)	87	87	0%	171	164	4%
Average Net Sales Price, per ton (1)	$524.54	$513.11	2%	$511.76	$489.13	5%
Freight, per ton	$24.40	$15.54	57%	$20.88	$16.37	28%
Operating Margin, per ton	$11.28	$122.44	(91)%	$25.25	$82.60	(69)%
Operating Earnings	$981	$10,652	(91)%	$4,318	$13,547	(68)%

(1) Net of freight per ton.

Three months ended September 30, 2021

Recycled Paperboard Revenue increased 4% to $47.8 million during the three months ended September 30, 2021. The increase was primarily due to higher gross sales prices, which positively affected Revenue by $1.7 million. Higher gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings decreased 91% to $1.0 million, primarily because of higher operating costs, which reduced Operating Earnings by approximately $11.4 million. This was partially offset by higher gross sales prices, which increased Operating Earnings by $1.7 million. The increase in operating costs was primarily related to higher input costs, namely fiber, and energy, which lowered Operating Earnings by approximately $10.3 million and $1.0 million, respectively. The Operating Margin declined to 2% because of increased operating costs, partially offset by higher gross sales prices. Although the Company has certain pricing provisions in its long-term sales agreements, prices are only adjusted at certain times throughout the year so the timing of price adjustments is not always in the same period as the change in costs.

Six months ended September 30, 2021

Recycled Paperboard Revenue increased 10% to $91.1 million during the six months ended September 30, 2021. The increase was due to higher gross sales prices and Sales Volume, which positively affected Revenue by $4.7 million and $3.6 million, respectively. Higher gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings decreased 68% to $4.3 million, primarily because of higher operating costs, which adversely affected Operating Earnings by $14.4 million. This was partially offset by higher gross sales prices and Sales Volume, which positively affected Operating Earnings by approximately $4.6 million and $0.6 million, respectively. These increases were partially offset by higher operating costs. The increase in operating costs was mainly related to higher input costs, namely fiber, and energy, which lowered Operating Earnings by approximately $12.0 million and $1.7 million, respectively. The Operating Margin decreased to 5% primarily because of higher operating costs, partially offset by increased gross sales prices. Although the Company has certain pricing provisions in its long-term sales agreements, prices are only adjusted at certain times throughout the year so the timing of price adjustments is not always in the same period as the change in costs.

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

LIQUIDITY AND CAPITAL RESOURCES

We believe at this time that we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures, and debt service obligations for at least the next twelve months. We will continue to monitor the potential impact of future COVID-19 outbreaks, or similar disruptions to the economy, and on our operations, as well as any other economic impacts related to changing fiscal policy or economic conditions. Please see the Debt Financing Activities section below for a discussion of our revolving credit facility and the amount of borrowings available to us in the next twelve-month period.

Cash Flow

The following table provides a summary of our cash flows:

	For the Six Months Ended September 30,
	2021	2020
	(dollars in thousands)
Net Cash Provided by Operating Activities	$261,462	$358,377
Investing Activities
Additions to Property, Plant, and Equipment	(26,777)	(40,676)
Proceeds from Sale of Businesses	—	91,022
Net Cash Provided by (Used in) Investing Activities	(26,777)	50,346
Financing Activities
Increase (Decrease) in Credit Facility	75,000	(315,000)
Proceeds from 2.500% Senior Unsecured Notes	743,692	—
Repayment of 4.500% Senior Unsecured Notes	(350,000)	—
Repayment of Term Loan	(665,000)	—
Dividends Paid to Stockholders	(10,547)	(4,163)
Purchase and Retirement of Common Stock	(247,845)	—
Proceeds from Stock Option Exercises	14,460	498
Premium Paid on Early Retirement of Senior Notes	(8,407)	—
Payment of Debt Issuance Costs	(7,985)	(1,718)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,359)	(1,130)
Net Cash Used in Financing Activities	(457,991)	(321,513)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(223,306)	$87,210

Net Cash Provided by Operating Activities decreased by $96.9 million to $261.5 million during the six months ended September 30, 2021. This decrease was primarily attributable to changes in working capital of $132.3 million and lower dividends from our Unconsolidated Joint Venture of $4.0 million. This was partially offset by higher Net Earnings, adjusted for non-cash charges, of approximately $39.4 million. The decline related to the changes in working capital was primarily due to approximately $100.0 million of Income Tax Receivables at March 31, 2020 being applied during the six months ended September 30, 2020.

Working capital decreased by $208.8 million to $283.5 million at September 30, 2021, because of lower Cash and Inventories of approximately $218.3 million and $32.0 million, respectively, and higher Accounts Payable and Accrued Liabilities of $18.6 million. This was partially offset by increased Accounts Receivable and Income Tax Receivable of approximately $49.6 million and $15.2 million, respectively. The reduction in Cash was due to the redemption and repayment of our 4.500% Senior Unsecured Notes due 2026 and Term Loan in July 2021. The reduction in inventory was due to our normal sales cycle where we build inventory in the winter months to meet demand in the spring and summer.

The increase in Accounts Receivable at September 30, 2021, was primarily related to higher Revenue during the three months ended September 30, 2021, compared with the three months ended March 31, 2021. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 39% at September 30, 2021 and 43% at March 31, 2021. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at September 30, 2021. Notes Receivable are monitored on an individual basis, and no significant deterioration in the collectability of our Notes Receivable was identified at September 30, 2021.

Our Inventory balance at September 30, 2021 declined by approximately $32.0 million from our balance at March 31, 2021. Within Inventory, raw materials and materials-in-progress decreased by approximately $23.6 million and finished cement decreased by approximately $8.8 million. The decline in raw materials and materials-in-progress and finished cement is consistent with our business cycle; we generally build up clinker inventory over the winter months to meet the demand for cement in the spring and summer. The largest individual balance in our Inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence because our products are basic construction materials.

Net Cash Used in Investing Activities during the six months ended September 30, 2021 was approximately $26.8 million, compared with Net Cash Provided by Investing Activities of $50.3 million during the same period in 2020, a decrease of approximately $77.1 million. The decrease was primarily related to the $91.0 million of cash received for the sale of businesses in fiscal 2021, and a reduction of $13.9 million in capital spending in fiscal 2022 compared with fiscal 2021. The reduction in capital spending was mainly related to lower capital spending in our Cement and Recycled Paperboard businesses.

Net Cash Used in Financing Activities was approximately $458.0 million during the six months ended September 30, 2021, compared with $321.5 million during the six months ended September 30, 2020. During the first six months of fiscal 2022, we had $247.8 million of share repurchases and retirements, and increased Dividends Paid to Shareholders of $6.3 million, and Debt Issuance costs of $6.3 million. This was partially offset by an increase of $14.0 million of cash received from the exercise of stock options and a reduction in net borrowings of $118.7 million compared with fiscal 2021.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 38.7% and 37.4%, respectively, at September 30, 2021, compared with 42.8% and 35.6%, respectively, at March 31, 2021.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities at September 30, 2021:

Maturity
Revolving Credit Facility	July 2026
2.500% Senior Unsecured Notes	July 2031

See Footnote (M) to the Unaudited Consolidated Financial Statements for further details on the Company’s debt facilities, including interest rate, and financial and other covenants and restrictions.

The borrowing capacity of our Revolving Credit Facility is $750.0 million until July 1, 2026. The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At September 30, 2021 we had $75.0 million outstanding under the Revolving Credit Facility and $5.0 million of outstanding letters of credit. We are contingently liable for performance under $26.1 million in performance bonds relating primarily to our mining operations. We do not have any off-balance sheet debt, or any outstanding debt guarantees.

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

As market conditions warrant, the Company may from time to time seek to purchase or repay its outstanding debt securities or loans, including the 2.500% Senior Unsecured Notes, and borrowings under the Revolving Credit Facility, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new debt. The amounts involved in any such purchase transactions, individually or in aggregate, may be material.

We have approximately $38.7 million of lease liabilities at September 30, 2021 that have an average remaining life of approximately 10.2 years.

Dividends

Dividends paid were $10.5 million and $4.2 million for the six months ended September 30, 2021 and 2020, respectively. On May 19, 2021, we announced the reinstatement of our quarterly dividend that was suspended in fiscal 2021. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

During the six months ended September 30, 2021, our share repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2021	—	$—	—
May 1 through May 31, 2021	110,000	143.77	110,000
June 1 through June 30, 2021	315,500	146.16	315,500
Quarter 1 Totals	425,500	$145.54	425,500
July 1 through July 31, 2021	298,044	$137.82	298,044
August 1 through August 31, 2021	509,402	150.19	509,402
September 1 through September 30, 2021	470,000	145.39	470,000
Quarter 2 Totals	1,277,446	$145.54	1,277,446
Year-to-Date Totals	1,702,946	$145.54	1,702,946	5,602,703

On April 18, 2019, the Board of Directors authorized us to repurchase an additional 10.0 million shares. This authorization brought the cumulative total of Common Stock our Board has approved for repurchase in the open market to 48.4 million shares since we became publicly held in April 1994. Through September 30, 2021, we have repurchased approximately 42.8 million shares.

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

During the six months ended September 30, 2021, the Company withheld from employees 8,973 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is required once the Restricted Shares or Restricted Shares Units are vested.

Capital Expenditures

The following table details capital expenditures by category:

	For the Six Months Ended September 30,
	2021	2020
	(dollars in thousands)
Land and Quarries	$1,378	$5,125
Plants	22,480	29,200
Buildings, Machinery, and Equipment	2,919	6,351
Total Capital Expenditures	$26,777	$40,676

Capital expenditures for fiscal 2021 are expected to range from $90.0 million to $100.0 million and will be allocated across both Heavy Materials and Light Materials sectors. These estimated capital expenditures will include maintenance capital expenditures and improvements, as well as other safety and regulatory projects.

FORWARD LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not historical facts or guarantees of future performance but instead represent only the Company’s belief at the time the statements were made regarding future events which are subject to certain risks, uncertainties and other factors, many of which are outside the Company’s control. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company’s actual performance include the following: the cyclical and seasonal nature of the Company’s businesses; public infrastructure expenditures; adverse weather conditions; the fact that our products are commodities and that prices for our products are subject to material fluctuation due to market conditions and other factors beyond our control; availability of raw materials; changes in the costs of energy, including, without limitation, natural gas, coal and oil, and the nature of our obligations to counterparties under energy supply contracts, such as those related to market conditions (such as fluctuations in spot market prices), governmental orders and other matters; changes in the cost and availability of transportation; unexpected operational difficulties, including unexpected maintenance costs, equipment downtime and interruption of production; material nonpayment or non-performance by any of our key customers; fluctuations in or changes in the nature of activity in the oil and gas industry; inability to timely execute announced capacity expansions; difficulties and delays in the development of new business lines; governmental regulation and changes in governmental and public policy (including, without limitation, climate change and other environmental regulation); possible outcomes of pending or future litigation or arbitration proceedings; changes in economic conditions specific to any one or more of the Company’s markets; adverse impact of severe weather conditions (such as winter storms, tornados and hurricanes) and their effects on our facilities, operations and contractual arrangements with third parties; competition; cyber-attacks or data security breaches; announced increases in capacity in the gypsum wallboard and cement industries; changes in the demand for residential housing construction or commercial construction or construction projects undertaken by state or local governments; risks related to pursuit of acquisitions, joint ventures and other transactions or the execution or implementation of such transactions, including the integration of operations acquired by the Company; general economic conditions; and interest rates. For example, increases in interest rates, decreases in demand for construction materials or increases in the cost of energy (including, without limitation, natural gas, coal and oil) and the cost of our raw materials could affect the revenue and operating earnings of our operations. In addition, changes in national or regional economic conditions and levels of infrastructure and construction spending could also adversely affect the Company’s result of operations. Finally, any forward-looking statements made by the Company are subject to the risks and impacts associated with natural disasters, pandemics or other unforeseen events, including, without limitation, the COVID-19 pandemic and responses thereto designed to contain its spread and mitigate its public health effects, as well as their impact on economic conditions, capital and financial markets. These and other factors are described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021. All forward-looking statements made herein are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed herein will increase with the passage of time. The Company undertakes no duty to update any forward-looking statement to reflect future events or changes in the Company’s expectations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $750.0 million Revolving Credit Facility at September 30, 2021, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $75.0 million of borrowings under the Revolving Credit Facility at September 30, 2021 would increase interest expense by approximately $0.8 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been and may in the future become involved in litigation or other legal proceedings in the ordinary course of our business activities or in connection with transactions or activities undertaken by us, including claims related to worker safety, worker health, environmental matters, commercial contracts, land use rights, taxes, and permits. While the outcome of these proceedings cannot be predicted with certainty, in the opinion of management (based on currently available facts), we do not believe that the ultimate outcome of any currently pending legal proceeding will have a material effect on our consolidated financial condition, results of operations, or liquidity.

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

Item 6. Exhibits

10.1	Eagle Materials Inc. Director Compensation Summary. (1)
10.2	Form of Director Restricted Stock Agreement. (1)
10.3*	Form of Director Stock Option Agreement. (1)
10.4

Credit Agreement, dated July 1, 2021, among the Company, the lenders identified therein, and JPMorgan Chase Bank, N.A. as the administrative agent, issuing bank and swingline lender thereunder (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2021 and incorporated herein by reference).

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

* Filed herewith.

(1) Management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

October 28, 2021	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

October 28, 2021	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

October 28, 2021	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)