Form 10-Q
period 2021-12-31
EAGLE MATERIALS INC
filed 2022-01-27
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of January 24, 2022, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	39,505,356

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
	(dollars in thousands, except share and per share data)
Revenue	$462,941	$404,667	$1,448,405	$1,279,340
Cost of Goods Sold	324,355	291,288	1,027,967	940,815
Gross Profit	138,586	113,379	420,438	338,525
Equity in Earnings of Unconsolidated Joint Venture	8,555	10,083	24,785	28,456
Corporate General and Administrative Expense	(12,851)	(11,327)	(32,986)	(40,225)
Premium Paid on Early Retirement of Senior Notes	—	—	(8,407)	—
Gain on Sale of Businesses	—	—	—	51,973
Other Non-Operating Income	3,207	2,297	5,941	1,898
Interest Expense, net	(5,651)	(9,360)	(24,891)	(35,957)
Earnings from Continuing Operations before Income Taxes	131,846	105,072	384,880	344,670
Income Taxes	(29,367)	(23,879)	(84,949)	(76,515)
Earnings from Continuing Operations	102,479	81,193	299,931	268,155
Earnings from Discontinued Operations, net of Income Taxes	—	—	—	5,278
Net Earnings	$102,479	$81,193	$299,931	$273,433

BASIC EARNINGS PER SHARE
Continuing Operations	$2.56	$1.96	$7.30	$6.47
Discontinued Operations	—	—	—	0.13
Net Earnings	$2.56	$1.96	$7.30	$6.60
DILUTED EARNINGS PER SHARE
Continuing Operations	$2.53	$1.94	$7.23	$6.43
Discontinued Operations	—	—	—	0.13
Net Earnings	$2.53	$1.94	$7.23	$6.56
AVERAGE SHARES OUTSTANDING
Basic	40,049,456	41,494,149	41,096,702	41,451,801
Diluted	40,458,049	41,834,590	41,493,339	41,682,541
CASH DIVIDENDS PER SHARE	$0.25	$—	$0.50	$0.10

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
	(dollars in thousands)
Net Earnings	$102,479	$81,193	$299,931	$273,433
Net Actuarial Change in Defined Benefit Plans
Amortization of Net Actuarial Loss	36	34	108	101
Tax Expense	(9)	(9)	(27)	(25)
Comprehensive Earnings	$102,506	$81,218	$300,012	$273,509

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	December 31,	March 31,
	2021	2021
	(dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$17,392	$263,520
Restricted Cash	—	5,000
Accounts and Notes Receivable, net	170,661	147,133
Inventories	211,978	235,749
Income Tax Receivable	8,890	2,838
Prepaid and Other Assets	6,426	7,449
Total Current Assets	415,347	661,689
Property, Plant, and Equipment, net	1,626,990	1,659,100
Notes Receivable	8,486	8,419
Investment in Joint Venture	79,434	75,399
Operating Lease Right-of-Use Assets	23,923	25,811
Goodwill and Intangible Assets, net	389,002	392,315
Other Assets	16,939	15,948
	$2,560,121	$2,838,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$99,465	$84,171
Accrued Liabilities	87,206	78,840
Operating Lease Liabilities	7,004	6,343
Total Current Liabilities	193,675	169,354
Long-term Debt	837,949	1,008,616
Noncurrent Operating Lease Liabilities	29,960	34,444
Other Long-term Liabilities	37,618	41,291
Deferred Income Taxes	238,671	225,986
Total Liabilities	1,337,873	1,479,691
Stockholders’ Equity
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 39,766,043 and 42,370,878 Shares, respectively	398	424
Capital in Excess of Par Value	—	62,497
Accumulated Other Comprehensive Losses	(3,359)	(3,440)
Retained Earnings	1,225,209	1,299,509
Total Stockholders’ Equity	1,222,248	1,358,990
	$2,560,121	$2,838,681

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended December 31,
	2021	2020
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$299,931	$273,433
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity
Depreciation, Depletion, and Amortization	96,478	96,279
Write-off of Debt Issuance Costs	6,101	—
Deferred Income Tax Provision	12,685	48,392
Stock Compensation Expense	10,637	12,057
Gain on Sale of Subsidiaries	—	(61,203)
Equity in Earnings of Unconsolidated Joint Venture	(24,785)	(28,456)
Distributions from Joint Venture	20,750	27,500
Changes in Operating Assets and Liabilities
Accounts and Notes Receivable	(23,595)	6,859
Inventories	23,771	37,084
Accounts Payable and Accrued Liabilities	13,629	5,572
Other Assets	(672)	(2,013)
Income Taxes Payable (Receivable)	(6,052)	126,513
Net Cash Provided by Operating Activities	428,878	542,017
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(55,188)	(45,541)
Proceeds from Sale of Businesses	—	91,022
Net Cash Provided by (Used in) Investing Activities	(55,188)	45,481
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	100,000	(560,000)
Proceeds from 2.500% Senior Unsecured Notes	743,692	—
Repayment of 4.500% Senior Unsecured Notes	(350,000)	—
Repayment of Term Loan	(665,000)	—
Dividends Paid to Stockholders	(20,538)	(4,163)
Purchase and Retirement of Common Stock	(435,975)	—
Proceeds from Stock Option Exercises	20,754	8,649
Premium Paid on Early Retirement of Senior Notes	(8,407)	—
Payment of Debt Issuance Costs	(7,985)	(1,718)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,359)	(1,130)
Net Cash Used in Financing Activities	(624,818)	(558,362)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(251,128)	29,136
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	268,520	118,648
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$17,392	$147,784

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2020	$416	$10,943	$960,065	$(3,581)	$967,843
Net Earnings	—	—	96,206	—	96,206
Stock Compensation Expense	2	4,758	—	—	4,760
Shares Redeemed to Settle Employee Taxes	—	(1,130)	—	—	(1,130)
Sale of Business with Unfunded Pension Liability	—	—	—	254	254
Unfunded Pension Liability, net of tax	—	—	—	25	25
Balance at June 30, 2020	$418	$14,571	$1,056,271	$(3,302)	$1,067,958
Net Earnings	—	—	96,034	—	96,034
Stock Compensation Expense	—	3,515	—	—	3,515
Stock Option Exercise	—	498	—	—	498
Unfunded Pension Liability, net of tax	—	—	—	26	26
Balance at September 30, 2020	$418	$18,584	$1,152,305	$(3,276)	$1,168,031
Net Earnings	—	—	81,193	—	81,193
Stock Compensation Expense	—	3,782	—	—	3,782
Stock Option Exercises and Restricted Share Vesting	1	8,150	—	—	8,151
Unfunded Pension Liability, net of tax	—	—	—	25	25
Balance at December 31, 2020	$419	$30,516	$1,233,498	$(3,251)	$1,261,182

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2021	$424	$62,497	$1,299,509	$(3,440)	$1,358,990
Net Earnings	—	—	95,327	—	95,327
Stock Compensation Expense	1	2,455	—	—	2,456
Stock Option Exercises and Restricted Share Issuances	—	8,222	—	—	8,222
Shares Redeemed to Settle Employee Taxes	—	(1,214)	—	—	(1,214)
Purchase and Retirement of Common Stock	(4)	(61,925)	—	—	(61,929)
Dividends to Shareholders	—	—	(10,547)	—	(10,547)
Unfunded Pension Liability, net of tax	—	—	—	27	27
Balance at June 30, 2021	$421	$10,035	$1,384,289	$(3,413)	$1,391,332
Net Earnings	—	—	102,125	—	102,125
Stock Compensation Expense	—	3,920	—	—	3,920
Stock Option Exercise and Restricted Share Issuances	—	6,238	—	—	6,238
Shares Redeemed to Settle Employee Taxes	—	(145)	—	—	(145)
Purchase and Retirement of Common Stock	(12)	(20,048)	(165,856)	—	(185,916)
Dividends to Shareholders	—	—	(10,272)	—	(10,272)
Unfunded Pension Liability, net of tax	—	—	—	27	27
Balance at September 30, 2021	$409	$—	$1,310,286	$(3,386)	$1,307,309
Net Earnings	—	—	102,479	—	102,479
Stock Compensation Expense	—	4,261	—	—	4,261
Stock Option Exercise and Restricted Share Issuances	1	6,293	—	—	6,294
Purchase and Retirement of Common Stock	(12)	(10,554)	(177,564)	—	(188,130)
Dividends to Shareholders	—	—	(9,992)	—	(9,992)
Unfunded Pension Liability, net of tax	—	—	—	27	27
Balance at December 31, 2021	$398	$—	$1,225,209	$(3,359)	$1,222,248

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three- and nine-month periods ended December 31, 2021, include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 21, 2021.

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

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Nine Months Ended December 31,
	2021	2020
	(dollars in thousands)
Cash Payments
Interest	$11,143	$30,107
Income Taxes	70,502	30,816
Operating Cash Flows Used for Operating Leases	6,082	8,691

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

The following is a summary of operating results included in Earnings (Loss) from Discontinued Operations for the three and nine months ended December 31, 2020.

	For the Three Months Ended December 31,	For the Nine Months Ended December 31,
	2020	2020
	(dollars in thousands)
Revenue	$—	$1,045
Cost of Goods Sold	—	3,415
Gross Profit	—	(2,370)
Other Non-Operating Income	—	226
Gain on Sale of Discontinued Operations	—	9,230
Earnings (Loss) from Discontinued Operations	—	7,086
Income Tax (Expense) Benefit	—	(1,808)
Net Earnings (Loss) from Discontinued Operations	$—	$5,278

The significant components of our Consolidated Statements of Cash Flows for discontinued operations for the nine months ended December 31, 2020 are as follows:

For the Nine Months Ended December 31, 2020
(dollars in thousands)
Depreciation and Amortization	$221
Gain on Sale	(9,230)
Net Change in Inventory	—
Capital Expenditures	—

Other Dispositions

On April 17, 2020, we sold our Western Aggregates LLC (Western) and Mathews Readymix LLC (Mathews) businesses to Teichert, Inc. (the Purchaser) for an aggregate purchase price of approximately $93.5 million, subject to certain post-closing adjustments. This sale resulted in a gain of approximately $52.0 million at the time of the sale. Western and Mathews were part of our Concrete and Aggregates operating segment, and their results of operations were included in our financial statements for the period from April 1, 2020 through April 17, 2020.

Revenue and Operating Earnings from Western and Mathews, collectively, were approximately $1.7 million and $0.1 million, respectively, for the nine months ended December 31, 2020.

(D) REVENUE

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard, and recycled paperboard. The vast majority of Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard are originated by purchase orders from our customers, who are primarily third-party contractors and suppliers. Revenue from our Recycled Paperboard segment is generated mainly through long-term supply agreements that mature between 2023 and 2025. We invoice customers upon shipment, and our collection terms range from 30-75 days. Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard not related to long-term supply agreements is recognized upon shipment of the related products to customers, which is when title and ownership are transferred, and the customer is obligated to pay.

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

(E) ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable have been shown net of the allowance for doubtful accounts of $6.6 million and $8.1 million at December 31, 2021 and March 31, 2021, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had Notes Receivable totaling approximately $8.5 million at December 31, 2021, none of which was classified as current. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at 3.1%. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2025. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by assessing the timeliness of payments, credit history, credit metrics, and our ongoing interactions with each borrower.

(F) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or net realizable value. Raw Materials and Materials-in-Progress include clinker, which is an intermediary product before it is ground into cement powder. Quantities of Raw Materials and Materials-in-Progress, Aggregates, and Coal inventories, are based on measured volumes, subject to estimation based on the size and location of the inventory piles, and are converted to tonnage using standard inventory density factors. Inventories consist of the following:

	December 31,	March 31,
	2021	2021
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$63,068	$92,696
Finished Cement	32,010	34,362
Aggregates	3,669	2,933
Gypsum Wallboard	6,183	4,177
Paperboard	7,271	5,031
Repair Parts and Supplies	90,549	86,750
Fuel and Coal	9,228	9,800
	$211,978	$235,749

(G) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	December 31,	March 31,
	2021	2021
	(dollars in thousands)
Payroll and Incentive Compensation	$32,737	$32,336
Benefits	18,264	14,979
Interest	9,678	3,089
Property Taxes	6,987	6,683
Power and Fuel	2,864	2,350
Freight	3,110	1,575
Legal and Professional	5,257	9,511
Sales and Use Tax	1,237	1,265
Other	7,072	7,052
	$87,206	$78,840

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

Lease expense for our operating and short-term leases is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
	(dollars in thousands)
Operating Lease Cost	$1,512	$1,642	$4,592	$5,205
Short-term Lease Cost	233	418	1,044	2,025
Total Lease Cost	$1,745	$2,060	$5,636	$7,230

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	December 31,	March 31,
	2021	2021
	(dollars in thousands)
Operating Leases
Operating Lease Right-of-Use Assets	$23,923	$25,811

Current Operating Lease Liabilities	$7,004	$6,343
Noncurrent Operating Lease Liabilities	29,960	34,444
Total Operating Lease Liabilities	$36,964	$40,787

Future payments for operating leases are as follows (dollars in thousands):

Fiscal Year	Amount
2022 (remaining three months)	$2,036
2023	7,829
2024	5,949
2025	5,589
2026	4,118
Thereafter	20,371
Total Lease Payments	$45,892
Less: Imputed Interest	(8,928)
Present Value of Lease Liabilities	$36,964

Weighted-Average Remaining Lease Term (in years)	10.2
Weighted-Average Discount Rate	3.79%

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

In August 2021, we granted 3,445 options to members of the Board of Directors (the Fiscal 2022 Board of Directors Stock Option Grant). Options granted under the Fiscal 2022 Board of Directors Stock Option Grant vest immediately and can be exercised from the grant date until their expiration on the tenth anniversary of the grant date.

The Fiscal 2022 Employee Performance Stock Option Grant, the Fiscal 2022 Employee Time-Vesting Stock Option Grant, and the Fiscal 2022 Board of Directors Stock Option Grant were valued at their grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2022 are as follows:

2022
Dividend Yield	0.8%
Expected Volatility	38.4%
Risk-Free Interest Rate	1.0%
Expected Life	6.0 years

Stock option expense for all outstanding stock option awards totaled approximately $0.9 million and $2.6 million for the three and nine months ended December 31, 2021 and 2020, respectively, and $1.1 million and $3.9 million for the three and nine months ended December 31, 2020, respectively. At December 31, 2021, there was approximately $4.6 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

The following table represents stock option activity for the nine months ended December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at March 31, 2021	708,501	$83.85
Granted	11,316	$140.42
Exercised	(236,368)	$88.50
Cancelled	(15,390)	$76.63
Outstanding Options at December 31, 2021	468,059	$83.11
Options Exercisable at December 31, 2021	211,516
Weighted-Average Fair Value of Options Granted During the Year	$49.18

The following table summarizes information about stock options outstanding at December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$33.69 - $37.34	12,373	0.45	$34.52	12,373	$34.52
$59.32 - $81.56	180,192	7.39	$63.48	49,970	$70.43
$87.37 - $93.03	159,768	6.84	$91.35	76,095	$91.11
$99.37 - $143.09	115,726	6.47	$107.49	73,078	$105.41
	468,059	6.79	$83.11	211,516	$87.85

At December 31, 2021, the aggregate intrinsic value for both the outstanding and exercisable options was approximately $39.0 million and $16.6 million, respectively. The total intrinsic value of options exercised during the nine months ended December 31, 2021 was approximately $14.7 million.

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

The fair value of restricted stock is based on the stock price on the grant date. The following table summarizes the activity for nonvested restricted shares during the nine months ended December 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested Restricted Stock at March 31, 2021	267,090	$62.56
Granted	113,414	$139.91
Vested	(23,685)	$56.43
Forfeited	(5,218)	$75.10
Nonvested Restricted Stock at December 31, 2021	351,601	$87.73

Expense related to restricted shares was approximately $3.4 million and $8.1 million for the three and nine months ended December 31, 2021, respectively, and $2.8 million and $8.2 million for the three and nine months ended December 31, 2020, respectively. At December 31, 2021, there was approximately $20.2 million of unearned compensation from restricted stock, which will be recognized over a weighted-average period of 2.3 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,377,311 at December 31, 2021.

(J) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
Weighted-Average Shares of Common Stock Outstanding	40,049,456	41,494,149	41,096,702	41,451,801
Effect of Dilutive Shares
Assumed Exercise of Outstanding Dilutive Options	492,344	807,584	568,699	450,870
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(296,670)	(650,819)	(362,568)	(344,307)
Restricted Stock Units	212,919	183,676	190,506	124,177
Weighted-Average Common Stock and Dilutive Securities Outstanding	40,458,049	41,834,590	41,493,339	41,682,541
Shares Excluded Due to Anti-dilution Effects	7,528	413,656	4,298	757,879

(K) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several single-employer defined benefit plans and defined contribution plans, which together cover substantially all our employees. Benefits paid under the single-employer defined benefit plans covering certain hourly employees were historically based on years of service and the employee’s qualifying compensation over the last few years of employment. Over the last several years, these plans have been frozen to new participants and new benefits, with the last plan becoming frozen during fiscal 2020. Our defined benefit plans are all fully funded, with plan assets exceeding the benefit obligation at March 31, 2021. Due to the frozen status, and current funding of the single-employer pension plans, our expected pension expense for fiscal 2022 is less than $0.1 million for the fiscal year.

(L) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the nine months ended December 31, 2021 was approximately 22%, which was consistent with the effective tax rate of 22% for the nine months ended December 31, 2020. The effective tax rate was higher than the U.S. Statutory rate of 21% mainly due to state income taxes, partially offset by a benefit recognized related to percentage depletion.

(M) LONG-TERM DEBT

Long-term Debt at December 31, 2021 was as follows:

	December 31,	March 31,
	2021	2021
	(dollars in thousands)
Revolving Credit Facility	$100,000	$—
2.500% Senior Unsecured Notes Due 2031	750,000	—
4.500% Senior Unsecured Notes Due 2026	—	350,000
Term Loan	—	665,000
Total Debt	850,000	1,015,000
Less: Unamortized Discounts and Debt Issuance Costs	(12,051)	(6,384)
Long-term Debt	$837,949	$1,008,616

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

There was $100.0 million of outstanding borrowings under the Revolving Credit Facility, plus $5.0 million outstanding letters of credit as of December 31, 2021, leaving us with $645.0 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We were in compliance with all Financial Covenants on December 31, 2021; therefore, all $645.0 million is available for future borrowings.

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

We operate eight modern cement plants (one of which is operated through a joint venture located in Buda, Texas), one slag grinding facility, and 29 cement distribution terminals. Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, and Texas. We operate 26 readymix concrete batch plants and three aggregates processing plants in markets that are complementary to our cement network. On April 17, 2020, we sold our Concrete and Aggregates companies in northern California. See Footnote (C) for more information about the sale.

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

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
	(dollars in thousands)
Revenue
Cement	$261,155	$234,092	$819,734	$773,565
Concrete and Aggregates	42,384	43,530	139,888	134,020
Gypsum Wallboard	163,584	135,658	502,836	397,018
Paperboard	49,763	39,602	140,828	122,417
	516,886	452,882	1,603,286	1,427,020
Less: Intersegment Revenue	(26,539)	(21,105)	(77,858)	(68,077)
Less: Joint Venture Revenue	(27,406)	(27,110)	(77,023)	(79,603)
	$462,941	$404,667	$1,448,405	$1,279,340

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
	(dollars in thousands)
Intersegment Revenue
Cement	$5,301	$5,241	$18,357	$17,539
Concrete and Aggregates	—	—	—	106
Paperboard	21,238	15,864	59,501	50,432
	$26,539	$21,105	$77,858	$68,077
Cement Sales Volume (M tons)
Wholly Owned	1,748	1,616	5,583	5,429
Joint Venture	215	226	614	678
	1,963	1,842	6,197	6,107

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Operating Earnings
Cement	$79,836	$70,434	$231,133	$210,802
Concrete and Aggregates	4,115	5,075	16,998	15,748
Gypsum Wallboard	60,841	40,792	190,425	119,723
Paperboard	2,349	7,161	6,667	20,708
Sub-Total	147,141	123,462	445,223	366,981
Corporate General and Administrative Expense	(12,851)	(11,327)	(32,986)	(40,225)
Early Retirement of Senior Notes	—	—	(8,407)	—
Gain on Sale of Businesses	—	—	—	51,973
Other Non-Operating Income (Loss)	3,207	2,297	5,941	1,898
Earnings Before Interest and Income Taxes	137,497	114,432	409,771	380,627
Interest Expense, net	(5,651)	(9,360)	(24,891)	(35,957)
Earnings from Continuing Operations Before Income Taxes	$131,846	$105,072	$384,880	$344,670
Cement Operating Earnings -
Wholly Owned	$71,281	$60,351	$206,348	$182,346
Joint Venture	8,555	10,083	24,785	28,456
	$79,836	$70,434	$231,133	$210,802
Capital Expenditures
Cement	$8,256	$2,510	$23,199	$20,767
Concrete and Aggregates	2,386	1,631	3,459	2,933
Gypsum Wallboard	16,222	491	24,261	11,073
Paperboard	594	233	2,086	10,768
Corporate and Other	953	—	2,183	—
	$28,411	$4,865	$55,188	$45,541
Depreciation, Depletion, and Amortization
Cement	$19,933	$19,337	$59,483	$57,838
Concrete and Aggregates	2,294	2,691	7,342	8,110
Gypsum Wallboard	5,598	5,340	16,478	16,201
Paperboard	3,685	3,509	11,016	10,205
Corporate and Other	684	1,203	2,159	3,704
	$32,194	$32,080	$96,478	$96,058

Discontinued Operations
Capital Expenditures	$—	$—	$—	$—
Depreciation, Depletion, and Amortization	$—	$—	$—	$221

	December 31,	March 31,
	2021	2021
	(dollars in thousands)
Identifiable Assets
Cement	$1,861,439	$1,898,930
Concrete and Aggregates	88,277	88,410
Gypsum Wallboard	387,309	366,352
Paperboard	183,755	186,156
Other, net	39,341	298,833
	$2,560,121	$2,838,681

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

Summarized financial information for the Joint Venture that is not consolidated is set out below. This summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Revenue	$54,812	$54,220	$154,046	$159,207
Gross Margin	$18,662	$22,045	$53,271	$61,814
Earnings Before Income Taxes	$17,111	$21,920	$49,570	$58,665

	December 31,	March 31,
	2021	2021
	(dollars in thousands)
Current Assets	$69,481	$66,871
Noncurrent Assets	$112,937	$107,617
Current Liabilities	$18,277	$16,390

(O) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Interest Income	$—	$(13)	$(38)	$(53)
Interest Expense	4,959	8,449	16,511	33,141
Other Expenses	692	924	8,418	2,869
Interest Expense, net	$5,651	$9,360	$24,891	$35,957

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs. Other Expenses for the nine months ended December 31, 2021 also include approximately $6.1 million for the write-off of debt issuance costs related to the Term Loan and 4.500% Senior Unsecured Notes, which were repaid and redeemed in July 2021.

(P) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At December 31, 2021, we had contingent liabilities under these outstanding letters of credit of approximately $5.0 million.

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

We are currently contingently liable for performance under $25.9 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

(Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our 2.500% Senior Unsecured Notes at December 31, 2021 is as follows:

Fair Value
(dollars in thousands)
2.500% Senior Unsecured Notes Due 2031	$739,479

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 2 input). The carrying values of Cash and Cash Equivalents, Accounts Receivable, Notes Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at December 31, 2021, due to the short-term maturities of these assets and liabilities. The fair value of our Revolving Credit Facility also approximates the carrying value at December 31, 2021.

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

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the three and nine months ended December 31, 2021 and 2020, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard.

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

On April 17, 2020, we sold two of our businesses, Western Aggregates LLC (Western) and Mathews Readymix LLC (Mathews), for an aggregate purchase price of $93.5 million, resulting in a gain of $52.0 million. Western and Mathews were part of our Concrete and Aggregates operating segment, and their results of operations were included in our financial statements for the period from April 1, 2020 through April 17, 2020.

MARKET CONDITIONS AND OUTLOOK

Strong underlying market conditions in calendar 2021 supported construction activity in our markets, despite supply chain disruptions during the latter half of the calendar year, which adversely affected some of our customers. We believe demand for our products will remain strong in calendar 2022, supported in part by the passage of the Infrastructure Investment and Jobs Act in November 2021.

Energy and freight costs increased in all of our businesses during the fiscal third quarter, and we anticipate further increases throughout the remainder of fiscal 2022. Regarding energy, we have forward purchase contracts for approximately 50% of our natural gas needs for the remainder of the fiscal year. For freight, several factors are contributing to higher costs, including: limited availability of trucking and rail service, and congestion on the shipping routes, all of which have constrained capacity.

Cement and Concrete and Aggregates markets are affected by infrastructure spending, residential construction, private non-residential construction activity, and weather. Despite underlying increases in market demand, our organic Cement sales volume growth is expected to be limited in fiscal 2022 because our integrated cement sales network, which stretches across the U.S. heartland, is operating at high utilization levels.

Our primary Gypsum Wallboard sales network stretches across the southern half of the United States, consistent with our facility network. Wallboard demand is heavily influenced by new residential housing construction, as well as repair and remodeling activity. Residential housing starts increased, on a seasonally adjusted basis, approximately 3% in calendar 2021, compared with 2020. Repair and remodel activity is expected to remain strong throughout the rest of the fiscal year, but may be negatively affected by further delays in the supply chain.

Our Recycled Paperboard business sells paper primarily into the gypsum wallboard market, and demand for paper generally follows the demand for gypsum wallboard. The primary raw material used to produce paperboard is Old Corrugated Containers (OCC). Prices for OCC significantly increased during the first nine months of fiscal 2022. Our current customer contracts for gypsum liner include price escalators that partially compensate for changes in raw material fiber prices. However, because these price escalations are not realized until future quarters, material costs in our Gypsum Wallboard segment are likely to be higher in the period that these price increases are realized.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECember 31, 2021 Compared WITH THREE MONTHS ENDED DECember 31, 2020

	For the Three Months Ended December 31,
	2021	2020	Change
	(dollars in thousands, except per share)
Revenue	$462,941	$404,667	14%
Cost of Goods Sold	(324,355)	(291,288)	11%
Gross Profit	138,586	113,379	22%
Equity in Earnings of Unconsolidated Joint Venture	8,555	10,083	(15)%
Corporate General and Administrative	(12,851)	(11,327)	13%
Other Non-Operating Income	3,207	2,297	40%
Interest Expense, net	(5,651)	(9,360)	(40)%
Earnings from Continuing Operations Before Income Taxes	131,846	105,072	25%
Income Tax Expense	(29,367)	(23,879)	23%
Net Earnings from Continuing Operations	102,479	81,193	26%
Net Earnings from Discontinued Operations	$—	$—	—
Net Earnings	$102,479	$81,193	26%
Diluted Earnings per Share from Continuing Operations	$2.53	$1.94	30%

REVENUE

Revenue increased by $58.3 million, or 14%, to $462.9 million for the three months ended December 31, 2021. The increase in Revenue was due to higher gross sales prices and Sales Volume, which positively affected Revenue by approximately $52.1 million and $6.2 million, respectively.

COST OF GOODS SOLD

Cost of Goods Sold increased by $33.1 million, or 11%, to $324.4 million for the three months ended December 31, 2021. The increase was due to higher Sales Volume and increased operating costs of $3.8 million and $29.3 million, respectively. Higher operating costs were primarily related to our Gypsum Wallboard and Recycled Paperboard segments, which are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit increased 22% to $138.6 million during the three months ended December 31, 2021. The improvement was primarily related to higher gross sales prices and Sales Volume, partially offset by increased operating costs. The gross margin increased to 30% from 28%, mainly because of higher gross sales prices, partially offset by an increase in operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture declined $1.5 million, or 15%, for the three months ended December 31, 2021. The decrease was primarily due to lower Sales Volume and increased operating costs, which adversely affected earnings by approximately $0.5 million and $2.6 million, respectively. This was partially offset by higher gross sales prices of $1.6 million. The increase in operating costs was due primarily to maintenance and purchased cement, which reduced operating earnings by $0.6 million and $2.3 million, respectively.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses increased by approximately $1.6 million, or 13%, for the three months ended December 31, 2021. The increase was primarily due to higher professional fees and insurance expenses of $1.1 million and $0.5 million, respectively.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net decreased by approximately $3.7 million, or 40%, during the three months ended December 31, 2021. The decrease was primarily due to lower interest on borrowings under our Revolving Credit Facility and Term Loan of approximately $0.3 million and $4.0 million, respectively. Interest Expense related to our Revolving Credit Facility was lower because our average outstanding borrowings under the Revolving Credit Facility were less in the fiscal 2022 third quarter, compared with the same period in fiscal 2021. Interest Expense on our Term Loan declined because we repaid the loan on July 1, 2021. The lower interest amounts were partially offset by higher interest expense on our public notes, which increased by $0.8 million. Interest on our public notes was higher because our public notes outstanding increased to $750.0 million from $350.0 million. See Footnote (M) to the Unaudited Consolidated Financial Statements for more information.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Earnings From Continuing Operations Before Income Taxes increased to $131.8 million during the three months ended December 31, 2021, primarily as a result of higher Gross Profit and lower Interest Expense. This was partially offset by higher Corporate General and Administrative Expenses and lower Equity in Earnings of Unconsolidated Joint Venture.

INCOME TAX EXPENSE

Income Tax Expense was $29.4 million for the three months ended December 31, 2021, compared with $23.9 million for the three months ended December 31, 2020. The effective tax rate decreased to 22% from 23% in the prior-year period. The decrease in the effective tax rate for the three months ended December 31, 2021 was primarily due to the benefit received from the exercise of employee stock options during the quarter.

NET EARNINGS FROM CONTINUING OPERATIONS AND DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Net Earnings from Continuing Operations increased 26% to $102.5 million for the three months ended December 31, 2021. Diluted Earnings per Share from Continuing Operations increased 30% to $2.53 per share.

NET EARNINGS FROM DISCONTINUED OPERATIONS

The Oil and Gas Proppants business was sold in September 2020, and there was no activity related to this business during fiscal 2022.

NET EARNINGS

Net Earnings increased 26% to $102.5 million for the three months ended December 31, 2021, as discussed above.

RESULTS OF OPERATIONS

Nine MONTHS ENDED DECember 31, 2021 Compared WITH NINE MONTHS ENDED December 31, 2020

	For the Nine Months Ended December 31,
	2021	2020	Change
	(dollars in thousands, except per share)
Revenue	$1,448,405	$1,279,340	13%
Cost of Goods Sold	(1,027,967)	(940,815)	9%
Gross Profit	420,438	338,525	24%
Equity in Earnings of Unconsolidated Joint Venture	24,785	28,456	(13)%
Corporate General and Administrative	(32,986)	(40,225)	(18)%
Premium Paid on Early Retirement of Senior Notes	(8,407)	—	—
Gain on Sale of Businesses	—	51,973	(100)%
Other Non-Operating Income	5,941	1,898	213%
Interest Expense, net	(24,891)	(35,957)	(31)%
Earnings from Continuing Operations Before Income Taxes	384,880	344,670	12%
Income Tax Expense	(84,949)	(76,515)	11%
Net Earnings from Continuing Operations	299,931	268,155	12%
Net Earnings from Discontinued Operations	$—	$5,278	(100)%
Net Earnings	$299,931	$273,433	10%
Diluted Earnings per Share from Continuing Operations	$7.23	$6.43	12%

REVENUE

Revenue increased by $169.1 million, or 13%, to $1,448.4 million for the nine months ended December 31, 2021. The increase in Revenue was due to higher gross sales prices and Sales Volume, which positively affected Revenue by approximately $141.2 million and $27.9 million, respectively.

COST OF GOODS SOLD

Cost of Goods Sold increased by $87.2 million, or 9%, to $1,028.0 million for the nine months ended December 31, 2021. The increase was due to higher Sales Volume and operating costs of $20.4 million and $66.7 million, respectively. The increase in operating costs was primarily related to our Gypsum Wallboard and Recycled Paperboard segments, which are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit increased 24% to $420.4 million during the nine months ended December 31, 2021. The improvement was mainly due to higher gross sales prices and Sales Volume, partially offset by increased operating costs. The gross margin increased to 29% from 26%, primarily because of higher gross sales prices, partially offset by an increase in operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased $3.7 million, or 13%, for the nine months ended December 31, 2021. The decrease was primarily due to lower Sales Volume and higher operating costs, which reduced earnings by $2.7 million and $5.9 million, respectively. This was partially offset by higher net sales prices, which raised earnings by approximately $4.9 million. The increase in operating costs was due primarily to maintenance, energy, and purchased cement, which reduced earnings by approximately $2.3 million, $0.6 million, and $2.3 million, respectively.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses declined by approximately $7.2 million, or 18%, for the nine months ended December 31, 2021. The decrease was primarily due to lower professional and transaction fees incurred in fiscal 2021 of approximately $5.1 million and $3.4 million, respectively. The professional fees related primarily to our strategic portfolio review in the prior year, and the transaction fees mostly related to the prior year sale of Mathews Readymix and Western Aggregates, as well as preparation for the sale of the Oil and Gas Proppants business. The decrease was partially offset by an increase of $1.4 million in insurance expense.

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

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items. The increase in Other Non-Operating Income was primarily due to the current year sale of land that resulted in a gain of approximately $1.7 million.

INTEREST EXPENSE, NET

Interest Expense, net decreased by approximately $11.1 million, or 31%, during the nine months ended December 31, 2021. The decrease was primarily due to lower interest on borrowings under our Revolving Credit Facility and Term Loan of approximately $7.1 million and $11.4 million, respectively. Interest Expense related to our Revolving Credit Facility was lower because our average outstanding borrowings under the Revolving Credit Facility were significantly less in the first nine months of fiscal 2022, compared with average borrowings during the same period in fiscal 2021. Interest Expense on our Term Loan declined because of lower average interest rates and because we repaid the loan on July 1, 2021. The lower interest amounts were partially offset by higher interest expense on our public notes and loan amortization expense, which increased by $2.2 million and $5.5 million, respectively. Interest on our public notes was higher because our public notes outstanding increased to $750.0 million from $350.0 million in July 2021. Loan amortization expense increased as a result of our $6.1 million write-off of debt issuance costs related to our 4.500% Unsecured Senior Notes Due in 2026 and our Term Loan in July 2021. See Footnote (M) to the Unaudited Consolidated Financial Statements for more information.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Earnings From Continuing Operations Before Income Taxes increased to $384.9 million during the nine months ended December 31, 2021, primarily as a result of higher Gross Profit and Other Non-Operating Income, as well as lower Corporate General and Administrative expenses and Interest Expense than the prior-year period. This was partially offset by lower Gross Equity in Earnings of Unconsolidated Joint Venture and Gain on Sale of Business, as well as the Premium Paid on Early Retirement of Senior Notes.

INCOME TAX EXPENSE

Income Tax Expense was $84.9 million for the nine months ended December 31, 2021, compared with $76.5 million for the nine months ended December 31, 2020. The effective tax rate remained consistent at 22% for both periods.

NET EARNINGS FROM CONTINUING OPERATIONS AND DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Net Earnings from Continuing Operations increased 12% to $299.9 million for the nine months ended December 31, 2021. Diluted Earnings per Share from Continuing Operations increased 12% to $7.23 per share.

NET EARNINGS FROM DISCONTINUED OPERATIONS

Net Earnings from Discontinued Operations declined $5.3 million during the nine months ended December 31, 2021. The Oil and Gas Proppants business was sold in September 2020, and there was no activity related to this business during fiscal 2022.

NET EARNINGS

Net Earnings increased 10% to $299.9 million for the nine months ended December 31, 2021, as discussed above.

Three and NINE MONTHS ENDED DECember 31, 2021 vs. three and NINE MONTHS ENDED DECember 31, 2020 BY SEGMENT

The following presents results within our two business sectors for the three and nine months ended December 31, 2021 and 2020. Revenue and operating results are organized by sector and discussed by individual business segment within each respective business sector.

Heavy Materials

CEMENT (1)

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Gross Revenue, including Intersegment and Joint Venture	$261,155	$234,092	12%	$819,734	$773,565	6%
Less Intersegment Revenue	(5,301)	(5,241)	1%	(18,357)	(17,539)	5%
Less Joint Venture Revenue	(27,406)	(27,110)	1%	(77,023)	(79,603)	(3)%
Gross Revenue, as reported	$228,448	$201,741	13%	$724,354	$676,423	7%
Freight and Delivery Costs billed to Customers	(12,849)	(15,077)	(15)%	(51,501)	(50,896)	1%
Net Revenue	$215,599	$186,664	16%	$672,853	$625,527	8%

Sales Volume (M Tons)	1,963	1,842	7%	6,197	6,107	1%
Average Net Sales Price, per ton (2)	$118.44	$111.91	6%	$117.49	$110.84	6%
Operating Margin, per ton	$40.67	$38.24	6%	$37.30	$34.52	8%
Operating Earnings	$79,836	$70,434	13%	$231,133	$210,802	10%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Net of freight per ton, including Joint Venture.

Three months ended December 31, 2021

Cement Revenue was $261.2 million, a 12% increase, for the three months ended December 31, 2021. The increase was primarily due to higher gross sales prices and Sales Volume, which improved Cement Revenue by approximately $11.8 million and $15.3 million, respectively.

Cement Operating Earnings increased by 13% to $79.8 million for the three months ended December 31, 2021. The increase was due to higher gross sales prices and Sales Volume, which positively affected Operating Earnings by approximately $11.8 million and $4.4 million, respectively. This was partially offset by increased operating costs, which negatively affected Operating Earnings by $6.9 million. The increase in operating costs was primarily due to higher energy and maintenance costs of approximately $3.4 million and $5.4 million, respectively. These increases were partially offset by lower fixed costs of $1.6 million. The Operating Margin increased to 31%, primarily because of higher gross sales prices, partially offset by increased operating costs.

Nine months ended December 31, 2021

Cement Revenue was $819.7 million, a 6% increase, for the nine months ended December 31, 2021. The increase was primarily due to higher gross sales prices and Sales Volume, which improved Cement Revenue by approximately $33.7 million and $12.4 million, respectively.

Cement Operating Earnings increased by 10% to $231.1 million for the nine months ended December 31, 2021. The improvement was due to higher gross sales prices and Sales Volume, which positively affected Operating Earnings by approximately $33.7 million and $2.5 million, respectively. This was partially offset by increased operating costs, which negatively affected Operating Earnings by $15.8 million. The increase in operating costs was primarily due to higher maintenance and energy costs of approximately $12.1 million and $6.6 million, respectively. These increases were partially offset by a cost reduction of $3.7 million at Kosmos Cement related to the recording of acquired inventory at fair value in the first quarter of fiscal 2021. The Operating Margin increased to 28% because of higher gross sales prices, partially offset by the increase in operating costs.

CONCRETE AND AGGREGATES

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(in thousands, except net sales prices)			(in thousands, except net sales prices)
Gross Revenue, including intersegment	$42,384	$43,530	(3)%	$139,888	$134,020	4%
Less intersegment Revenue	—	—	—	—	(106)	(100)%
Gross Revenue, as reported	$42,384	$43,530	(3)%	$139,888	$133,914	4%

Sales Volume
M Cubic Yards of Concrete	317	327	(3)%	1,063	1,032	3%
M Tons of Aggregate	341	583	(42)%	1,183	1,533	(23)%
Average Net Sales Price
Concrete - Per Cubic Yard	$122.36	$116.88	5%	$120.17	$115.66	4%
Aggregates - Per Ton	$10.38	$8.96	16%	$10.25	$9.54	7%

Operating Earnings	$4,115	$5,075	(19)%	$16,998	$15,748	8%

Three months ended December 31, 2021

Concrete and Aggregates Revenue decreased 3% to $42.4 million for the three months ended December 31, 2021. The decline was mainly due to lower Sales Volume, primarily for Aggregates, which reduced Revenue by $3.3 million. This was partially offset by higher average gross selling prices, which increased Revenue by $2.2 million.

Operating Earnings decreased 19% to approximately $4.1 million. The decrease was a result of lower Sales Volume and higher operating costs of approximately $0.5 million and $2.7 million, respectively, partially offset by higher average net sales prices of $2.2 million. The increase in operating costs was primarily due to higher cost of materials and delivery costs of approximately $0.5 million and $1.4 million, respectively.

Nine months ended December 31, 2021

Concrete and Aggregates Revenue increased 4% to $139.9 million for the nine months ended December 31, 2021. The improvement was mainly due to higher gross sales prices and Sales Volume, primarily for Concrete, which increased Revenue by $5.6 million and $3.6 million, respectively. This was partially offset by lower Sales Volume in Aggregates, which reduced Revenue by $3.3 million.

Operating Earnings increased 8% to approximately $17.0 million. The increase was a result of higher gross sales prices of approximately $5.7 million. This was partially offset by lower Sale Volume and higher operating costs of approximately $0.2 million and $4.2 million, respectively. The increase in operating costs was primarily due to higher cost of materials and delivery costs of approximately $0.9 million and $3.4 million, respectively.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(in thousands, except per MSF information)			(in thousands, except per MSF information)
Gross Revenue, as reported	$163,584	$135,658	21%	$502,836	$397,018	27%
Freight and Delivery Costs billed to Customers	(30,642)	(28,235)	9%	(94,427)	(83,334)	13%
Net Revenue	$132,942	$107,423	24%	$408,409	$313,684	30%

Sales Volume (MMSF)	695	727	(4)%	2,194	2,151	2%
Average Net Sales Price, per MSF (1)	$191.41	$147.87	29%	$186.16	$145.86	28%
Freight, per MSF	$44.09	$38.84	14%	$43.04	$38.74	11%
Operating Margin, per MSF	$87.54	$56.11	56%	$86.79	$55.66	56%
Operating Earnings	$60,841	$40,792	49%	$190,425	$119,723	59%

(1) Net of freight per MSF.

Three months ended December 31, 2021

Gypsum Wallboard Revenue increased 21% to $163.6 million for the three months ended December 31, 2021. The improvement was due to higher gross sales prices, which added approximately $33.9 million of Revenue. This was partially offset by lower Sales Volume, which reduced Revenue by approximately $6.0 million. Our market share remained relatively consistent during the three months ended December 31, 2021.

Operating Earnings increased 49% to $60.8 million, primarily because of higher gross sales prices. The increase in gross sales prices positively affected Operating Earnings by approximately $33.9 million. This was partially offset by lower Sales Volume and higher operating costs, which adversely affected Operating Earnings by approximately $1.8 million and $12.1 million, respectively. The higher operating costs were primarily related to freight, energy, and raw material costs, which reduced Operating Earnings by approximately $3.6 million, $3.5 million, and $4.4 million, respectively. The Operating Margin increased to 37% for the three months ended December 31, 2021, primarily because of higher gross sales prices, partly offset by higher operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Nine months ended December 31, 2021

Gypsum Wallboard Revenue increased 27% to $502.8 million for the nine months ended December 31, 2021. The increase was due to higher gross sales prices and Sales Volume, which contributed approximately $97.9 million and $7.9 million, respectively. Our market share remained relatively consistent during the nine months ended December 31, 2021.

Operating Earnings increased 59% to $190.4 million, primarily because of higher gross sales prices and Sales Volume. The increase in gross sales prices and Sales Volume positively affected Operating Earnings by approximately $97.9 million and $2.4 million, respectively. This was partially offset by higher operating costs, which adversely affected Operating Earnings by approximately $29.6 million. The higher operating costs were primarily related to freight, energy, and raw material costs which reduced Operating Earnings by approximately $9.4 million, $8.6 million, and $7.8 million, respectively. The Operating Margin increased to 38% for the nine months ended December 31, 2021, primarily because of higher gross sales prices, partly offset by higher operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2021	2020	Percentage Change	2021	2020	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Gross Revenue, including intersegment	$49,763	$39,602	26%	$140,828	$122,417	15%
Less intersegment Revenue	(21,238)	(15,864)	34%	(59,501)	(50,432)	18%
Gross Revenue, as reported	$28,525	$23,738	20%	$81,327	$71,985	13%
Freight and Delivery Costs billed to Customers	(2,120)	(1,361)	56%	(5,691)	(4,046)	41%
Net Revenue	$26,405	$22,377	18%	$75,636	$67,939	11%

Sales Volume (M Tons)	81	79	3%	252	243	4%
Average Net Sales Price, per ton (1)	$585.54	$484.92	21%	$535.55	$487.76	10%
Freight, per ton	$26.17	$17.23	52%	$22.58	$16.65	36%
Operating Margin, per ton	$29.00	$90.65	(68)%	$26.46	$85.22	(69)%
Operating Earnings	$2,349	$7,161	(67)%	$6,667	$20,708	(68)%

(1) Net of freight per ton.

Three months ended December 31, 2021

Recycled Paperboard Revenue increased 26% to $49.8 million during the three months ended December 31, 2021. The increase was primarily due to higher gross sales prices and Sales Volume, which positively affected Revenue by $8.9 million and $1.3 million, respectively. Higher gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings decreased 67% to $2.3 million, primarily because of higher operating costs, which reduced Operating Earnings by approximately $13.9 million. This was partially offset by higher gross sales prices and Sales Volume, which increased Operating Earnings by $8.9 million and $0.2 million, respectively. The increase in operating costs was primarily related to higher input costs, namely fiber and energy, which lowered Operating Earnings by approximately $11.2 million and $1.4 million, respectively. The Operating Margin declined to 5% because of increased operating costs, partially offset by higher gross sales prices. Although the Company has certain pricing provisions in its long-term sales agreements, prices are only adjusted at certain times throughout the year so the timing of price adjustments is not always in the same period as the change in costs.

Nine months ended December 31, 2021

Recycled Paperboard Revenue increased 15% to $140.8 million during the nine months ended December 31, 2021. The increase was due to higher gross sales prices and Sales Volume, which positively affected Revenue by $13.5 million and $4.9 million, respectively. Higher gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings decreased 68% to $6.7 million, primarily because of higher operating costs, which adversely affected Operating Earnings by $28.4 million. This was partially offset by higher gross sales prices and Sales Volume, which positively affected Operating Earnings by approximately $13.5 million and $0.8 million, respectively. The increase in operating costs was mainly related to higher input costs, namely fiber, and energy, which lowered Operating Earnings by approximately $24.7 million and $3.0 million, respectively. The Operating Margin decreased to 5% primarily because of higher operating costs, partially offset by increased gross sales prices. Although the Company has certain pricing provisions in its long-term sales agreements, prices are only adjusted at certain times throughout the year so the timing of price adjustments is not always in the same period as the change in costs.

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

Cash Flow

The following table provides a summary of our cash flows:

	For the Nine Months Ended December 31,
	2021	2020
	(dollars in thousands)
Net Cash Provided by Operating Activities	$428,878	$542,017
Investing Activities
Additions to Property, Plant, and Equipment	(55,188)	(45,541)
Proceeds from Sale of Businesses	—	91,022
Net Cash Provided by (Used in) Investing Activities	(55,188)	45,481
Financing Activities
Increase (Decrease) in Credit Facility	100,000	(560,000)
Proceeds from 2.500% Senior Unsecured Notes	743,692	—
Repayment of 4.500% Senior Unsecured Notes	(350,000)	—
Repayment of Term Loan	(665,000)	—
Dividends Paid to Stockholders	(20,538)	(4,163)
Purchase and Retirement of Common Stock	(435,975)	—
Proceeds from Stock Option Exercises	20,754	8,649
Premium Paid on Early Retirement of Senior Notes	(8,407)	—
Payment of Debt Issuance Costs	(7,985)	(1,718)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,359)	(1,130)
Net Cash Provided by (Used in) Financing Activities	(624,818)	(558,362)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$(251,128)	$29,136

Net Cash Provided by Operating Activities decreased by $113.2 million to $428.9 million during the nine months ended December 31, 2021. This decrease was primarily attributable to changes in working capital of $166.9 million and lower dividends from our Unconsolidated Joint Venture of $6.7 million. This was partially offset by higher Net Earnings, adjusted for non-cash charges, of approximately $60.5 million. The decline related to the changes in working capital was primarily due to approximately $130.0 million of Income Tax Receivables at March 31, 2020 being applied during the nine months ended December 31, 2020.

Working capital decreased by $270.6 million to $221.7 million at December 31, 2021, because of lower Cash and Inventories of approximately $246.1 million and $23.7 million, respectively, and higher Accounts Payable and Accrued Liabilities of $23.7 million. This was partially offset by increased Accounts Receivable and Income Tax Receivable of approximately $23.6 million and $6.1 million, respectively. The reduction in Cash was due to the redemption and repayment of our 4.500% Senior Unsecured Notes due 2026 and Term Loan in July 2021. The reduction in inventory was due to our normal sales cycle where we build inventory in the winter months to meet demand in the spring and summer.

The increase in Accounts Receivable at December 31, 2021, was primarily related to higher Revenue during the three months ended December 31, 2021, compared with the three months ended March 31, 2021. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 37% at December 31, 2021 and 43% at March 31, 2021. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at December 31, 2021. Notes Receivable are monitored on an individual basis, and no significant deterioration in the collectability of our Notes Receivable was identified at December 31, 2021.

Our Inventory balance at December 31, 2021 declined by approximately $23.7 million from our balance at March 31, 2021. Within Inventory, raw materials and materials-in-progress decreased by approximately $29.6 million and finished cement decreased by approximately $2.3 million. The decline in raw materials and materials-in-progress and finished cement is consistent with our business cycle; we generally build up clinker inventory over the winter months to meet the demand for cement in the spring and summer. This was partially offset by increases in Gypsum Wallboard, Recycled Paperboard, and Repair Parts inventories of $2.0 million, $2.3 million, and $3.7 million, respectively. The increases in repair parts inventory is primarily due to the build-up of inventory necessary for our scheduled outages over the next several months. The largest individual balance in our Inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence because our products are basic construction materials.

Net Cash Used in Investing Activities during the nine months ended December 31, 2021 was approximately $55.2 million, compared with Net Cash Provided by Investing Activities of $45.5 million during the same period in 2020, a decrease of approximately $100.7 million. The decrease was primarily related to the $91.0 million of cash received for the sale of businesses in fiscal 2021, and an increase of $9.7 million in capital spending in fiscal 2022 compared with fiscal 2021. The increase in capital spending was mainly related to higher spending in our Cement and Gypsum Wallboard businesses, partially offset by lower spending in our Recycled Paperboard business.

Net Cash Used in Financing Activities was approximately $624.8 million during the nine months ended December 31, 2021, compared with $558.4 million during the nine months ended December 31, 2020. During the first nine months of fiscal 2022, we had $436.0 million of share repurchases and retirements, increased Dividends Paid to Shareholders of $16.3 million, and Debt Issuance costs of $6.3 million. This was partially offset by an increase of $12.2 million of cash received from the exercise of stock options and a reduction in net borrowings of $388.7 million compared with fiscal 2021.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 41.0% and 40.5%, respectively, at December 31, 2021, compared with 42.8% and 35.6%, respectively, at March 31, 2021.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities at December 31, 2021:

Maturity
Revolving Credit Facility	July 2026
2.500% Senior Unsecured Notes	July 2031

See Footnote (M) to the Unaudited Consolidated Financial Statements for further details on the Company’s debt facilities, including interest rate, and financial and other covenants and restrictions.

The borrowing capacity of our Revolving Credit Facility is $750.0 million until July 1, 2026. The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At December 31, 2021 we had $100.0 million outstanding under the Revolving Credit Facility and $5.0 million of outstanding letters of credit. We are contingently liable for performance under $25.9 million in performance bonds relating primarily to our mining operations. We do not have any off-balance sheet debt, or any outstanding debt guarantees.

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

We have approximately $37.0 million of lease liabilities at December 31, 2021 that have an average remaining life of approximately 10.2 years.

Dividends

Dividends paid were $20.5 million and $4.2 million for the nine months ended December 31, 2021 and 2020, respectively. On May 19, 2021, we announced the reinstatement of our quarterly dividend that was suspended in fiscal 2021. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

During the nine months ended December 31, 2021, our share repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2021	—	$—	—
May 1 through May 31, 2021	110,000	143.77	110,000
June 1 through June 30, 2021	315,500	146.16	315,500
Quarter 1 Totals	425,500	$145.54	425,500
July 1 through July 31, 2021	298,044	$137.82	298,044
August 1 through August 31, 2021	509,402	150.19	509,402
September 1 through September 30, 2021	470,000	145.39	470,000
Quarter 2 Totals	1,277,446	$145.54	1,277,446
October 1 through October 31, 2021	278,000	$138.51	278,000
November 1 through November 30, 2021	451,500	158.87	451,500
December 1 through December 31, 2021	484,000	160.94	484,000
Quarter 3 Totals	1,213,500	$155.03	1,213,500
Year-to-Date Totals	2,916,446	$149.49	2,916,446	4,389,203

On April 18, 2019, the Board of Directors authorized us to repurchase an additional 10.0 million shares. This authorization brought the cumulative total of Common Stock our Board has approved for repurchase in the open market to 48.4 million shares since we became publicly held in April 1994. Through December 31, 2021, we have repurchased approximately 44.0 million shares.

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

During the nine months ended December 31, 2021, the Company withheld from employees 8,973 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is required once the Restricted Shares or Restricted Shares Units are vested.

Capital Expenditures

The following table details capital expenditures by category:

	For the Nine Months Ended December 31,
	2021	2020
	(dollars in thousands)
Land and Quarries	$14,034	$5,306
Plants	28,660	30,026
Buildings, Machinery, and Equipment	12,494	10,209
Total Capital Expenditures	$55,188	$45,541

Capital expenditures for fiscal 2022 are expected to range from $80.0 million to $90.0 million and will be allocated across both Heavy Materials and Light Materials sectors. These estimated capital expenditures will include maintenance capital expenditures and improvements, as well as other safety and regulatory projects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We have a $750.0 million Revolving Credit Facility at December 31, 2021, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $100.0 million of borrowings under the Revolving Credit Facility at December 31, 2021 would increase interest expense by approximately $1.0 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

EAGLE MATERIALS INC.
Registrant

January 27, 2022	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

January 27, 2022	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

January 27, 2022	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)