Form 10-K
period 2022-03-31
EAGLE MATERIALS INC
filed 2022-05-20
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended

March 31, 2022

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

The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $5.3 billion.

As of May 18, 2022, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	38,199,438

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on August 5, 2022 are incorporated by reference in Part III of this Report.

PART I

ITEM 1. Business

Overview

Eagle Materials Inc., through its subsidiaries, (the Company, which may be referred to as we, our, or us) is a leading manufacturer of heavy construction materials and light building materials in the United States. Our primary products, Portland Cement and Gypsum Wallboard, are commodities that are essential in commercial and residential construction; public construction projects; and projects to build, expand, and repair roads and highways. Demand for our products is generally cyclical and seasonal, depending on economic and geographic conditions. We distribute our products across many United States markets, which provides us with regional economic diversification.

The Company was founded in 1963 as a building materials subsidiary of Centex Corporation (Centex). It operated as a public company under the name Centex Construction Products, Inc. from April 19, 1994 to January 30, 2004, at which time Centex completed a tax-free distribution of its shares to its shareholders, and the Company was renamed Eagle Materials Inc. (NYSE: EXP).

We benefit from several competitive strengths that have enabled us to deliver consistently strong operating results and profitable growth. These strengths include:

Integrated plant network with a broad and diversified geographic reach - our plants are located near both raw material reserves and customers in high-growth U.S. markets. The location of our plants in various regions within the United States also provides geographical diversification which reduces exposure to individual regional construction cycles;

Low-cost producer position - our modern production lines, consistent maintenance programs, access to low-cost raw materials, and our continuous focus on implementing cost reduction initiatives help us minimize production costs across the network;

Production flexibility - enabling us to operate at high utilization levels generally, quickly position for downturns, and efficiently ramp up for demand rebounds;

Substantial raw material reserves and resources - between 25 to 50 years of primary raw material reserves for each of our cement and wallboard facilities, providing certainty of supply and enhancing our ability to control the cost of our primary raw materials; and

Proven management - our current management team has significant and valuable expertise, with an average industry experience of more than 20 years, spanning several business cycles. Management’s conservative balance sheet strategy focuses on maintaining prudent levels of leverage and liquidity through the business cycle, to protect the balance sheet through downturns and enable us to take advantage of growth opportunities, whether organic or through acquisitions.

Strategy

We rigorously pursue the following overarching strategic objectives that consistently differentiate us from our competitors and contribute to our margin performance and growth: maintaining our position as a low-cost producer in all our markets, maintaining a decentralized operating structure, operating solely in the United States in regionally diverse and attractive markets, achieving profitable growth through both strategic acquisitions and the organic development of our asset network, and operating in a socially and environmentally responsible manner.

Continuously innovate to advance our low-cost producer position

Our goal and the bedrock of our strategy is to be a low-cost producer in each of the markets in which we compete. We have right-sized capacity to service the markets we cover, and we focus diligently on reducing costs and making our operations more efficient to manage free cash flow though the economic cycle. Maintaining our low-cost position provides meaningful competitive, financial, and environmental benefits. The products we make are basic necessities and competition is often based largely on price, with consistent quality and customer service also being important considerations. Thus, being a low-cost producer is a competitive advantage and can lead to higher margins, better returns and stronger free cash flow generation. Being a low-cost producer is not only key to our commercial success, it also aligns to a significant extent with our commitment to sustainable environmental practices. To maintain our low-cost producer position, we are always innovating our production processes with the aim of using fewer resources to make the same products. We regularly invest in technologies at our facilities to control emissions and to modify the fuels that we burn.

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

Operate in regionally diverse and attractive markets

Demand for our products depends on construction activity which tends to correlate with population growth. While the Company’s markets include most of the United States, approximately 65% of our total revenue is generated in ten states: Colorado, Illinois, Kansas, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, and Texas. Population growth is a major driver of construction products and building materials demand. Population is expected to increase approximately 11% between the 2020 census and 2050 for these ten states, compared with 8% population growth for the United States as a whole, according to the latest update in April 2022 by Moody’s Analytics.

Achieve profitable growth through acquisition and organic development

We seek to grow the Company through acquisitions and the organic development of our asset network. Since 2012, we have expanded the Heavy Materials sector principally through acquisitions, with total investments of approximately $2.0 billion. These investments have more than doubled our U.S. cement capacity, making us the largest independent U.S. cement producer.

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

Operate in a socially and environmentally responsible manner

We aim to conduct all our operations in a way that enhances returns and maximizes positive social impact. We have articulated our agenda for environmental and social responsibility and our blueprint for improvement that encompasses land use, water, human resources, emissions, and the reduction of the carbon impacts of our products, which are all areas that we view as essential to our success. Our latest Environmental and Social Disclosure Report provides detail on our environmental and social initiatives such as improving our efficiency and long-term sustainability of our resources, ensuring the safety of our employees (see also Human Capital below), protecting human rights, and delivering value to our shareholders and society. The above reference to our Environmental and Social Disclosure Report does not mean that such report is incorporated by reference herein.

Capital allocation priorities

Our capital allocation priorities are intended to enhance shareholder value and are as follows: 1. investing in growth opportunities that meet our financial return standards and are consistent with our strategic focus; 2. operating capital investments to maintain and strengthen our low-cost producer positions; and 3. returning excess cash to shareholders, through our share repurchase program and dividends. In the past three years, we have invested nearly $700.0 million in acquisitions, $260.0 million in organic capital expenditures and approximately $956.0 million in share repurchases and dividends. Since becoming a public company in 1994, our share count is down nearly 45% and we have returned approximately $2.8 billion to our shareholders through a combination of share repurchases and dividends.

FISCAL 2022 EVENTS

Financial Highlights

Fiscal 2022 was a strong year for the Company, despite transportation disruptions, supply chain constraints, and the continuing COVID-19 pandemic. The following are some of the Company’s highlights for fiscal 2022 compared with fiscal 2021:

•
Record Revenue of $1,861.5 million, up 15%.
•
Net Earnings from Continuing Operations increased 12% to $374.2 million.
•
Expanded gross profit margin by 270 bps to 27.9%.
•
Diluted earnings per share from Continuing Operations increased 14% to 9.14.
•
Repurchased approximately 4.0 million shares of our stock.

During July 2021, we refinanced the principal components of our debt capital structure, in which we issued $750.0 million of 10-year senior notes with an interest rate of 2.5%, replacing our existing $350.0 million of 4.500% senior notes and our $665.0 million term loan, which was set to expire in August 2023.

SUBSEQUENT EVENTS

Amendment to the Revolving Credit Facility

On May 5, 2022, we amended our revolving credit facility to, among other things, add a $200.0 million term loan facility, extend the revolving credit facility to May 2027, establish the term loan maturity as May 2027, and to establish a SOFR-based reference rate in lieu of a LIBOR-based reference rate for the purpose of calculating interest on the loans outstanding under the Amended Credit Facility.

Acquisition of Concrete and Aggregates Assets

On April 22, 2022, we acquired the assets of a readymix concrete and aggregates business in northern Colorado (the ConAgg Acquisition). The purchase price of the ConAgg Acquisition was approximately $121.2 million. The ConAgg Acquisition will be included in our Heavy Materials sector, in the Concrete and Aggregates segment.

See Footnote (B) to the Audited Consolidated Financial Statements for more information regarding the ConAgg Acquisition.

HUMAN CAPITAL

As of March 31, 2022, the Company had approximately 2,200 employees, of which approximately 650 are salaried and approximately 1,550 are hourly. Approximately 700 of the hourly employees are employed under collective bargaining agreements and various supplemental agreements with local unions.

Recruiting, developing, and retaining qualified employees is essential to implement our strategy and maintain our low-cost position. All of our employees are provided with the training necessary to safely and effectively perform their responsibilities. The health and safety of our employees is the highest priority of management. In all our businesses we have implemented initiatives to improve safety in the workplace. We hold an annual safety conference during which we discuss a variety of topics, including training programs; sharing of best practices; and maintaining focus on leading indicators, such as near miss reporting, root cause analysis of all lost-time injuries, and sharing and discussing incidents that occurred during the past year. We also seek the assistance of outside parties in identifying potential safety trends and ways to mitigate identified risks.

Management reviews a variety of safety metrics, including leading and lagging indicators, and updates are provided to corporate management by the business units monthly throughout the year. During fiscal 2022, all of our business segments recorded lower total recordable incident rate (TRIR) averages than the applicable industry average. These results can be attributed to the continued focus on proactive safety initiatives described above.

Industry Segment Information

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. The primary end market for our Cement and Concrete and Aggregates segments is infrastructure. The primary end market for our Gypsum Wallboard and Recycled Paperboard segments is residential construction.

For information about the financial results of our business segments, including revenue, average net sales prices, sales volume and operating earnings, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Heavy Materials

Our Heavy Materials sector provides cement and concrete and aggregates for use in infrastructure, commercial, and residential construction. This sector comprises the Cement and Concrete and Aggregates segments. Demand has been strong for these construction products over the last several years. Cement consumption in the United States, as estimated by the United States Geological Survey (USGS), was up 4% to approximately 117.8 million short tons in calendar 2021, compared with 113.1 million short tons in calendar 2020, and imported cement consumption was 15% of total sales in calendar 2021 compared with 14% in calendar 2020.

Cement

Cement is the basic binding agent for concrete, a primary construction material. The principal sources of demand for cement are public infrastructure, commercial construction, and residential construction, with public infrastructure accounting for nearly 50% of cement demand. Because of its low value-to-weight ratio, the relative cost of transporting cement on land is high and limits the geographic area in which each producer can market its products profitably. Management believes shipments of cement by truck are generally limited to a 150-mile radius from each plant, with the shipping radius increasing to up to 300 miles by rail, and further by barge. Therefore, the U.S. cement industry comprises numerous regional markets rather than a single national market. Cement consumption is affected by the time of year and prevalent weather conditions. Cement sales are generally greatest from spring through the middle of autumn.

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

Limestone Resources and Reserves

We mine primarily limestone at our quarry operations serving each of our cement plants. The limestone mined at our quarries is then converted to cement, as outlined above. Each of our cement plants has its own dedicated limestone quarries, all of which have adequate access to highways and/or waterways. All of our mines, with the exception of one, are surface mines, which are mined using open pit techniques. We have one underground mine serving our plant in Sugar Creek, Missouri. All of our limestone reserves are located on properties that are in the production stage.

Mineral resources are defined as a concentration or occurrence of material of economic interest in or on the earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for its economic extraction. The amount of resources is a reasonable estimate, taking into account such factors as grade, location, and mining dimensions, while also considering the economic cost of extraction. Mineral resources are classified into three categories, discussed below in decreasing level of confidence. Measured mineral resources are based on conclusive geological evidence and sampling, meaning that evidence is sufficient to test and confirm geological and grade or quality continuity. After applying modifying factors (as noted below in the discussion of mineral reserves), measured resources may be converted to either proven or probable reserves. Indicated resources are based on adequate geological evidence and sampling, meaning that evidence is sufficient to establish geological and grade or quality continuity with reasonable certainty. After applying modifying factors, measured resources may be converted to probable reserves. Inferred resources are based on limited geological evidence and sampling, meaning that evidence is sufficient only to establish that geological and grade or quality continuity is more likely than not. Inferred resources may not be converted to reserves.

Mineral reserves are defined as an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. Mineral reserves are classified into two categories, discussed below in decreasing level of confidence. Proven mineral reserves are the economically mineable part of a measured mineral resource and only result from conversion of a measured mineral resource. Probable mineral reserves are the economically mineable part of an indicated and, in some cases, a measured mineral resource.

As of March 31, 2022, we had 321.0 million tons of proven and probable limestone reserves, and 679.2 million tons of measured and indicated limestone resources, exclusive of limestone reserves. Approximately 83% of our total reserves are owned, with the rest leased. The point of reference for resources other than the underground properties associated with the Sugar Creek location is reported on an in situ basis. Sugar Creek underground resources are reported on a recoverable basis. The point of reference for reserves other than the Louisville and Buda locations are reported on a recoverable or "run-of-mine" basis. Louisville and Buda are reported on an in situ basis. We do not consider any of our individual quarries to be material for disclosure purposes. All of our individual locations have at least 25 years of reserves, with most of our locations having in excess of 50 years. We obtained technical reports from a third party qualified person for each of our locations during fiscal 2022. These technical reports were prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K.

Below is a summary of our limestone resources, exclusive of limestone reserves, serving each of our cement plants at March 31, 2022:

	Limestone Resources (1)
	(tons in thousands)
Location	Measured	Indicated	Total Measured & Indicated	Inferred
Buda, Texas (2)	51,840	11,300	63,140	1,000
LaSalle, Illinois	13,100	7,700	20,800	1,400
Sugar Creek, Missouri	67,900	66,000	133,900	32,300
Laramie, Wyoming	60,100	46,900	107,000	360,300
Tulsa, Oklahoma	35,400	10,300	45,700	2,100
Fernley, Nevada	78,400	29,800	108,200	17,200
Louisville, Kentucky	67,500	99,900	167,400	119,200
Fairborn, Ohio	13,900	19,200	33,100	1,700
	388,140	291,100	679,240	535,200

(1) Measured, Indicated and Inferred resources are based on an initial assessment using average selling price assumptions ranging from $13.00 to $18.00, depending on location and market.

(2) Reflects the Company's 50% ownership interest.

Below is a summary of our limestone reserves serving each of our cement plants at March 31, 2022:

	Limestone Reserves (1)
	(tons in thousands)
Location	Proven	Probable	Total Proven & Probable	Fiscal 2022 tons mined
Buda, Texas (2)	29,600	10,000	39,600	1,600
LaSalle, Illinois	15,400	4,800	20,200	980
Sugar Creek, Missouri	24,400	7,700	32,100	1,130
Laramie, Wyoming	39,700	25,400	65,100	1,140
Tulsa, Oklahoma	28,400	4,600	33,000	890
Fernley, Nevada	18,600	6,500	25,100	500
Louisville, Kentucky	29,600	49,850	79,450	2,100
Fairborn, Ohio	26,400	—	26,400	920
	212,100	108,850	320,950	9,260

(1) The economic viability of our reserves were determined using average limestone prices ranging from $13.00 to $18.00 per ton, depending on location and market.

(2) Reflects the Company's 50% ownership interest.

All of our quarries are close to our operating facilities. See Item 2. Properties for the map showing the location of all of the companies operating facilities.

Internal Controls

We have compiled reserve and resource estimates with the assistance of third party qualified persons (QP). In general, the procedure for developing these estimates was a collaboration between site personnel and the QP for the individual site. Past exploration data was field verified and quality was verified by reviewing on-site lab certification or third party testing. Third party resource modeling was developed using verified past exploration data and field observations. Where applicable, site specific ore density, recovery, and loss parameters were used in order to calculate reserves. Property ownership, permit status, and lease evaluations were performed by the third party QP to evaluate the legal right to mine. When evaluating economic viability past income statements and operating costs were reviewed, as well as future operating and capital cost estimates. Commodity pricing was either taken from published USGS reports or from reasonable expected pricing given site location and haulage rates.

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

The following table sets forth information regarding our cement plants at March 31, 2022 (tons are in thousands of short tons):

Plant Location	Rated Annual Clinker Capacity (1)	Annual Grinding Capacity	Manufacturing Process	Number of Kilns	Kiln Dedication Date
Buda, TX (2)	1,300	1,435	Dry – 4 Stage Preheater/ Pre-calciner	1	1983
LaSalle, IL	1,000	1,100	Dry – 5 Stage Preheater/Pre-calciner	1	2006
Sugar Creek, MO	1,000	1,300	Dry – 5 Stage Preheater/Pre-calciner	1	2002
Laramie, WY	650	800	Dry – 2 Stage Preheater	1	1988
			Dry – Long Dry Kiln	1	1996
Tulsa, OK	600	900	Dry – Long Dry Kiln	1	1961
			Dry ‒ Long Dry Kiln	1	1964
Fernley, NV	500	550	Dry – Long Dry Kiln	1	1964
			Dry – 1 Stage Preheater	1	1969
Louisville, KY	1,550	1,800	Dry - 4 Stage Preheater/Pre-calciner	1	1999
Fairborn, OH	730	980	Dry – 4 Stage Preheater	1	1974
Total-Gross	7,330	8,865
Total-Net (3)	6,680	8,150

(1) One short ton equals 2,000 pounds.

(2) The amount shown represents 100% of plant capacity. This plant is owned by a separate limited partnership in which the Company has a 50% interest.

(3) Net of partner’s 50% interest in the Buda, Texas plant.

All of our cement subsidiaries are wholly owned except the Buda, Texas plant (the Joint Venture), which is owned by Texas Lehigh Cement Company LP, a limited partnership joint venture owned 50% by us, and 50% by Lehigh Cement Company LLC, a subsidiary of Heidelberg Cement AG.

Our cement production, including our 50% share of the cement Joint Venture production, totaled 6.9 million short tons for both fiscal 2022 and fiscal 2021, and 5.4 million short tons for fiscal 2020. Total net cement sales, including our 50% share of cement sales from the Joint Venture, were 7.5 million in both fiscal 2022 and fiscal 2021. Total net cement sales exceeds production due primarily to imports through the Houston import terminal.

Demand, Sales, and Distribution

The principal sources of demand for cement and slag are public infrastructure, private non-residential construction, and residential construction, with public infrastructure comprising nearly 50% of total demand. Cement consumption in the U.S. increased approximately 4% during calendar 2021 from calendar 2020, and the Portland Cement Association (PCA) forecasts cement consumption will increase slightly calendar 2022. Demand for cement is seasonal, particularly in northern states where inclement winter weather often affects construction activity. Cement sales are generally greatest from spring through the middle of autumn. Demand for slag has increased as the availability of fly ash has decreased due to the reduction in the use of coal to generate power.

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

Environmental and zoning regulations have made it increasingly difficult for the U.S. cement industry to expand existing facilities and to build new cement facilities. Although we cannot predict which policies will be adopted in the future by federal, state, and local governmental bodies, we anticipate that future restrictions will likely continue to make zoning and permitting of new capacity additions difficult. This could potentially enhance the value of our existing facilities. Furthermore, cost-efficient alternatives to cement are currently limited, and the availability of some alternatives is diminishing. For example, the availability of fly ash, a cement replacement, has decreased because of the retirement of coal-fired power plants and the conversion of power plants from coal to natural gas and other forms of energy.

The difficulty in adding cement capacity, coupled with limited alternatives, leads to high U.S. cement manufacturing utilization rates, as well as the need for imported cement when demand levels are high. Cement imports into the U.S. occur mostly to supplement domestic cement production or to supply a particular region. Cement is typically imported into deep water ports along the coast or on the Great Lakes, or transported on the Mississippi River system near major population centers. Our position in the U.S. heartland, away from most import terminals, provides a degree of insulation from coastal imports, given the expense of transporting cement from deep water ports into the heartland regions. This geographic position further enhances the value of our plant network.

The USGS estimates that imports represented approximately 15% of cement used in the U.S. during calendar 2021, compared with 14% in calendar 2020. Based on the normal distribution of cement into the market, we believe that no less than approximately 5% to 10% of the total U.S. consumption will consistently be served by imported cement.

The following table sets forth information regarding the geographic areas served by each of our cement and slag plants and the location of our distribution terminals in each area. We have 29 cement storage and distribution terminals that are strategically located to extend the sales areas of our plants.

Plant Location	Type of Plant	Operating Company Name	Principal Geographic Areas	Distribution Terminals (1)
Buda, Texas	Cement	Texas Lehigh Cement Company LP	Texas and western Louisiana	Corpus Christi, Texas; Houston, Texas; Roanoke (Fort Worth), Texas; Waco, Texas; Houston Cement Company (Joint Venture), Houston, Texas
LaSalle, Illinois	Cement	Illinois Cement Company	Illinois, Michigan and southern Wisconsin	Hartland, Wisconsin; South Beloit, Illinois; Ottawa, Illinois
Sugar Creek, Missouri	Cement	Central Plains Cement Company	Western Missouri, eastern Kansas, eastern Nebraska, and Iowa	Sugar Creek, Missouri; Wichita, Kansas; Omaha, Nebraska; Altoona, Iowa;
Tulsa, Oklahoma	Cement	Central Plains Cement Company	Oklahoma, western Arkansas, and southern Missouri	Oklahoma City, Oklahoma; Springfield, Missouri
Laramie, Wyoming	Cement	Mountain Cement Company	Wyoming, Utah, Colorado, and western Nebraska	Salt Lake City, Utah; Denver, Colorado; North Platte, Nebraska
Fernley, Nevada	Cement	Nevada Cement Company	Northern Nevada and northern California	Sacramento, California
Louisville, Kentucky	Cement	Kosmos Cement Company	Kentucky, Ohio, Indiana, West Virginia, eastern Illinois, western Pennsylvania, and northern Tennessee	Indianapolis, Indiana; Ceredo, West Virginia; Lexington, Kentucky (2); Cincinnati, Ohio; Pittsburgh, Pennsylvania; Charleston, West Virginia; Mount Vernon, Indiana (2)
Fairborn, Ohio	Cement	Fairborn Cement Company	Ohio, eastern Indiana, and northern Kentucky	Columbus, Ohio
Chicago, Illinois	Slag	Skyway Cement Company	Illinois, Pennsylvania, Iowa, Ohio, Minnesota, Missouri and Kansas	Kansas City, Missouri; Etna, Pennsylvania; Fairfield, Ohio (2)

(1) Each of the distribution terminals listed in this table is capable of handling cement and/or slag.

(2) These facilities are being leased.

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

No single customer accounted for more than 10% of our Cement segment sales during fiscal 2022. We do not typically enter into long-term cement sales contracts or have a significant level of order backlog.

Raw Materials and Fuel Supplies

The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained mainly through mining and extraction operations conducted at mines and quarries that we own or lease, and that are located in close proximity to our plants. We believe the estimated recoverable limestone reserves and resources we own or lease will permit each of our plants to operate at our present production capacity for at least 25 years. We are actively seeking to upgrade our extensive high-quality resource base at existing properties to reserves, or acquire additional limestone reserves close to our plants and believe we will be able to acquire more reserves in the future. All properties have additional resources that have potential with additional engineering and evaluation to be upgraded to reserves. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore, and gypsum. These materials are readily available and can be obtained either from Company-owned or leased reserves, or can be purchased from outside suppliers.

We utilize coal, petroleum coke, natural gas, and alternative fuels to fuel our cement plants. The cost of fuel and power increased throughout fiscal 2022, compared with fiscal 2021, due primarily to higher natural gas prices and increased freight for coal and petroleum coke. We expect the cost of fuel and power to continue to rise in fiscal 2023, with the cost of natural gas being affected by increased demand and global economic conditions and the price of coal and petroleum coke increasing due to lower availability and higher freight costs. In keeping with our commitment to sustainability and cost management, we continue to expand the use of alternative fuels at our cement facilities.

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

Cement Kiln Dust – Because much of Cement Kiln Dust (CKD) is unreacted raw materials, it is often returned to the production process. Substantially all CKD produced in connection with our ongoing operations is recycled, and therefore such CKD is not viewed as a waste under the Resource Conservation and Recovery Act (RCRA). However, CKD was historically collected and stored on-site at our Nevada, Missouri, Oklahoma and Wyoming cement plants and at a former plant site in Corpus Christi, Texas, which is no longer producing cement. Currently, CKD waste is generally excluded from the definition of hazardous waste under the federal regulations. The U.S. Environmental Protection Agency (EPA) has been evaluating the regulatory status of CKD under the RCRA since 2002, and thus far has not changed its approach. If either the EPA or the states decide to reclassify or impose new management standards on this CKD at some point in the future, we could incur additional costs to comply with those requirements with respect to our historically collected CKD. CKD that comes in contact with water might produce a leachate with an alkalinity high enough to be classified as hazardous and might also leach certain hazardous trace metals therein.

Potential Greenhouse Gas Regulation – The potential regulation of our emission of greenhouse gases (GHGs), including carbon dioxide, could affect our cement operations because (1) the cement manufacturing process requires the combustion of large amounts of fuel to generate very high kiln temperatures; and (2) the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide. Curbing GHG emissions is a clear priority for the Biden administration, and as part of rejoining the Paris Agreement, President Biden announced that the United States would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. Further, several states have individually implemented or are presently considering measures to reduce emissions of GHGs, primarily through the planned development of GHG inventories or registries, or regional GHG cap and trade programs. It is not possible at this time to predict how any future legislation that may be enacted or final EPA regulations that may be adopted to address GHG emissions would impact our business. However, any imposition of raw materials or production limitations, fuel-use or carbon taxes, or emission limitations or reductions could have a significant impact on the cement manufacturing industry and a material adverse effect on us and our results of operations.

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

Air Quality Standards for Ozone – The EPA is engaged in an ongoing review and implementation of the national ambient air quality standards (NAAQS) for ozone. Nonattainment designations in or surrounding our areas of operations could have a material impact on our consolidated financial results. The CAA requires the EPA to review, and if necessary, revise the NAAQS every five years. Most recently, in December 2020, the Trump Administration announced its decision to retain the 2015 ozone NAAQS set by the Obama Administration without change. This December 2020 final action, however, is subject to legal challenge and is currently being reviewed by the EPA pursuant to President Biden’s executive order directing federal agencies to review certain environmental actions taken by the Trump Administration

In addition, on April 6, 2022, the EPA published a proposed Federal Implementation Plan (FIP) addressing twenty-six states’ obligations to eliminate significant contributions to nonattainment, or interference with maintenance, of the 2015 ozone NAAQS in other states. Relevant states subject to the proposed FIP include Illinois, Kentucky, Missouri, Nevada, Ohio, Oklahoma, Texas, and Wyoming. The proposed FIP includes measures for establishing nitrogen oxide (NOx) emissions limits applicable to certain industrial stationary sources beginning in 2026, among other things. Notably, the proposed FIP lists kilns in cement manufacturing facilities as stationary sources subject to the proposed NOx emissions limits. To the extent that the final FIP imposes strict NOx budgets or emission limitations, it could have a significant impact on the cement manufacturing industry and a material adverse effect on us and our results of operations.

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

In fiscal 2022, we had $1.0 million of capital expenditures related to compliance with environmental regulations applicable to our cement operations. We anticipate spending $4.2 million during fiscal 2023.

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

On April 22, 2022, we closed the ConAgg Acquisition, for which we paid approximately $121.2 million. Included in the ConAgg acquisition were three concrete readymix locations, two aggregate mining operations, three aggregate recycling locations, and approximately 24 concrete trucks. See Footnote (B) to the Audited Consolidated Financial Statements for more information regarding the ConAgg Acquisition.

Concrete Plants

We produce and distribute readymix concrete from company-owned sites in Central Texas; the greater Kansas City area; and northern Nevada. The following table sets forth information regarding these operations, as of March 31, 2022:

Location	Number of Plants	Number of Trucks
Central Texas	9	82
Kansas City Area	9	82
Northern Nevada	8	49
Total	26	213

Aggregate Resources and Reserves

We conduct aggregate operations near our concrete facilities. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company.

Mineral resources and reserves for our aggregate plants consist of both sand and gravel, and limestone, and are defined similarly to how these reserves are defined for our Cement business. See page 6 for a more detailed description of how we define mineral resources and reserves.

As of March 31, 2022, we had 90.9 million tons of proven and probable aggregate reserves and 20.8 million tons of measured and indicated aggregate resources, exclusive of aggregate reserves. Approximately 12% of our reserves are owned, with the rest covered under leases expiring between 2040 and 2060. We do not consider any of our individual quarries to be material for disclosure purposes. All of our individual locations have at least 25 years of reserves.

The following table sets forth certain information regarding our aggregate facilities as well as aggregate resources, exclusive of aggregate reserves, at March 31, 2022:

			Aggregate Resources (1)
			(tons in thousands)
Location	Types of Aggregates	Estimated Annual Production Capacity (Thousand tons)	Measured	Indicated	Total Measured & Indicated	Inferred
Central Texas	Limestone and Gravel	2,500	—	—	—	74,700
Kansas City Area (2)	Limestone	—	—	—	—	25,000
Northern Nevada	Sand and Gravel	650	15,000	5,800	20,800	16,800
		3,150	15,000	5,800	20,800	116,500

(1) Aggregate resources are reported on an in situ basis.

(2) The Company is currently not operating its aggregate facility in the Kansas City area.

The following table sets forth certain information regarding our aggregate reserves at March 31, 2022:

	Aggregate Reserves (1)
	(tons in thousands)
Location	Proven	Probable	Total Proven & Probable	Fiscal 2022 Tons Mined
Central Texas	61,500	—	61,500	1,815
Kansas City Area (2)	—	—	—	—
Northern Nevada	25,500	3,900	29,400	700
	87,000	3,900	90,900	2,515

(1) Aggregate reserves are reported on saleable product basis.

(2) The Company is currently not operating its aggregate facility in the Kansas City area.

The internal controls over our resource and reserve estimates have been compiled similar to those in our cement business. See page 7 for a more detailed description of our internal controls over resource and reserve estimation.

Our total net aggregates sales (excluding intercompany tons sold) were 1.5 million tons in fiscal 2022 and 2.0 million tons in fiscal 2021. The amount sold in fiscal 2021 excludes sales by Western Aggregates, which was sold in April 2020. Total aggregates production was 2.5 million tons in both fiscal years 2022 and 2021, and 3.3 million tons in fiscal 2020. The decline in aggregates sales in fiscal 2022 was primarily due to lower sales in the Central Texas region because of delays in several infrastructure projects. The decline in aggregate production from fiscal 2020 to fiscal 2021 was primarily due to the sale of our aggregates business in northern California in April 2020. A portion of our total aggregates production is used internally by our readymix concrete operations in Texas and northern Nevada.

Demand, Sales, and Distribution

Demand for readymix concrete and aggregates largely depends on local levels of construction activity. Construction activity is also subject to weather conditions, the availability of financing at reasonable rates, and overall fluctuations in local economies, and therefore tends to be cyclical. We sell readymix concrete to numerous contractors and other customers in each plant’s marketing area. Our batch plants in Central Texas, the greater Kansas City area, and northern Nevada are strategically located to serve each marketing area. Concrete is delivered from the batch plants primarily by company-owned trucks. We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from our plants by common carriers and customer pickup. No single customer accounted for more than 10% of fiscal 2022 segment revenue.

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

We mine and extract limestone, sand, and gravel, the principal raw materials used in the production of aggregates, from quarries owned or leased by us and located near our plants. On average, our aggregate reserves exceed 25 years based on normalized production levels.

Cost of materials and diesel fuel are the two biggest expense items for readymix concrete, and they increased by 9% and 20%, respectively, in fiscal 2022 compared with fiscal 2021. We anticipate these costs to increase again in fiscal 2023.

Environmental Matters

The concrete and aggregates industry is subject to environmental regulations similar to those governing our Cement operations. (See pages 11-12.)

In fiscal 2022, we had $0.2 million of capital expenditures related to compliance with environmental regulations applicable to our Concrete and Aggregates operations. We do not anticipate any material spending related to compliance with environmental regulations applicable to our Concrete and Aggregates operations during fiscal 2023.

Light Materials

Our Light Materials sector is comprised of the Gypsum Wallboard segment, which produces gypsum wallboard used in residential and commercial buildings, and the Recycled Paperboard segment, which produces paper primarily used in the manufacture of gypsum wallboard. Operations in this sector are concentrated in the Sun Belt of the United States, which we define as the lower half of the United States, but not California, where the population is projected to grow approximately 18% between 2020 and 2050, according to the latest update in April 2022 by Moody’s Analytics. Population growth is a key long-term driver of demand for gypsum wallboard and recycled paperboard.

Gypsum Wallboard

Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial, and industrial structures. Our gypsum wallboard products are marketed under the name American Gypsum.

The gypsum wallboard manufacturing process involves four main steps, as shown in the graphic below:

Gypsum Wallboard Plants, Resources and Reserves

We own and operate five gypsum wallboard plants, outlined in the table below. We anticipate running all of our facilities at the level required to meet customer demand, up to maximum capacity. Our gypsum wallboard is distributed in the geographic markets nearest to our production facilities.

Four of our five gypsum wallboard plants are supplied with gypsum from our nearby gypsum quarries, while our wallboard plant in South Carolina is supplied with gypsum under a long-term supply contract with a third party. We have adequate access to all of our quarries.

Mineral resources and mineral reserves for our Gypsum Wallboard business are defined similarly to how these reserves are defined for our Cement business. See page 6 for a more detailed description of how we define mineral resources and reserves.

As of March 31, 2022, we had 62.5 million tons of proven and probable gypsum reserves, and 141.9 million tons of measured and indicated gypsum resources, exclusive of gypsum reserves. Approximately 62% of our reserves are owned, with the rest leased. We do not consider any of our individual quarries to be material for disclosure purposes. We obtained technical reports from a third party QP for each of our locations during fiscal 2022. These technical reports were prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K.

The following table sets forth certain information regarding our gypsum wallboard plants and gypsum resources, exclusive of gypsum reserves, at March 31, 2022:

		Gypsum Resources (1) (2)
		(tons in thousands)
Location	Approximate Annual Gypsum Wallboard Capacity (MMSF) (3)	Measured	Indicated	Total Measured & Indicated	Inferred
Albuquerque, New Mexico	425	41,800	16,000	57,800	6,300
Bernalillo, New Mexico (4)	550	n/a	n/a	n/a	n/a
Gypsum, Colorado	700	13,200	300	13,500	—
Duke, Oklahoma	1,300	27,900	42,700	70,600	59,000
Georgetown, South Carolina (5)	900	n/a	n/a	n/a	n/a
Total	3,875	82,900	59,000	141,900	65,300

(1) Gypsum resources are shown on an in situ basis.

(2) Measured, Indicated and Inferred resources are based on an initial assessment using average selling price assumptions ranging from $13.50 to $15.50, depending on location and market.

(3) Million Square Feet (MMSF) based on anticipated product mix.

(4) The same resources serve both New Mexico plants.

(5) In 2006 we signed a 60-year supply agreement for synthetic gypsum with Santee Cooper that expires in 2068.

The following table sets forth our gypsum reserves at March 31, 2022:

	Gypsum Reserves (1) (2)
	(tons in thousands)
Location	Proven	Probable	Total Proven & Probable	Fiscal 2022 Tons Mined
Albuquerque, New Mexico	20,400	3,600	24,000	444
Bernalillo, New Mexico (3)	n/a	n/a	n/a	n/a
Gypsum, Colorado	—	12,700	12,700	496
Duke, Oklahoma	7,500	18,300	25,800	607
Georgetown, South Carolina (4)	n/a	n/a	n/a	n/a
Total	27,900	34,600	62,500	1,547

(1) Gypsum reserves are shown on a recoverable basis.

(2) The economic viability of our reserves were determined using average gypsum prices ranging from $13.50 to $15.50 per ton, depending on location and market.

(3) The same reserves serve both New Mexico plants.

(4) In 2006 we signed a 60-year supply agreement for synthetic gypsum with Santee Cooper that expires in 2068.

The internal controls over our resource and reserve estimates have been compiled similar to those in our cement business. See page 7 for a more detailed description of our internal controls over resource and reserve estimation.

Our Gypsum Wallboard production totaled 2,982 MMSF in fiscal 2022 and 2,907 MMSF in fiscal 2021. Total Gypsum Wallboard sales were 2,944 MMSF in fiscal 2022, 2,857 MMSF in fiscal 2021, and 2,694 MMSF in fiscal 2020.

Demand, Sales, and Distribution

The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodeling, (iii) non-residential construction, and (iv) other markets such as manufactured housing. According to the Gypsum Association, industry shipments of gypsum wallboard increased 4% to 27.3 billion square feet in calendar 2022. We estimate that residential construction and repair and remodel accounted for more than 80% of calendar 2021 industry sales.

Demand for gypsum wallboard closely follows construction industry cycles, particularly housing construction. Demand for wallboard can be seasonal and is generally highest from spring through the middle of autumn.

We sell gypsum wallboard to numerous building-materials dealers, gypsum wallboard specialty distributors, lumber yards, home-center chains, and other customers located throughout the United States, with the exception of the Northeast. Gypsum wallboard is sold on a delivered basis, mostly by truck. We generally use third-party common carriers for deliveries. Two customers collectively accounted for approximately 30% of our Gypsum Wallboard segment sales during fiscal 2022.

Although gypsum wallboard is distributed principally in local areas, certain industry producers (including the Company) have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to regions where demand is strong. Our rail distribution capabilities permit us to service customers in markets on both the east and west coasts, except for the Northeast. Less than 10% of our Wallboard volume sold during fiscal 2022 was delivered via rail.

There are currently six manufacturers of gypsum wallboard in the U.S., operating a total of 61 plants with a total of 71 lines, per the Gypsum Association. We estimate that the four largest producers ‒ Knauf, National Gypsum Company, Certainteed, and Koch Industries ‒ account for approximately 85% of gypsum wallboard sales in the U.S. Total wallboard-rated production capacity in the United States is currently estimated by the Gypsum Association at approximately 34.9 billion square feet per year.

Raw Materials and Fuel Supplies

We mine and extract natural gypsum, the principal raw material used in the manufacture of gypsum wallboard, from quarries owned, leased, or subject to mining claims owned by the Company and located near our plants. Certain of our New Mexico reserves are under lease with the Pueblo of Zia. Gypsum ore reserves at the Gypsum, Colorado plant are contained within a total of 115 placer claims encompassing 2,300 acres. Included in this are 94 unpatented mining claims, where mineral rights can be developed upon completion of permitting requirements. We are currently in the thirteenth year of a 60-year supply agreement (original 20-year term with two 20-year extension options) with a public utility in South Carolina for synthetic gypsum, which we use at our Georgetown, South Carolina plant. If the utility is unable to generate the agreed-upon amount of gypsum, it is responsible for providing gypsum from a third party to fulfill its obligations.

Through our modern low-cost paperboard mill, we manufacture sufficient quantities of paper necessary for our gypsum wallboard production. Paper is a significant cost component in the manufacture of gypsum wallboard, currently representing approximately one-third of our production cost. Paper costs are anticipated to increase in the first half of fiscal 2023, which is expected to increase our manufacturing cost. See Raw Materials and Fuel Supplies in the Recycled Paperboard section for more discussion.

Our gypsum wallboard manufacturing operations use natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by three gas producers under gas-supply agreements expiring in October 2023 for Colorado,

South Carolina, and Oklahoma. If the agreements are not renewed, we anticipate being able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. For our Albuquerque plant, we have an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for our Gypsum, Colorado facility is generated at the facility by a cogeneration power plant that we own and operate. Currently, the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Natural gas costs represented approximately 10% of our production costs in fiscal 2022.

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

As discussed in greater detail in the “Environmental Matters” section for Cement, the EPA in October 2015 strengthened the NAAQS for ozone by lowering the primary and secondary standards from 75 parts per billion (ppb) to 70 ppb. The EPA completed its attainment/nonattainment designations for the revised standards for all areas of the United States in July 2018. In December 2020, the Trump Administration announced its decision to retain the 2015 ozone NAAQS without change. This December 2020 final action, however, is subject to legal challenge and is currently being reviewed by the EPA pursuant to President Biden’s executive order directing federal agencies to review certain environmental actions taken by the Trump Administration. The EPA has not announced whether it plans to uphold or revise the 2020 ozone NAAQS. Consequently, if areas in or surrounding our operations obtain nonattainment designations, or if the EPA chooses to revise and lower the current ozone NAAQS, our consolidated financial results may be materially impacted.

Our gypsum wallboard manufacturing process combusts natural gas. It is possible that GHG emissions from our manufacturing could become subject to regulation under the CAA as the EPA begins issuing new regulations to achieve President Biden’s GHG emission reduction goals. For a more detailed discussion of this issue, see the “Environmental Matters” section of our Cement business description on pages 11-12.

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

There were $0.1 million of capital expenditures related to compliance with environmental regulations applicable to our Gypsum Wallboard operations during fiscal 2022. We do not anticipate any material capital expenditures related to our Gypsum Wallboard operations during fiscal 2023.

Recycled Paperboard

Our Recycled Paperboard manufacturing operation, which we refer to as Republic Paperboard Company, is located in Lawton, Oklahoma and has a technologically advanced paper machine designed primarily for gypsum liner production utilizing 100% recycled paper. The paper’s uniform cross-directional strength and finish characteristics facilitate the efficiencies of new high-speed wallboard manufacturing lines and improve the efficiencies of the slower wallboard manufacturing lines. Although the machine was designed primarily to manufacture gypsum liner products, we are also able to manufacture several alternative products, including containerboard grades and lightweight packaging grades. We currently estimate the annual capacity of our paper mill to be approximately 390,000 tons.

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

Demand, Sales, and Distribution

Our manufactured recycled paperboard products are sold to gypsum wallboard manufacturers and other industrial users. During fiscal 2022, approximately 40% of the recycled paperboard sold by our paper mill was consumed by the Company’s Gypsum Wallboard manufacturing operations. We have contracts with two other gypsum wallboard manufacturers that expire in the next two to three years, that represent approximately 50% of our total segment revenue, with the remaining volume shipped to other gypsum wallboard manufacturers. The loss of any of these contracts or a termination or reduction of their current production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

Raw Materials and Fuel Supplies

The principal raw materials in recycled paperboard are recycled paper fiber (recovered waste paper), water, and specialty paper chemicals. The largest waste paper source used by the operation is old corrugated containers (known as OCC). A blend of high grades (white papers consisting of ink-free papers, such as news blank and unprinted papers) is used in the gypsum liner facing paper, white top linerboard, and white bag liner grades.

We believe that an adequate supply of recycled paper fiber will continue to be available from sources located within a reasonable proximity of the paper mill. Although we have the capability to receive rail shipments, the vast majority of the recycled fiber purchased is delivered via truck. Prices are subject to market fluctuations based on generation of material (supply), demand, and the presence of the export market. Fiber pricing, on average, increased approximately 50% during fiscal 2022 compared with fiscal 2021. We expect fiber prices to remain consistent for the remainder of fiscal 2023. Current gypsum liner customer contracts include price escalators that partially offset and compensate for changes in raw material fiber prices. The chemicals used in the paper making operation, including size, retention aids, biocides, and bacteria controls, are readily available from several manufacturers at competitive prices.

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

Paperboard operations are generally large consumers of energy, mostly natural gas and electricity. Electricity is supplied to the paper mill by Public Service of Oklahoma (PSO), and they have requested an increase in rates for fiscal 2023. Oklahoma is a regulated state for electricity services, and all rate change requests must be presented to the Oklahoma Corporation Commission for review and approval before implementation. At this time, we are unable to estimate how much of the increase will be granted by the Oklahoma Corporation Commission. This power company has been moving its fuel source dependency to natural gas, which could affect our electricity rates in future years. Natural gas costs in fiscal 2022 increased compared with fiscal 2021. Natural gas costs are expected to trend higher in fiscal 2023 due to increased demand and global economic conditions.

Environmental Matters

There were no capital expenditures related to compliance with environmental regulations applicable to our Recycled Paperboard operations during fiscal 2022. We anticipate spending $2.0 million during fiscal 2023.

Where You Can Find More Information

We publish our annual reports on Form 10-K and Form DEF 14A, Annual Proxy Statement; our quarterly reports on Form 10-Q; and current reports on Form 8-K. These reports along with all amendments to them, are available free of charge through the Investor Relations page of our website, located at eaglematerials.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (SEC). This reference to our website is intended solely to inform investors where they may obtain additional information; the materials and other information presented on our website are not incorporated in and should not otherwise be considered part of this Report. Additionally, investors may obtain information by contacting our Investor Relations department directly at (214) 432-2000 or by writing to Eagle Materials Inc., Investor Relations, 5960 Berkshire Lane, Suite 900, Dallas, Texas 75225.

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

COVID-19 RISK FACTORS

A pandemic, epidemic, or other public health emergency, such as the COVID-19 pandemic, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic. The COVID-19 pandemic resulted in governments in the United States and elsewhere in the world implementing or reimplementing strict measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world enacted fiscal and monetary stimulus measures to counteract the impacts of the COVID-19 pandemic and may take further action as circumstances warrant.

Consistent with federal guidelines and with state and local orders to date, we currently continue to operate across our entire network. Notwithstanding the fact that we have been able to continue our operations, the COVID-19 pandemic has had and may in the future have negative impacts on our operations, supply chain, transportation networks and customers, which may lower our revenues and earnings, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. The extent to which the COVID-19 pandemic or any worsening thereof in our primary areas of operation will impact our business, results of operations, financial condition or cash flows will depend on future developments, which remain highly uncertain and cannot be predicted, including, but not limited to, the duration and geographic spread of the outbreak, its severity, the actions to contain the virus or treat its impact including the reimplementation of restrictions on economic activity following new outbreaks, the availability, durability and efficacy of vaccines, the long-term impacts of the virus on transportation revenues, government budgets and other funding priorities and the extent and pace at which normal economic and operating conditions can resume. There can be no assurance that we will not be impacted by adverse consequences that may be brought about by pandemics on global financial markets, which may reduce resources, share prices and financial liquidity and may severely limit the availability of financing capital.

INDUSTRY RISK FACTORS

We are affected by the level of demand in the construction industry.

Demand for our construction products and building materials is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. Although we expect an increase in infrastructure spending by the federal and some state and local governments due to the passage of the Infrastructure Investment and Jobs Act in November 2021, infrastructure spending may be adversely affected by several factors, including the budget constraints by federal, state and local governments. Any decrease in the amount of government funds available for such projects or any decrease in construction activity in general (including any weakness in residential or commercial construction) could have a material adverse effect on our business, financial condition, and results of operations.

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

Many of the products sold by us are commodities, and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions, and other market conditions beyond our control. Increases in the production capacity of industry participants for products such as gypsum wallboard, or cement (including in connection with the increased use of Portland Limestone Cement) or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. Currently, there continues to be significant excess nameplate capacity in the gypsum wallboard industry in the United States. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition, and results of operations.

ECONOMIC, POLITICAL, AND LEGAL RISK FACTORS

Our and our customers’ operations are subject to extensive governmental regulation, including environmental laws, which can be costly and burdensome.

Our operations and those of our customers are subject to and affected by federal, state, and local laws and regulations with respect to such matters as land usage, street and highway usage, noise level, and health and safety and environmental matters. In many instances, various certificates, permits, or licenses are required in order for us or our customers to conduct business or carry out construction and related operations. For example, certain of our waste-burning cement kilns are subject to the Standards of Performance for New Sources and Emissions Guidelines for Existing Sources for Commercial/Industrial Solid Waste Incinerators (the CISWI Rule). Although we believe that we are in compliance in all material respects with applicable regulatory requirements, there can be no assurance that we will not incur material costs or liabilities in connection with regulatory requirements or that demand for our products will not be adversely affected by regulatory issues affecting our customers. In addition, future developments, such as the discovery of new facts or conditions, the enactment or adoption of new or stricter laws or regulations, or stricter interpretations of existing laws or regulations, may impose new liabilities on us, require additional investment by us, or prevent us from opening, expanding, or modifying plants or facilities, any of which could have a material adverse effect on our financial condition or results of operations. Further, many of the states in which we operate contain at least one “area” that was designated as being in nonattainment for the 2015 ozone National Ambient Air Quality Standards (NAAQS). We may be required to meet new control requirements in these states requiring significant capital expenditures for compliance.

Climate change and climate change legislation or regulations may adversely affect our business, including potential physical and financial impacts.

The effects of climate change and legislation and regulation concerning GHGs could have a material adverse effect our financial condition, results of operations, and liquidity. A number of governmental bodies have finalized, proposed, or are contemplating legislative and regulatory changes in response to the potential effects of climate change. Such legislation or regulation has and potentially could include provisions for a “cap and trade” system of allowances and credits or a carbon tax, among other provisions. Any future laws or regulations addressing GHG emissions would likely have a negative impact on our business or results of operations, whether through the imposition of raw material or production limitations, fuel-use, or carbon taxes emission limitations or reductions, or otherwise. Notably, curbing GHG emissions and tackling climate change is a clear priority for President Biden’s administration.

Any additional regulatory restrictions on emissions of GHGs imposed by the EPA will likely impact our cement plants, each of which currently file annual reports of GHG emissions as required by the EPA reporting rule. However, it is currently impossible to estimate the cost of any such future requirements at this time. In addition, we may not be able to recover any increased operating costs, taxes or capital investments relating to GHG emission limitations at those plants from our customers in order to remain competitive in pricing in the relevant markets.

The effects of future climate change legislation and regulation concerning GHGs are highly uncertain and difficult to estimate. However, because a chemical reaction inherent to the manufacture of Portland cement releases carbon dioxide, a GHG, cement kiln operations may be disproportionately affected by future regulation of GHGs. Our cement plants, like those of other cement operators, require combustion of significant amounts of fuel to generate high kiln temperatures and create carbon dioxide as a product of the calcination process, which is an unavoidable step in making cement clinker. Accordingly, we continue to closely monitor GHG regulations and legislation and its potential impact on our cement business. There is also a potential for climate change legislation and regulation to adversely affect the cost of purchased energy and electricity.

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

Increasing regulatory, stakeholder, and societal environmental, social, governance, and other sustainability (ESG) matters and our response to these matters could negatively affect our business.

We are subject to increasing governmental, stakeholder and societal attention to ESG matters, including, climate change, air emissions, waste management, water management, community engagement, human rights, labor, health and safety, and information disclosure. Such attention may alter the environment in which we do business and may increase the ongoing costs of compliance, assessment and reporting and adversely impact our financial condition, results of operations, and liquidity. Non-compliance with, or a failure to address, the regulatory, stakeholder and societal expectations and accompanying emerging ESG regulation and policy requirements (and related interpretations) may result in potential cost increases, fines, penalties, production restrictions, brand or reputational damage, loss of customers, failure to retain and attract talent and investor activism.

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

Our operations rely on the secure processing, storage, and transmission of confidential, sensitive, proprietary, and other types of information relating to our business operations. We also rely on confidential and sensitive information about our customers and employees, which is maintained both in our computer systems and networks, and in the computer systems and networks of our third-party vendors. Cyber threats are rapidly evolving as data thieves and hackers have become increasingly sophisticated and carry out direct large-scale, complex automated attacks against a company or through vendor software supply chain compromises. We are not able to anticipate or prevent all such attacks and could be held liable for any resulting material security breach or data loss. Additionally, it is not always possible to deter misconduct by employees or third-party vendors.

Any breaches of our technology systems, or those of our vendors and customers, whether from circumvention of security systems, denial-of service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in our or such vendors’ and customers’ websites, applications, data processing and certain products and services, or disruption of other business operations. Furthermore, any such breaches could compromise the confidentiality and integrity of material information held by us (including information about our business, employees or customers), as well as sensitive personally identifiable information, the disclosure of which could lead to identity theft. Any measures that we take to avoid, detect, mitigate or recover from material incidents, may be insufficient, circumvented, or may become ineffective.

We have invested and continue to invest in risk management and information security and data privacy measures in order to protect our systems and data, including employee training, organizational investments, incident response plans, table top exercises and technical defenses. The cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex and sophisticated global cyber threats. Despite our best efforts, we are not fully insulated from data breaches and system disruptions. Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-attacks, and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers. Any material breaches of cybersecurity, including the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data, or media reports of perceived security vulnerabilities to the our systems, products and services or those of our third parties could cause us to experience reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard our customers’ information or financial losses that are either not insured against or not fully covered through any insurance maintained by us. The report, rumor or assumption regarding a potential breach may have similar results, even if no breach has been attempted or occurred. Any of the foregoing may have a material adverse effect on our business, operating results and financial condition.

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

Our outstanding debt agreements contain, among other things, covenants that limit our ability to finance future operations or capital needs or to engage in other business activities, including but not limited to our ability to:

•
permit our consolidated subsidiaries to incur indebtedness;
•
sell, transfer, lease, or otherwise dispose of all substantially all of the assets of the Company and its consolidated subsidiaries;
•
create liens;
•
consolidate or merge with or into another Person;
•
enter into transactions with our affiliates; and
•
enter into sale/leaseback transactions.

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

ITEM 1B. Unresolved Staff Comments

There are no unresolved Staff comments.

ITEM 2. Properties

Our operating facilities span the U.S. They include cement plants, quarries, and related facilities; concrete and aggregates plants and quarries; gypsum wallboard plants; and a recycled paperboard mill; as well as distribution terminals and our headquarters in Dallas. All of our facilities are owned, with the exception of our headquarters in Dallas, which is leased through May 2029, and certain terminals, as discussed on page 10. None of our facilities are pledged as security for any debts. Please see the Industry Segment Information section on pages 4-21 for more information about the location of our facilities, and a summary of mineral reserves for each of our applicable businesses.

The following map shows the locations of our operating facilities at March 31, 2022, by type of facility.

CEMENT/SLAG PLANTS
CEMENT TERMINALS
CONCRETE & AGGREGATES OPERATIONS
WALLBOARD PLANTS
PAPERBOARD MILL
DALLAS HEADQUARTERS

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends

As of May 18, 2022, there were approximately 1,100 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends for a discussion of our dividend policy.

SHARE REPURCHASES

On May 17, 2022, the Board of Directors authorized us to repurchase an additional 7,500,000 shares. Including this latest authorization, our Board of Directors has approved the repurchase in the open market of a cumulative total of approximately 55.9 million shares of our Common Stock since we became publicly held in April 1994.

During fiscal years 2022 and 2020, we repurchased 3,982,657 and 3,574,109 shares, respectively, at average prices of $148.08 and $87.82, respectively. We did not repurchase any shares in fiscal 2021. We have repurchased approximately 45.1 million shares from April 1994 through March 31, 2022.

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

Purchases of the Company's common stock during the quarter ended March 31, 2022, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2022	362,211	$155.98	—
February 1 through February 28, 2022	418,000	142.16	—
March 1 through March 31, 2022	286,000	132.34	—
Quarter 4 Totals	1,066,211	$144.22	—	10,822,992

The shares available for repurchase under the plan includes the additional share authorization on May 17, 2022. We did not have any sales of unregistered equity securities during fiscal 2022, 2021, or 2020.

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

The graph below compares the cumulative 5-year total return to holders of Eagle Materials Inc. common stock with the cumulative total returns of the Russell 1000 index and the Dow Jones US Building Materials & Fixtures index. The graph assumes that the value of the investment (including the reinvestment of dividends) in the Company’s common stock and in each of the indices was $100 on March 31, 2017, and tracks it through March 31, 2022.

	3/17	3/18	3/19	3/20	3/21	3/22
Eagle Materials Inc.	100.00	106.50	87.54	60.94	140.42	135.06
Russell 1000	100.00	113.98	124.58	114.58	184.00	208.42
Dow Jones US Building Materials & Fixtures	100.00	105.73	104.19	95.81	186.13	187.51

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. Selected Financial Data

SEC Release No. 33-10890 eliminated the requirement of selected financial data previously required by Item 301 of Regulation S-K.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

executive summary

We are a leading manufacturer of heavy construction materials and light building materials in the United States. Our primary products, Portland Cement and Gypsum Wallboard, are commodities that are essential in commercial and residential construction; public construction projects; or projects to build, expand, and repair roads and highways. Demand for our products is generally cyclical and seasonal, depending on economic and geographic conditions. We distribute our products throughout most of the United States, except the Northeast, which provides us with regional economic diversification. However, general economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition, and results of operations.

Our current businesses are organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the fiscal years ended March 31, 2022 and 2021, are presented on a consolidated basis and with respect to these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard.

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

All our business activities are conducted in the United States. These activities include the mining of limestone for the manufacture and sale of portland cement (a basic construction material that is the essential binding ingredient in concrete); the grinding and sale of slag; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; and the mining and sale of aggregates (crushed stone, sand, and gravel).

On April 22, 2022, we finalized the ConAgg Acquisition. The purchase price of the ConAgg Acquisition was approximately $121.2 million. The ConAgg Acquisition will be included in our Heavy Materials sector, in the Concrete and Aggregates segment. See Footnote (B) to the Audited Consolidated Financial Statements for more information regarding the ConAgg Acquisition.

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

MARKET CONDITIONS AND OUTLOOK

Our fiscal 2022 results were strong, with increased operating earnings in our Cement and Gypsum Wallboard segments. Favorable underlying economic conditions supported construction activity in our markets. Our end markets generally remained resilient despite external challenges, such as transportation disruptions, supply chain constraints and the resurgence of COVID-19 in multiple variants across the country. Our regional construction markets continued in most cases to outperform the national average, and sales volume in our largest business lines remained strong – our Gypsum Wallboard shipments were up 3%, and our Cement sales volume increased 1%.

Demand Outlook

The principal end-use market of Cement is public infrastructure (i.e. roads, bridges, and highways). While construction spending in the public and private market segments is affected by economic cycles, the historic level of spending on public infrastructure projects has been comparatively more stable in recent periods due to levels of funding from federal, state, and local governments. The federal Infrastructure Investment and Jobs Act was signed into law on November 15, 2021, and maintains a five-year surface transportation reauthorization, plus $110 billion of funding for roads, bridges, and other infrastructure projects. The PCA is estimating cement consumption will increase slightly in calendar 2022. Our integrated cement sales network stretches across the U.S. heartland and is operating at high utilization levels; therefore, our ability to achieve further Cement sales volume growth from our existing facilities is limited.

The principal end use for Gypsum Wallboard is residential housing, consisting of new construction (both single-family and multi-family homes) as well as repair and remodel. The construction of single-family homes is more wallboard-intensive than multi-family homes. The timing of new housing permits is a good indication of future residential volumes. Residential housing starts increased, on a seasonally adjusted basis, approximately 4% from March 2021 through March 2022, and are expected to remain strong throughout the remainder of calendar 2022, despite recent increases in both inflation and mortgage interest rates. In the long term, we expect continued growth in the residential market driven by favorable demographics, notably millennials entering into the housing market, undersupply of homes, job growth, and the shift in population from urban areas to the suburbs. Our Recycled Paperboard business sells paper primarily into the gypsum wallboard market, and demand for our paper generally follows the demand for gypsum wallboard.

Cost Outlook

We are well positioned to manage our cost structure and meet our customers’ needs during the upcoming fiscal year, despite growing challenges related to rising inflation and increased transportation costs. Our substantial raw material reserves for our Cement, Aggregates, and Gypsum Wallboard businesses, and their proximity to our respective manufacturing facilities, support our low-cost producer position across all of our business segments.

Energy and freight costs increased in all of our businesses during fiscal 2022, and we anticipate further increases throughout fiscal 2023. The increases in energy costs are related to rising demand and disruption in the global supply of natural gas. Regarding energy, we have forward purchase contracts for approximately 30% of our natural gas needs across all of our businesses for fiscal 2023. For freight, several factors are contributing to higher costs, including: limited availability of trucking and rail service, congestion on the shipping routes, and the increase in price of diesel fuel, all of which have constrained freight capacity. We do not expect these factors to improve in the near term.

The primary raw material used to produce paperboard is OCC. Prices for OCC significantly increased during fiscal 2022 but started to decline during the winter and spring. We expect OCC prices to remain relatively level for the remainder of fiscal 2023. Our current customer contracts for gypsum liner include price adjustments that partially compensate for changes in raw material fiber prices. However, because these price escalations are not realized until future quarters, material costs in our Gypsum Wallboard segment are likely to be higher in the period that these price increases are realized.

Results of Operations

Fiscal Year 2022 Compared with Fiscal Year 2021

	For the Years Ended March 31,
	2022	2021	Percentage Change
	(in thousands, except per share)
Revenue	$1,861,522	$1,622,642	15%
Cost of Goods Sold	(1,341,908)	(1,214,287)	11%
Gross Profit	519,614	408,355	27%
Equity in Earnings of Unconsolidated Joint Venture	32,488	37,441	(13)%
Corporate General and Administrative	(46,801)	(49,511)	(5)%
Loss on Early Retirement of Senior Notes	(8,407)	—	—
Gain on Sale of Businesses	—	51,973	(100)%
Other Non-Operating Income	9,073	20,274	(55)%
Interest Expense, net	(30,873)	(44,420)	(30)%
Earnings from Continuing Operations Before Income Taxes	475,094	424,112	12%
Income Tax Expense	(100,847)	(89,946)	12%
Net Earnings From Continuing Operations	374,247	334,166	12%
Net Earnings from Discontinued Operations	—	5,278	(100)%
Net Earnings	$374,247	$339,444	10%
Diluted Earnings per Share from Continuing Operations	$9.14	$7.99	14%

Revenue

Revenue increased in fiscal 2022 by $238.9 million, or 15%, to $1,861.5 million. The increase in Revenue was due to higher gross sales prices and Sales Volume of approximately $211.2 million and $27.7 million, respectively. All of our segments contributed to the higher gross sales prices, while the increase in Sales Volume primarily related to the Cement and Gypsum Wallboard segments. See individual segment disclosure on pages 43-46 for more information.

Cost of Goods Sold

Cost of Goods Sold increased by $127.6 million, or 11%, to $1,341.9 million in fiscal 2022. The rise in Cost of Goods Sold was due to higher operating costs of $107.4 million and higher Sales Volume of $20.2 million. Operating costs increased in all of our businesses, and this is discussed further on pages 43-46.

Gross Profit

Gross Profit increased by 27% to $519.6 million in fiscal 2022. The increase in Gross Profit was mainly due to higher gross sales prices and Sales Volume, partially offset by higher operating costs, as noted above. The gross margin increased to 28% in fiscal 2022 from 25% in fiscal 2021, primarily because of higher gross sales prices.

Equity in Earnings of Unconsolidated Joint Venture

Equity in Earnings of Unconsolidated Joint Venture decreased by $4.9 million, or 13%. The decline was mostly due to lower Sales Volume and higher operating costs of approximately $2.8 million and $8.7 million, respectively. This was partially offset by increased gross sales prices of $6.6 million. The higher operating costs were due primarily to higher maintenance costs and increased amounts of purchased cement, which increased by approximately $3.3 million and $3.7 million, respectively.

Corporate General and Administrative

Corporate General and Administrative expenses decreased by approximately $2.7 million, or 5%, to $46.8 million in fiscal 2022. The decrease was due primarily to professional and transaction fees incurred in fiscal 2021 of approximately $5.2 million and $3.9 million, respectively. Professional fees related mainly to our strategic portfolio review, and the transaction fees mostly related to the sale of Mathews Readymix and Western Aggregates, as well as our Oil and Gas Proppants business. The decrease was partially offset by higher insurance, travel, and incentive compensation costs, which increased by approximately $3.2 million, $2.6 million, and $0.9 million, respectively.

LOSS ON EARLY RETIRMENT OF SENIOR NOTES

In July 2021, the Company redeemed and retired its 4.500% Senior Unsecured Notes due in 2026 prior to the maturity date. As a result of the early retirement, the Company paid a premium of $8.4 million. See Footnote (G) to the Audit Consolidated Financial Statements for more information.

GAIN ON SALE OF BUSINESSES

On April 17, 2020, we sold Western and Mathews for approximately $93.5 million, resulting in a gain on sale of approximately $52.0 million. See Footnote (C) to the Audited Consolidated Financial Statements for more information regarding this sale.

Other non-operating Income

Other Non-Operating Income was $9.1 million in fiscal 2022, compared with $20.3 million in fiscal 2021. Other Non-Operating Income consists of a variety of items that are non-segment operating in nature, including lease and rental income, investment income, asset sales, and other miscellaneous income and cost items, such as large non-routine sales of excess raw materials or energy.

Interest Expense, Net

Interest Expense, net decreased by approximately $13.5 million, or 30%, during fiscal 2022. The decline was primarily due to lower interest on borrowings under our Revolving Credit Facility and Term Loan of approximately $7.3 million and $14.5 million, respectively. Interest Expense related to our Revolving Credit Facility was lower because our average outstanding borrowings under the Revolving Credit Facility were significantly less during fiscal 2022, compared with fiscal 2021. Interest Expense on our Term Loan declined because we repaid the Term Loan on July 1, 2021. The lower interest on our Revolving Credit Facility and Term Loan was partially offset by higher Interest Expense on our public notes and loan amortization expense of approximately $2.9 million and $5.4 million, respectively. Interest on our public notes was higher because our public notes outstanding balance increased to $750.0 million from $350.0 million in July 2021, although the increase was partially offset by the interest rate decreasing to 2.500% from 4.500%. Loan amortization expense increased as a result of our $6.1 million write-off of debt issuance costs in July 2021 related to our 4.500% Unsecured Senior Notes due in 2026 and our Term Loan. See Footnote (G) to the Consolidated Financial Statements for more information.

Earnings from continuing operations Before Income Taxes

Earnings from Continuing Operations Before Income Taxes increased to $475.1 million during fiscal 2022, primarily because of higher Gross Profit and lower Corporate General and Administrative expenses and Interest Expense. This was partially offset by lower Gain on Sale of Businesses and Equity in Earnings of Unconsolidated Joint Venture, as well as the Premium Paid on Early Retirement of Senior Notes.

Income Tax Expense

Income Tax Expense for fiscal 2022 increased to $100.8 million from $89.9 million for fiscal 2021. The effective tax rate was 21%, same as the prior-year period.

Net Earnings from continuing operations and Diluted Earnings per Share from continuing operations

Net Earnings from Continuing Operations increased 12% in fiscal 2022 to $374.2 million. Diluted Earnings per Share in fiscal 2022 was $9.14, compared with $7.99 for fiscal 2021.

Net Earnings from Discontinued Operations

Net Earnings from Discontinued Operations was $5.3 million during fiscal 2021. The Oil and Gas Proppants business was sold in September 2020, and there was no activity related to this business in fiscal 2022.

net earnings

Net Earnings increased 10% to $374.2 million for fiscal 2022, primarily related to the reasons discussed above.

FISCAL YEAR 2022 vs FISCAL YEAR 2021 Results by Segment

The following presents results within our two business sectors in fiscal 2022 and fiscal 2021. Revenue and operating results are organized by sector and discussed by individual business segment within each respective business sector.

Heavy Materials

Cement (1)

	For the Years Ended March 31,
	2022	2021	Percentage Change
	(in thousands, except per ton information)
Gross Revenue, including Intersegment and Joint Venture	$1,007,094	$944,556	7%
Less Intersegment Revenue	$(22,915)	$(20,862)	10%
Less Joint Venture Revenue	$(103,899)	$(105,191)	(1)%
Gross Revenue, as reported	$880,280	$818,503	8%
Freight and Delivery Costs billed to Customers	(60,620)	(68,725)	(12)%
Net Revenue	$819,660	$749,778	9%

Sales Volume (M Tons)	7,534	7,466	1%
Average Net Sales Price, per ton (2)	$119.13	$111.19	7%
Operating Margin, per ton	$34.45	$31.34	10%
Operating Earnings	$259,556	$233,957	11%

(1)
Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.
(2)
Net of freight, including the Joint Venture.

Cement Revenue was $1,007.1 million for fiscal 2022, a 7% increase over fiscal 2021. Cement Revenue increased by approximately $62.5 million, primarily as a result of higher gross sales prices and Sales Volume, which improved Cement Revenue by approximately $52.0 million and $10.5 million, respectively.

Cement Operating Earnings increased 11% to $259.6 million for fiscal 2022. The increase was due to higher gross sales prices and Sales Volume, which positively affected Operating Earnings by approximately $52.0 million and $1.0 million, respectively. This was partially offset by higher operating expenses, which reduced Operating Earnings by $27.5 million. The rise in operating expenses was mostly due to maintenance, energy and purchased cement costs of approximately $17.2 million, $10.2 million and $6.4 million, respectively. These increases were partially offset by a cost reduction of approximately $3.7 million at Kosmos Cement related to the recording of acquired inventory at fair value in the first quarter of fiscal 2021. The Operating Margin increased to 26% from 25%, primarily because of higher gross sales prices.

Concrete and Aggregates

	For the Years Ended March 31,
	2022	2021	Percentage Change
	(in thousands, except net sales prices)
Gross Revenue, Including Intersegment	$177,122	$168,829	5%
Less intersegment Revenue	—	(106)	(100)%
Gross Revenue, as reported	$177,122	$168,723	5%

Sales Volume -
M Cubic Yards of Concrete	1,333	1,300	3%
M Tons of Aggregate	1,525	1,956	(22)%
Average Net Sales Price -
Concrete - Per Cubic Yard	$120.97	$115.59	5%
Aggregates - Per Ton	$10.45	$9.51	10%

Operating Earnings	$18,467	$19,054	(3)%

Concrete and Aggregates Revenue increased 5% to $177.1 million for fiscal 2022. The improvement in Revenue was primarily related to higher gross sales prices and Sales Volume in Concrete, which positively affected Revenue by $8.8 million and $3.8 million, respectively. This was partially offset by lower Sales Volume in Aggregates, which reduced Revenue by $4.1 million.

Operating Earnings decreased 3% to approximately $18.5 million. The reduction was due to higher operating expenses and lower Aggregates Sales Volume, which adversely affected Operating Earnings by $9.1 million and $0.3 million, respectively. This was partially offset by higher gross sales prices of $8.8 million. The increase in operating expenses was primarily due to higher cost of materials and diesel fuel of approximately $6.0 million and $3.3 million, respectively.

Light Materials

Gypsum Wallboard

	For the Years Ended March 31,
	2022	2021	Percentage Change
	(in thousands, except per MMSF information)
Gross Revenue, as reported	$692,152	$539,009	28%
Freight and Delivery Costs billed to Customers	(130,629)	(111,537)	17%
Net Revenue	$561,523	$427,472	31%

Sales Volume (MMSF)	2,944	2,857	3%
Average Net Sales Price, per MSF (1)	$190.76	$149.62	27%
Freight, per MSF	$44.37	$39.04	14%
Operating Margin, per MSF	$88.82	$58.57	52%
Operating Earnings	$261,476	$167,336	56%
(1)
Net of freight per MSF.

Gypsum Wallboard Revenue increased 28% to $692.2 million in fiscal 2022. This increase was due to higher gross sales prices and Sales Volume, which positively affected Revenue by $136.7 million and $16.4 million, respectively. Our market share remained relatively flat in fiscal 2022 compared with fiscal 2021.

Operating Earnings increased 56% to $261.5 million for fiscal 2022. This increase was primarily due to higher gross sales prices and Sales Volume of approximately $136.7 million and $5.1 million, respectively. This was partially offset by higher operating expenses of $47.7 million. The rise in operating expenses was primarily related to freight, energy, and raw materials costs of approximately $15.7 million, $11.5 million and $19.9 million, respectively. During fiscal 2022, Gypsum Wallboard Operating Margin increased to 38% from 31% in fiscal 2021, primarily because of higher gross sales prices, partially offset by higher operating expenses. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in volume have a relatively minor impact on our operating cost per unit.

Recycled Paperboard

	For the Years Ended March 31,
	2022	2021	Percentage Change
	(in thousands, except per ton information)
Gross Revenue, including intersegment	$194,054	$163,507	19%
Less intersegment Revenue	(82,086)	(67,100)	22%
Gross Revenue, as reported	$111,968	$96,407	16%
Freight and Delivery Costs billed to Customers	(7,888)	(5,534)	43%
Net Revenue	$104,080	$90,873	15%

Sales Volume (M Tons)	334	325	3%
Average Net Sales Price, per ton (1)	$558.28	$486.15	15%
Freight, per ton	$23.62	$17.03	39%
Operating Margin, per ton	$37.73	$78.30	(52)%
Operating Earnings	$12,603	$25,449	(50)%

(1)
Net of freight per ton.

Recycled Paperboard Revenue increased 19% to $194.1 million for fiscal 2022, as higher gross sales prices and Sales Volume positively affected Revenue by approximately $26.3 million and $4.3 million, respectively. The increase in gross sales prices, was due to the price adjustment provisions in our long-term sales agreements, while the rise in Sales Volume was due primarily to intersegment sales.

Operating Earnings decreased 50% to $12.6 million for fiscal 2022, primarily related to an increase in operating expenses, which adversely affected Operating Earnings by approximately $39.8 million, partially offset by increased gross sales prices and Sales Volume of approximately $26.3 million and $0.7 million, respectively. The increase in operating expense was primarily due to higher input costs, namely fiber and raw materials, and energy, which reduced Operating Earnings by $33.7 million and $3.5 million, respectively. During fiscal 2022, Operating Margin decreased to 6% from 16% in fiscal 2021, primarily because of the higher operating expenses, partially offset by increased gross sales prices.

Fiscal Year 2021 Compared with Fiscal Year 2020

Please see our Form 10-K for fiscal year 2021 for the discussion of our Results of Operations and results of Revenue and Operating Earnings by segment for fiscal 2021 compared with fiscal 2020. Our 2021 Form 10-K can be found on the investor page of our website, at eaglematerials.com.

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

Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. Prior to performing the Step 1 quantitative test, we may, at our discretion, perform an optional qualitative analysis, or we may choose to proceed directly to the Step 1 quantitative test. The qualitative test considers the impact of the following events and circumstances on the reporting unit being tested: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity-specific events. If, as a result of this qualitative analysis, we conclude that it is more likely than not (a likelihood of greater than 50%) that the fair value of the reporting unit exceeds its carrying value, then an impairment does not exist and the quantitative Step 1 test is not required. If we are unable to conclude that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then we proceed to the quantitative Step 1 test.

Step 1 of the quantitative test for impairment compares the fair value of the reporting unit to its carrying value. If the carrying value exceeds the fair value, then an impairment is indicated. If facts and circumstances related to our business change in subsequent years, we may choose to perform a quantitative analysis in those future years. If we perform a Step 1 test, and the carrying value of the reporting unit exceeds its fair value, then an impairment charge equal to the difference, not to exceed the total amount of Goodwill, is recorded.

The fair values of the reporting units are estimated by using both the market and income approaches. The market approach considers market factors and certain multiples in comparison to similar companies, while the income approach uses discounted cash flows to determine the estimated fair values of the reporting units. Key assumptions in the model include estimated average net sales prices, sales volume, and the estimated weighted average cost of capital specific to each industry. We also perform an overall comparison of all reporting units to our market capitalization in order to test the reasonableness of our fair value calculations.

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

The segment breakdown of Goodwill at March 31, 2022 and 2021, was as follows:

	2022	2021
	(dollars in thousands)
Cement	$203,342	$203,342
Concrete and Aggregates	1,639	1,639
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	329,137	329,137

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

Level 3 inputs are used to estimate the fair value of acquired mineral reserves, mineral interests, and separately identifiable intangible assets.

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

LIQUIDITY AND CAPITAL RESOURCES

We believe that we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures, and debt service obligations, for at least the next twelve months. We will continue to monitor the potential impact of future COVID-19 outbreaks, or similar disruptions on the economy, and on our operations, as well as any other economic impacts related to changing fiscal policy or economic conditions. Please see the Debt Financing Activities section for a discussion of our credit facility and the amount of borrowings available to us in the next twelve-month period.

Cash Flow

The following table provides a summary of our Cash Flows:

	For the Fiscal Years Ended March 31,
	2022	2021
	(dollars in thousands)
Net Cash Provided by Operating Activities	$517,171	$643,073
Investing Activities:
Additions to Property, Plant, and Equipment	(74,121)	(53,933)
Proceeds from Sale of Businesses	—	91,022
Net Cash Provided by (Used in) Investing Activities	(74,121)	37,089
Financing Activities:
Increase (Decrease) in Revolving Credit Facility	200,000	(560,000)
Proceeds from 2.500% Senior Unsecured Notes	743,692	—
Repayment of 4.500% Senior Unsecured Notes	(350,000)	—
Repayment of Term Loan	(665,000)	—
Dividends Paid to Stockholders	(30,770)	(4,163)
Purchase and Retirement of Common Stock	(589,742)	—
Proceeds from Stock Option Exercises	21,366	40,455
Premium Paid Early Retirement of Senior Notes	(8,407)	—
Payment of Debt Issuance Costs	(7,985)	(2,396)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(5,308)	(4,186)
Net Cash Provided by (Used in) Financing Activities	(692,154)	(530,290)
Net Increase in Cash, Cash Equivalents and Restricted Cash	$(249,104)	$149,872

Cash Flows from Operating Activities decreased by $125.9 million to $517.2 million for fiscal 2022. The decrease was largely attributable to receiving income tax refunds of $125.6 million in fiscal 2021.

Working capital decreased by $257.1 million to $235.2 million at March 31, 2022, primarily because of lower Cash and Restricted Cash of $244.1 million and $5.0 million, respectively, and increased Accounts Payable and Accrued Liabilities of $29.5 million and $8.0 million, respectively. This was partially offset by increased Accounts Receivable and Income Tax Receivable of $29.2 million and $4.4 million, respectively. The decrease in Cash was due to the July 2021 redemption and repayment of our 4.500% Senior Unsecured Notes due 2026 and Term Loan.

The increase in Accounts and Notes Receivable at March 31, 2022, was primarily due to higher revenue during the quarter ended March 31, 2022 compared with March 31, 2021. As a percentage of quarterly sales generated in the fiscal fourth quarters, Accounts Receivable was 43% at both March 31, 2022 and March 31, 2021. Management measures the change in Accounts Receivable by monitoring the day’s sales outstanding monthly to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at March 31, 2022. Notes Receivable are monitored on an individual basis, and no significant deterioration in the collectability of Notes Receivable was identified at March 31, 2022. We are closely monitoring the impact of supply chain delays, and other related impacts, on our customers’ ability to pay their outstanding balances.

Our inventory balance remained relatively consistent at March 31, 2022, compared with the prior year. Within Inventories, raw materials and materials-in-progress decreased by approximately $11.4 million, while finished cement, paperboard, and repair parts increased by $4.4 million, $2.5 million, and $4.8 million, respectively. The decreases in raw materials and materials-in-progress and increases in finished cement and paperboard were mostly due to timing, and the increase in repair parts was primarily due to the timing of outages in our Cement business. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence given that they are basic construction materials. The largest individual balance in our inventory is repair parts. The size and complexity of our manufacturing plants, as well as the age of certain of our plants, creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts.

Net Cash Used in Investing Activities during fiscal 2022 was approximately $74.1 million, compared with Net Cash Provided by Investing Activities of $37.1 million in fiscal 2021, a decrease of approximately $111.2 million. The decrease was primarily due to the $91.0 million of cash received for the sale of businesses in fiscal 2021, and an increase in capital spending of $20.2 million in fiscal 2022, compared with fiscal 2021. The increase in capital spending was mainly due to higher spending in our Cement and Gypsum Wallboard businesses, partially offset by lower spending in our Recycled Paperboard business.

Net Cash Used in Financing Activities was approximately $692.2 million during fiscal 2022, compared with $530.3 million in fiscal 2021. The $161.9 million increase was primarily due to share repurchases and retirements of $589.7 million, higher Dividends Paid Shareholders of $26.6 million, and the write-off of Debt Issuance costs of $6.1 million. This was partially offset by a reduction in net borrowing of $488.7 million, and a reduction in cash received from the exercise of stock options of $19.1 million, compared with fiscal 2021.

Our debt-to-capitalization ratio and net debt-to-capitalization ratio were 45.6% and 45.1%, respectively, at March 31, 2022, compared with 42.8% and 35.6%, respectively, at March 31, 2021.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities, after the May 5, 2022 amendment to the Revolving Credit Facility:

Maturity
Amended Credit Facility	May 2027
2.500% Senior Unsecured Notes	July 2031

See Footnote (G) to the Consolidated Financial Statements for further details on the Company's debt facilities, including interest rate, and financial and other covenants and restrictions.

The revolving borrowing capacity of our Revolving Credit Facility (and under the Amended Credit Facility, as defined below) is $750.0 million (any revolving loans borrowed under the Revolving Credit Facility or Amended Credit Facility, as applicable, the Revolving Loans). The Revolving Credit Facility (and Amended Credit Facility) also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At March 31, 2022, we had $200.0 million outstanding of Revolving Loans under the Revolving Credit Facility and $5.0 million of outstanding letters of credit. We are contingently liable for performance under $25.9 million in performance bonds relating primarily to our mining operations. We do not have any off-balance-sheet debt or any outstanding debt guarantees.

Subsequent to year end, we borrowed approximately $120.0 million of Revolving Loans related to the ConAgg Acquisition. After this additional borrowing, we had approximately $320.0 million outstanding under our Revolving Credit Facility (the Existing Revolving Loans). On May 5, 2022, we amended the Revolving Credit Facility (such facility, as amended, the Amended Credit Facility), to establish the maturity date of the Amended Credit Facility (including with respect to the continuing Revolving Credit Facility and the New Term Loans) as May 5, 2027 and to establish a SOFR-based reference rate in lieu of a LIBOR-based reference rate for purposes of calculating interest on the loans outstanding under the Amended Credit Facility. Additionally, the Amended Credit Facility contemplates additional uncommitted incremental capacity (which may take the form of term loans and/or revolving loans) in an amount not to exceed $375.0 million. On the closing date of the amendment, we borrowed all $200.0 million of the New Term Loan, and used the proceeds to, among other things, pay down a portion of the Existing Revolving Loans (such paydown, the RCF Paydown). Scheduled repayment of the New Term Loan is $2.5 million per quarter, with the remaining $152.5 million due in May 2027. As of the closing date of the amendment and after giving effect to the RCF Paydown, we had $156.0 million of Revolving Loans and $200.0 million of New Term Loans, in each case, outstanding under the Amended Credit Facility, leaving us with future available revolving borrowings of $589.0 million, net of outstanding letters of credit, all of which was available for future borrowings based on our current Leverage Ratio.

Other than the Amended Credit Facility, we have no additional source of committed external financing in place. Should the Amended Credit Facility be terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if any balance were outstanding on the Amended Credit Facility at the time of termination, and an alternative source of financing could not be secured, it would have a material adverse impact on our business.

We believe that our cash flow from operations and available borrowings under our Amended Credit Facility, as well as cash on hand, should be sufficient to meet our currently anticipated operating needs, capital expenditures, and debt service requirements for at least the next 12 months. However, our future liquidity and capital requirements may vary depending on a number of factors, including market conditions in the construction industry, our ability to maintain compliance with covenants in our Amended Credit Facility, the level of competition, and general and economic factors beyond our control, such as supply chain constraints and inflation. These and other developments could reduce our cash flow or require that we seek additional sources of funding. We cannot predict what effect these factors will have on our future liquidity. See Market Conditions and Outlook section above for further discussion of the possible effects on our business.

As market conditions warrant, the Company may from time to time seek to purchase or repay its outstanding debt securities or loans, including the 2.500% Senior Unsecured Notes, the New Term Loan, and any Revolving Credit Loans, in each case, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new debt. The amounts involved in any such purchase transactions, individually or in aggregate, may be material.

Our Senior Unsecured Notes are rated by Moody’s Investor Service (Moody’s) and Standard and Poor’s Global Ratings (S&P). The ratings are typically monitored by stockholders, creditors, or suppliers, and they serve as indicators of the Company’s viability. Below is a summary of the ratings published by the agencies as of the date indicated:

	Moody's	S&P
Corporate/Family Rating	Baa2	BBB
Outlook	Stable	Stable
Guaranteed Senior Notes	Baa2	BBB
Date of Latest Report	June 2021	May 2021

We also have approximately $36.3 million of lease liabilities at March 31, 2022, that have an average remaining life of approximately 10.1 years.

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

Capital Expenditures

The following table shows Capital Expenditures in fiscal years 2022 and 2021:

	For the Fiscal Years Ended March 31,
	2022	2021
	(dollars in thousands)
Land and Quarries	$15,943	$5,353
Plants	40,843	38,768
Buildings, Machinery and Equipment	17,335	9,812
Total Capital Expenditures	$74,121	$53,933

Capital expenditures for fiscal 2023 are expected to range from $115.0 million to $125.0 million and to be allocated across the Heavy Materials and Light Materials sectors. These estimated capital expenditures will include maintenance capital expenditures and improvements, as well as other safety and regulatory projects.

Contractual and Other Obligations

We have certain Contractual Obligations arising from indebtedness, operating leases, and purchase obligations. Future payments due, aggregated by type of contractual obligation, are set forth as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Amended Credit Facility (1)	$156,000	$—	$—	$—	$156,000
New Term Loan (2)	200,000	7,500	20,000	20,000	152,500
Senior Unsecured Notes	750,000	—	—	—	750,000
Interest and Commitment Fees on Amended Credit Facility (3)	11,239	3,291	4,949	2,921	78
Interest on Senior Unsecured Notes	173,438	18,750	37,500	37,500	79,688
Operating Leases	44,926	8,130	12,053	7,809	16,934
Purchase Obligations (4)	91,065	55,482	20,871	7,356	7,356
Total	$1,426,668	$93,153	$95,373	$75,586	$1,162,556

(1) The Amended Credit Facility expires in May 2027. Amounts due above are as of the date of the Amendment, which was May 5, 2022

(2) The New Term Loan facility was entered into on May 5, 2022.

(3) As of May 5, 2022, and in connection with the closing of the Amended Credit Facility, all accrued and unpaid interest and commitment fees under the Revolving Credit Facility were paid in full. Further, as of May 5, 2022, loans outstanding under the Amended Credit Facility bear interest based on adjusted SOFR plus a margin based on our credit rating. We also pay a commitment fee, which is calculated based on the available amount of borrowings at a .125% per annum through the expiration date of the Amended Credit Facility on May 5, 2027. We estimate the future cash flows for interest and commitment fees by assuming a level repayment of the Amended Credit Facility over its remaining term. Actual amounts paid, as well as the payment time periods, will likely differ from this estimate.

(4) Purchase obligations are non-cancelable agreements to purchase coal, natural gas, slag, and synthetic gypsum; to pay royalty amounts; and to fund capital expenditure commitments.

Based on our current actuarial estimates, we do not anticipate making contributions to our defined benefit plans for fiscal year 2023.

Dividends

Dividends paid in fiscal years 2022 and 2021 were $30.8 million and $4.2 million, respectively. Dividends were suspended during the early stages of the COVID-19 pandemic, but were reinstated in May 2021.

Inflation and Changing Prices

The Consumer Price Index rose approximately 8.5% in calendar 2021, 1.4% in 2020, and 2.3% in 2019. Prices of all materials and services increased this year compared with the previous year, with much of the increase related to energy and transportation. During calendar 2021, the Consumer Price Index for electricity and natural gas increased 11.1% and 21.6%, respectively, while the Consumer Price Index for transportation increased 7.7%. The increase in energy prices resulted in increased cost for our manufacturing businesses for the fiscal year 2022, and we expect these increases to continue throughout the rest of calendar 2022. We have some protection from increasing natural gas costs in fiscal 2023 as we have forward purchase contracts for approximately 30% of our anticipated natural gas usage. Freight costs are expected to increase in fiscal 2023 by approximately 5% to 10%. Our ability to increase sales prices to cover higher costs in the future varies with the level of activity in the construction industry: the number, size, and strength of competitors; and the availability of products to supply a local market.

General Outlook

See “Market Conditions and Outlook” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 39-40.

Recent Accounting Pronouncements

Refer to Footnote (A) to the Audited Consolidated Financial Statements for information regarding recently issued accounting pronouncements that may affect our financial statements.

Forward-Looking Statements

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not historical facts or guarantees of future performance but instead represent only the Company’s belief at the time the statements were made regarding future events which are subject to certain risks, uncertainties and other factors, many of which are outside the Company’s control. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company’s actual performance include the following: the cyclical and seasonal nature of the Company’s businesses; public infrastructure expenditures; adverse weather conditions; the fact that our products are commodities and that prices for our products are subject to material fluctuation due to market conditions and other factors beyond our control; availability of raw materials; changes in the costs of energy, including, without limitation, electricity, natural gas, coal and oil, and the nature of our obligations to counterparties under energy supply contracts, such as those related to market conditions (such as fluctuations in spot market prices), governmental orders and other matters; changes in the cost and availability of transportation; unexpected operational difficulties, including unexpected maintenance costs, equipment downtime and interruption of production; material nonpayment or non-performance by any of our key customers; inability to timely execute announced capacity expansions; difficulties and delays in the development of new business lines; governmental regulation and changes in governmental and public policy (including, without limitation, climate change and other environmental regulation); possible outcomes of pending or future litigation or arbitration proceedings; changes in economic conditions specific to any one or more of the Company’s markets; adverse impact of severe weather conditions (such as winter storms, tornados and hurricanes) on our facilities, operations and contractual arrangements with third parties; competition; cyber-attacks or data security breaches; announced increases in capacity in the gypsum wallboard and cement industries; changes in the demand for residential housing construction or commercial construction or construction projects undertaken by state or local governments; the availability of acquisitions or other growth opportunities that meet our financial return standards and fit our strategic focus; risks related to pursuit of acquisitions, joint ventures and other transactions or the execution or implementation of such transactions, including the integration of operations acquired by the Company; general economic conditions; and interest rates. For example, increases in interest rates, decreases in demand for construction materials or increases in the cost of energy (including, without limitation, electricity, natural gas, coal and oil) could affect the revenue and operating earnings of our operations. In addition, changes in national or regional economic conditions and levels of infrastructure and construction spending could also adversely affect the Company’s result of operations. Finally, any forward-looking statements made by the Company are subject to the risks and impacts associated with natural disasters, pandemics or other unforeseen events, including, without limitation, any resurgence of the COVID-19 pandemic and responses thereto, as well as their impact on economic conditions, capital and financial markets. All forward-looking statements made herein are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed herein will increase with the passage of time. The Company undertakes no duty to update any forward-looking statement to reflect future events or changes in the Company’s expectations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Amended Credit Facility. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. After the amendment on May 5, 2022, we had $156.0 million outstanding under the Amended Credit Facility and $200.0 million outstanding under the New Term Loan, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on these outstanding borrowings would increase our interest expense by $3.6 million on an annual basis. We do not presently utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, petroleum coke, natural gas, and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

ITEM 8. Financial Statements and Supplementary Data

Financial Information

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Earnings

	For the Years Ended March 31,
	2022	2021	2020
	(dollars in thousands, except share and per share data)
Revenue	$1,861,522	$1,622,642	$1,404,033
Cost of Goods Sold	1,341,908	1,214,287	1,061,367
Gross Profit	519,614	408,355	342,666
Equity in Earnings of Unconsolidated Joint Venture	32,488	37,441	42,585
Corporate General and Administrative Expense	(46,801)	(49,511)	(65,410)
Loss on Early Retirement of Senior Notes	(8,407)	—	—
Gain on Sale of Businesses	—	51,973	—
Impairment Losses	—	—	(25,131)
Other Non-Operating Income (Loss)	9,073	20,274	(594)
Interest Expense, net	(30,873)	(44,420)	(38,421)
Earnings from Continuing Operations Before Income Taxes	475,094	424,112	255,695
Income Taxes	(100,847)	(89,946)	(24,504)
Earnings from Continuing Operations	374,247	334,166	231,191
Earnings (Loss) from Discontinued Operations, net of Income Taxes	—	5,278	(160,297)
Net Earnings	$374,247	$339,444	$70,894

BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$9.23	$8.04	$5.50
Discontinued Operations	—	0.13	(3.81)
Net Earnings	$9.23	$8.17	$1.69
DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$9.14	$7.99	$5.47
Discontinued Operations	—	0.13	(3.79)
Net Earnings	$9.14	$8.12	$1.68
AVERAGE SHARES OUTSTANDING
Basic	40,547,048	41,543,067	42,021,892
Diluted	40,929,712	41,826,709	42,285,343
CASH DIVIDENDS PER SHARE	$0.75	$0.10	$0.40

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Comprehensive Earnings

	For the Years Ended March 31,
	2022	2021	2020
	(dollars in thousands)
Net Earnings	$374,247	$339,444	$70,894
Net Actuarial Change in Defined Benefit Plans:
Unrealized Gain During the Period, net of tax expense of $48, $33, and $41	161	101	131
Amortization of Net Actuarial Gain (Loss), net of tax (expense) benefit of $39, $(49), and $(120)	104	(154)	(396)
Comprehensive Earnings	$374,512	$339,391	$70,629

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Balance Sheets

	March 31,
	2022	2021
	(dollars in thousands)
ASSETS
Current Assets -
Cash and Cash Equivalents	$19,416	$263,520
Restricted Cash	—	5,000
Accounts and Notes Receivable, net	176,276	147,133
Inventories	236,661	235,749
Income Tax Receivable	7,202	2,838
Prepaid and Other Assets	3,172	7,449
Total Current Assets	442,727	661,689
Property, Plant, and Equipment, net	1,616,539	1,659,100
Notes Receivable	8,485	8,419
Investment in Joint Venture	80,637	75,399
Operating Lease Right-of-Use Assets	23,856	25,811
Goodwill and Intangible Assets, net	387,898	392,315
Other Assets	19,510	15,948
	$2,579,652	$2,838,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Accounts Payable	$113,679	$84,171
Accrued Liabilities	86,754	78,840
Operating Lease Liabilities	7,118	6,343
Total Current Liabilities	207,551	169,354
Long-term Debt	938,265	1,008,616
Noncurrent Operating Lease Liabilities	29,212	34,444
Other Long-term Liabilities	38,699	41,291
Deferred Income Taxes	232,369	225,986
Total Liabilities	1,446,096	1,479,691
Stockholders’ Equity –
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 38,710,929 and 42,370,878 Shares, respectively	387	424
Capital in Excess of Par Value	—	62,497
Accumulated Other Comprehensive Losses	(3,175)	(3,440)
Retained Earnings	1,136,344	1,299,509
Total Stockholders’ Equity	1,133,556	1,358,990
	$2,579,652	$2,838,681

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2022	2021	2020
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$374,247	$339,444	$70,894
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity:
Depreciation, Depletion, and Amortization	128,811	129,087	113,518
Write-off of Debt Issuance Costs	6,101	—	—
Impairment Losses	—	—	224,267
Deferred Income Tax Provision	6,383	59,319	75,987
Stock Compensation Expense	14,264	15,293	19,823
Gain on Sale of Businesses	—	(61,203)	—
Equity in Earnings of Unconsolidated Joint Venture	(32,488)	(37,441)	(42,585)
Distributions from Joint Venture	27,250	36,000	33,500
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(29,209)	2,127	(25,005)
Inventories	(912)	30,002	26,729
Accounts Payable and Accrued Liabilities	27,192	9,541	17,265
Other Assets	(1,331)	(6,455)	7,841
Income Taxes Receivable	(3,137)	127,359	(122,933)
Net Cash Provided by Operating Activities	517,171	643,073	399,301
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(74,121)	(53,933)	(132,119)
Acquisition Spending	—	—	(699,361)
Proceeds from Sale of Businesses	—	91,022	—
Proceeds from Sales of Property, Plant, and Equipment	—	—	400
Net Cash Provided by (Used in) Investing Activities	(74,121)	37,089	(831,080)
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) Increase in Revolving Credit Facility	200,000	(560,000)	250,000
Proceeds from 2.500% Senior Unsecured Notes	743,692	—	—
Repayment of 4.500% Senior Unsecured Notes	(350,000)	—	—
Issuance (Repayment) of Term Loan	(665,000)	—	665,000
Repayment of Private Placement Senior Unsecured Notes	—	—	(36,500)
Dividends Paid to Stockholders	(30,770)	(4,163)	(17,142)
Purchase and Retirement of Common Stock	(589,742)	—	(313,887)
Proceeds from Stock Option Exercises	21,366	40,455	3,298
Premium Paid on Early Retirement of Senior Notes	(8,407)	—	—
Payment of Debt Issuance Costs	(7,985)	(2,396)	(4,880)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(5,308)	(4,186)	(4,063)
Net Cash (Used in) Provided by Financing Activities	(692,154)	(530,290)	541,826
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(249,104)	149,872	110,047
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	268,520	118,648	8,601
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$19,416	$268,520	$118,648

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2019	$451	$—	$1,212,352	$(3,316)	$1,209,487
Net Earnings	—	—	70,894	—	70,894
Stock Option Exercises and Restricted Share Vesting	1	3,298	—	—	3,299
Purchase and Retirement of Common Stock	(36)	(8,114)	(305,737)	—	(313,887)
Dividends to Stockholders	—	—	(16,808)	—	(16,808)
Stock Compensation Expense	—	19,822	—	—	19,822
Shares Redeemed to Settle Employee Taxes	—	(4,063)	—	—	(4,063)
Cumulative Effect of Change in Accounting For Leases	—	—	(636)	—	(636)
Unfunded Pension Liability, net of tax	—	—	—	(265)	(265)
Balance at March 31, 2020	$416	$10,943	$960,065	$(3,581)	$967,843
Net Earnings	—	—	339,444	—	339,444
Stock Option Exercises and Restricted Share Vesting	8	40,449	—	—	40,457
Stock Compensation Expense	—	15,291	—	—	15,291
Shares Redeemed to Settle Employee Taxes	—	(4,186)	—	—	(4,186)
Sale of Business with Unfunded Pension Liability	—	—	—	254	254
Unfunded Pension Liability, net of tax	—	—	—	(113)	(113)
Balance at March 31, 2021	$424	$62,497	$1,299,509	$(3,440)	$1,358,990
Net Earnings	—	—	374,247	—	374,247
Stock Option Exercises and Restricted Share Vesting	3	21,363	—	—	21,366
Stock Compensation Expense	—	14,264	—	—	14,264
Shares Redeemed to Settle Employee Taxes	—	(5,308)	—	—	(5,308)
Purchase and Retirement of Common Stock	(40)	(92,816)	(496,886)	—	(589,742)
Dividends to Stockholders	—	—	(40,526)	—	(40,526)
Unfunded Pension Liability, net of tax	—	—	—	265	265
Balance at March 31, 2022	$387	$—	$1,136,344	$(3,175)	$1,133,556

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

Accounts and Notes Receivable

Accounts and Notes Receivable have been shown net of the allowance for doubtful accounts of $6.7 million and $8.1 million at March 31, 2022 and 2021, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based on our assessment of the collectability of outstanding accounts receivable, and includes a provision for probable losses based on historical write-offs, adjusted for current economic trends in the construction industry, and a specific reserve for accounts deemed at risk. We have no significant credit risk concentration among our diversified customer base. Bad debt expense was approximately $0.3 million, $0.7 million, and $3.4 million for the fiscal years ended March

31, 2022, 2021, and 2020, respectively. Write-offs of accounts receivable were approximately $1.6 million, $1.2 million, and $0.3 million for the fiscal years ended March 31, 2022, 2021, and 2020, respectively.

We had Notes Receivable totaling approximately $8.4 million at March 31, 2022, of which none was classified as current. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at 3.5%. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2025. The notes are collateralized by certain assets of the borrowers, namely property and equipment. We monitor the credit risk of each borrower by focusing on the timeliness of payments, review of credit history, credit metrics, and interaction with the borrowers.

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

	March 31,
	2022	2021
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$81,308	$92,696
Finished Cement	38,769	34,362
Aggregates	3,558	2,933
Gypsum Wallboard	3,452	4,177
Paperboard	7,462	5,031
Repair Parts and Supplies	91,593	86,750
Fuel and Coal	10,519	9,800
	$236,661	$235,749

Property, Plant, and Equipment

Property, Plant, and Equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Annual maintenance is expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets and totaled $122.4 million, $120.7 million, and $109.5 million, for the fiscal years ended March 31, 2022, 2021, and 2020, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated useful lives of the related assets are as follows:

Plants	20 to 30 years
Buildings	20 to 40 years
Machinery and Equipment	3 to 25 years

Maintenance and repair expenses are included in each segment’s costs and expenses. We incurred $147.8 million, $137.2 million, and $127.0 million of maintenance and repair expenses in the fiscal years ended March 31, 2022, 2021, and 2020, respectively, which is included in Cost of Goods Sold on the Consolidated Statement of Earnings.

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

Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. Prior to performing the Step 1 quantitative test, we may, at our discretion, perform an optional qualitative analysis, or we may choose to proceed directly to the Step 1 quantitative test. The qualitative analysis considers the impact of the following events and circumstances on the reporting unit being tested: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity-specific events. If, as a result of this qualitative analysis, we conclude that it is more likely than not (a likelihood of greater than 50%) that the fair value of the reporting unit exceeds its carrying value, then an impairment does not exist and the quantitative Step 1 test is not required. If we are unable to conclude that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then we proceed to the quantitative Step 1 test.

Step 1 of the quantitative test for impairment compares the fair value of the reporting unit to its carrying value. If the carrying value exceeds the fair value, then an impairment is indicated. If facts and circumstances related to our business change in subsequent years, we may choose to perform a quantitative analysis in those future years. If we perform a Step 1 test and the carrying value of the reporting unit exceeds its fair value, then an impairment charge equal to the difference, not to exceed the total amount of Goodwill, is recorded.

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

We performed qualitative assessments on all of our reporting units in the fourth quarter of fiscal 2022. As a result of these qualitative assessments, we determined that it was not more likely than not that an impairment existed; therefore, we did not perform a Step 1 quantitative test in fiscal 2022. We performed a quantitative Step 1 impairment test on our all of our reporting units with Goodwill during the fourth quarter of fiscal 2021. We estimated the reporting unit’s fair value using a discounted cash flow model as well as a market analysis. Key assumptions in the model included estimated average net sales prices, sales volumes, and the estimated weighted average cost of capital specific to each industry. Based on the results of the Step 1 impairment analysis, we concluded that the fair values of the reporting units substantially exceeded their carrying values, and therefore no impairment was recognized.

Goodwill and Intangible Assets

Goodwill and Intangible Assets at March 31, 2022 and 2021, consist of the following:

	March 31, 2022
	Amortization Period	Cost	Additions	Accumulated Amortization	Net
	(dollars in thousands)
Goodwill and Intangible Assets:
Customer Contracts and Relationships	15 years	$108,610	$—	$(69,866)	$38,744
Permits	25-40 years	30,410	—	(11,629)	18,781
Trade Name	15 years	1,500	—	(264)	1,236
Goodwill		329,137	—	—	329,137
Total Goodwill and Intangible Assets		$469,657	$—	$(81,759)	$387,898

	March 31, 2021
	Amortization Period	Cost	Additions	Accumulated Amortization	Net
	(dollars in thousands)
Goodwill and Intangible Assets:
Customer Contracts and Relationships	15 years	$108,610	$—	$(66,445)	$42,165
Permits	25-40 years	30,410	—	(10,759)	19,651
Trade Name	15 years	1,500	—	(138)	1,362
Goodwill		329,137	—	—	329,137
Total Goodwill and Intangible Assets		$469,657	$—	$(77,342)	$392,315

Amortization expense of intangibles was $4.4 million, $4.5 million, and $2.5 million for the fiscal years ended March 31, 2022, 2021, and 2020, respectively. Amortization expense is expected to be approximately $4.4 million for each of fiscal years 2023 through 2026, and $4.3 million in fiscal 2027.

Impairment or Disposal of Long-Lived and Intangible Assets

We assess our long-lived assets, including mining and related assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or group of assets, may not be recoverable. Long-lived assets, or group of assets, are evaluated for impairment at the lowest level for which cash flows are largely independent of the cash flows of other assts. We assess recoverability of assets, or group of assets, by comparing the carrying amount of an asset, or group of assets, to the future undiscounted net cash flows that we expect the asset, or group of assets, to generate. These impairment evaluations are significantly affected by estimates of future revenue, costs and expenses, and other factors. If the carrying value of the assets, or group of assets, exceeds the undiscounted cash flows, then an impairment is indicated. If such assets, or group of assets, are considered to be impaired, the impairment is recognized as the amount by which the carrying amount of the asset, or group of assets, exceeds the fair value of the asset, or group of assets. Any assets held for sale are reflected at the lower of their carrying amount or fair value less cost to sell. There were no indicators of impairment related to our long-lived assets during fiscal 2022.

During fiscal 2020, declining sales prices, sales volumes and operating losses led to the impairment of long-lived assets in our Oil and Gas Proppants business of $224.3 million, which primarily related to property, plant, and equipment, but also included impairment of lease right-of-use assets. On September 18, 2020, we sold the Oil and Gas Proppants business, and determined that the sale of this business met the discontinued operations accounting criteria. See Footnote (C) for more information about the sale of the Oil and Gas Proppants business, and the discontinued operations accounting disclosures.

As part of the sale of the Oil and Gas Proppants business, there were certain assets that were included in this operating segment and not included in the sale. Because these assets were not included in the sale, any expenses related to these assets were not included in discontinued operations. Impairment charges related to these assets in fiscal 2020 are included in continuing operations on the Consolidated Statement of Earnings and are summarized below:

For the Year Ended March 31,
2020
(dollars in thousands)
Property, Equipment, and Real Estate	$11,213
Lease Right-of-Use Assets	13,918
$25,131

Other Assets

Other Assets are primarily composed of financing costs related to our Revolving Credit Facility, deferred expenses, and deposits.

Income Taxes

We account for Income Taxes using the asset and liability method. The effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date. We recognize deferred taxes for the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities by applying enacted statutory tax rates for future years. In addition, we recognize future tax benefits to the extent that such benefits are more likely than not to be realized. See Footnote (J) for more information.

Stock Repurchases

Shares repurchased by the Company are considered retired and available for future issuance. When shares are repurchased, the Company first reduces Capital in Excess or Par Value, and if there is no balance in this account, the purchases are recorded as a reduction of Retained Earnings.

On May 17, 2022, the Board of Directors authorized the Company to repurchase an additional 7,500,000 shares. During fiscal years 2022 and 2020, we repurchased 3,982,657 and 3,574,109 shares, respectively, at average prices of $148.08 and $87.82, respectively. We did not repurchase any shares during the fiscal year ended March 31, 2021. After the authorization on May 17, 2022, we have authorization to repurchase an additional 10,822,992 shares.

Revenue Recognition

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard, and recycled paperboard. The majority of Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard is originated by purchase orders from our customers, who are mainly third-party contractors and suppliers. Revenue from our Recycled Paperboard segment is generated primarily through long-term supply agreements that mature between calendar years 2023 and 2025. We invoice customers upon shipment, and our collection terms range from 30 to 75 days. Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard that is not related to long-term supply agreements is recognized upon shipment of the related products to customers, which is when title and ownership are transferred, and the customer is obligated to pay.

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

The Company has elected to treat freight and delivery charges we pay for the delivery of goods to our customers as a fulfilment activity rather than a separate performance obligation. When we arrange for a third party to deliver products to customers, fees for shipping and handling billed to the customer are recorded as Revenue, while costs incurred for shipping and handling are recorded as expenses and included in Cost of Goods Sold.

Approximately $199.1 million, $177.5 million, and $168.1 million of freight for the fiscal years ended March 31, 2022, 2021, and 2020, respectively, were included in both Revenue and Cost of Goods Sold in our Consolidated Statement of Earnings.

Other Non-Operating Income includes lease and rental income, asset sale income, non-inventoried aggregates sales income, and trucking income, as well as other miscellaneous revenue items and costs that have not been allocated to a business segment.

See Footnote (I) for disaggregation of Revenue by segment.

Comprehensive Income/Losses

As of March 31, 2022, we have an Accumulated Other Comprehensive Loss of $3.2 million, which is net of income taxes of $1.0 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

Consolidated Cash Flows – Supplemental Disclosures

Supplemental cash flow information is as follows:

	For the Years Ended March 31,
	2022	2021	2020
	(dollars in thousands)
Cash Payments:
Interest	$21,298	$42,343	$37,610
Income Taxes	86,407	32,870	20,046
Operating Cash Flows Used for Operating Leases	8,141	10,741	14,926

Non-Cash Financing Activities:
Right-of-use Assets Obtained for Capitalized Operating Lease Liabilities	$2,598	$272	$621

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

Total Selling, General, and Administrative Expenses for each of the periods are summarized as follows:

	For the Years Ended March 31,
	2022	2021	2020
	(dollars in thousands)
Operating Units Selling, G&A	$56,561	$56,309	$57,077
Corporate G&A	46,801	49,511	65,410
	$103,362	$105,820	$122,487

The increase in Corporate General and Administrative Expenses during fiscal 2020, compared with fiscal 2022 and 2021, is primarily due to business development costs related to our portfolio review, acquisitions, and the acceleration of stock compensation costs upon the retirement of our Chief Executive Officer during the year.

Earnings Per Share

	For the Years Ended March 31,
	2022	2021	2020
Weighted-Average Shares of Common Stock Outstanding	40,547,048	41,543,067	42,021,892
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	539,309	570,325	623,779
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(343,917)	(429,815)	(481,853)
Restricted Stock Units	187,272	143,132	121,525
Weighted-Average Common Stock and Dilutive Securities Outstanding	40,929,712	41,826,709	42,285,343

The line Less Shares Repurchased from Proceeds of Assumed Exercised Options includes unearned compensation related to outstanding stock options.

There were 6,053; 569,431; and 475,082 stock options at an average exercise price of $139.80 per share, $89.11 per share, and $95.46 per share, respectively, that were excluded from the computation of diluted earnings per share for the fiscal years ended March 31, 2022, 2021, and 2020, because such inclusion would have been anti-dilutive.

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

Recent Accounting Pronouncements

RECENTLY ADOPTED

In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes, eliminates certain exceptions within existing income tax guidance, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. We adopted this standard on April 1, 2021. The adoption of this standard did not have a material impact on our consolidated financial statements.

PENDING ADOPTION

None.
(B) ACQUISITION SUBSEQUENT TO YEAR END

ConAgg Acquisition

On April 22, 2022, we acquired the assets of a readymix concrete and aggregates business in northern Colorado (the ConAgg Acquisition). The purchase price of the ConAgg Acquisition was approximately $121.2 million. The purchase price and expenses incurred in connection with the ConAgg Acquisition were funded primarily through borrowings under our Revolving Credit Facility. Operations related to the ConAgg Acquisition will be included in our segment reporting for the Concrete and Aggregates business beginning in fiscal 2023.

(C) discontinued operations and other dispositions

Discontinued Operations

On September 18, 2020, we sold our Oil and Gas Proppants business (the Proppants Business) to Smart Sand, Inc., a Delaware corporation (the Purchaser), pursuant to an Equity Purchase and Sale Agreement (the Purchase Agreement) between the Company and the Purchaser. The sale of this business excluded certain assets, namely real property and equipment in south Texas, real property in Illinois and certain other assets. The purchase price (the Purchase Price) paid by the Purchaser for the acquisition of the Proppants Business was $2.0 million paid in shares of common stock of the Purchaser. The shares were valued at March 31, 2022 and 2021 using Level 1 inputs at the quoted market price of the shares, and the shares are classified as Other Assets in our Consolidated Balance Sheet at March 31, 2022 and 2021.

The sale of the Oil and Gas Proppants business, which was previously disclosed as a reportable segment, was determined to meet the discontinued operations accounting criteria. The sale resulted in a gain of approximately $9.2 million for the year ended March 31, 2021, which is included in Earnings (Loss) from Discontinued Operations on the Consolidated Statement of Earnings. Certain expenses, which were previously included in the Oil and Gas Proppants operating segment, do not qualify for classification within discontinued operations and have been reclassified from the operating segment to continuing operations. These expenses primarily relate to lease agreements not included in the sale of the Proppants Business.

The following is a summary of operating results included in Earnings (Loss) from Discontinued Operations for the fiscal years ended March 31, 2021 and 2020.

	For the Years Ended March 31,
	2021	2020
	(dollars in thousands)
Revenue	$1,045	$46,781
Cost of Goods Sold	3,415	58,185
Gross Profit	(2,370)	(11,404)
Other Non-Operating Income	226	569
Gain on Sale of Discontinued Operations	9,230	—
Impairment Losses	—	(199,136)
Earnings (Loss) from Discontinued Operations	7,086	(209,971)
Income Tax (Expense) Benefit	(1,808)	49,674
Net Earnings (Loss) from Discontinued Operations	$5,278	$(160,297)

The significant components of our Consolidated Statements of Cash Flows for discontinued operations for the fiscal years ended March 31, 2021 and 2020 are as follows:

	For the Years Ended March 31,
	2021	2020
	(dollars in thousands)
Depreciation and Amortization	$221	$11,310
Impairment Losses	$—	$199,136
Gain on Sale of Business	$(9,230)	$—
Net Change in Inventory	$—	$3,200
Capital Expenditures	$—	$146

Other Dispositions

On April 17, 2020, we sold our Western Aggregates LLC (Western) and Mathews Readymix LLC (Mathews) operations to Teichert Inc., a California-based construction company for an aggregate purchase price of $93.5 million, which resulted in a gain on sale of approximately $52.0 million. Western and Mathews were part of our Concrete and Aggregates operating segment.

At the date of sale, assets and liabilities included on our Balance Sheet related to Western and Mathews were approximately $43.8 million and $2.3 million, respectively.

Revenue and Operating Earnings from Western and Mathews, collectively, for fiscal years 2021 and 2020 are as follows:

	For the Years Ended March 31,
	2021	2020
	(dollars in thousands)
Revenue	$1,692	$32,255
Operating Earnings	$142	$4,837

(D) Property, Plant, and Equipment

Cost by major category and Accumulated Depreciation are summarized as follows:

	March 31,
	2022	2021
	(dollars in thousands)
Land and Quarries	$231,499	$217,439
Plants	2,380,926	2,363,937
Buildings, Machinery, and Equipment	194,753	180,340
Construction in Progress	50,270	23,097
	2,857,448	2,784,813
Accumulated Depreciation	(1,240,909)	(1,125,713)
	$1,616,539	$1,659,100

(E) Accrued Expenses

Accrued expenses consist of the following:

	As of March 31,
	2022	2021
	(dollars in thousands)
Payroll and Incentive Compensation	$37,262	$32,336
Benefits	14,894	14,979
Interest	5,052	3,089
Dividends	9,756	—
Property Taxes	6,514	6,683
Power and Fuel	2,877	2,350
Freight	1,172	1,575
Legal and Professional	989	9,511
Sales and Use Tax	1,509	1,265
Other	6,729	7,052
	$86,754	$78,840

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

Lease expense for our operating and short-term leases is as follows:

	For the Years Ended March 31,
	2022	2021	2020
	(dollars in thousands)
Operating Lease Cost	$6,543	$6,757	$7,966
Short-term Lease Cost	1,261	2,562	1,279
Total Lease Cost	$7,804	$9,319	$9,245

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	As of March 31,
	2022	2021
	(dollars in thousands)
Operating Leases:
Operating Lease Right-of-Use Assets	$23,856	$25,811

Current Operating Lease Liabilities	$7,118	$6,343
Noncurrent Operating Lease Liabilities	29,212	34,444
Total Operating Lease Liabilities	$36,330	$40,787

Future payments for operating leases are as follows:

Amount
Fiscal Year	(dollars in thousands)
2023	$8,130
2024	6,250
2025	5,803
2026	4,269
2027	3,540
Thereafter	16,934
Total Lease Payments	$44,926
Less: Imputed Interest	(8,596)
Present Value of Lease Liabilities	$36,330

Weighted-Average Remaining Lease Term (in years)	10.1
Weighted-Average Discount Rate	3.74%

(G) Indebtedness

Long-term debt at March 31, 2022 consists of the following:

	As of March 31,
	2022	2021
	(dollars in thousands)
Revolving Credit Facility	$200,000	$—
2.500% Senior Unsecured Notes Due 2031	750,000	—
4.500% Senior Unsecured Notes Due 2026	—	350,000
Term Loan	—	665,000
Total Debt	950,000	1,015,000
Less: Unamortized Discount and Debt Issuance Costs	(11,735)	(6,384)
Long-term Debt	$938,265	$1,008,616

The weighted-average interest rate of borrowings under our Revolving Credit Facility during fiscal years 2022, 2021, and 2020 was 1.5%, 2.8%, and 3.6%, respectively. The interest rate on the Revolving Credit Facility was 1.7% at March 31, 2022. There was no balance outstanding at March 31, 2021.

Revolving Credit Facility

On July 1, 2021, we terminated our previous credit facilities and entered into an unsecured $750.0 million revolving credit facility (the Revolving Credit Facility). The Revolving Credit Facility also provides the Company the option to increase the borrowing capacity by up to $375.0 million (for a total borrowing capacity of $1,125 million), provided that the existing lenders, or new lenders, agree to such increase. The Revolving Credit Facility includes a $40.0 million letter of credit facility and a swingline loan sub-facility of $25.0 million. On May 5, 2022 the Revolving Credit Facility was amended, as discussed below in the Subsequent Debt Amendments and Activity section.

The Revolving Credit Facility contains customary covenants for an unsecured investment-grade facility, including covenants that restrict the Company’s and/or its subsidiaries’ ability to incur additional debt; encumber assets; merge with or transfer or sell assets to other persons; and enter into certain affiliate transactions. The Revolving Credit Facility also requires the Company to maintain at the end of each fiscal quarter a Leverage Ratio of 3.50:1.00 or less (subject to certain exceptions) and an Interest Coverage Ratio (both ratios, as defined in the Revolving Credit Facility) equal to or greater than 2.50 to 1.00 (collectively, the Financial Covenants). We were in compliance with all covenants at March 31, 2022.

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

Retirement of Debt

In connection with the issuance of the 2.500% Senior Unsecured notes, on July 1, 2021 we repaid all outstanding amounts under and terminated our $665.0 million term loan credit agreement (the Term Loan Facility). The Term Loan Facility was used to pay a portion of the purchase price for the Kosmos Acquisition and fees and expenses incurred in connection with the Kosmos Acquisition in March 2020. Additionally, on July 19, 2021, (the first business day following the redemption date), we redeemed and paid in full all outstanding amounts due under the $350.0 million aggregate principal amount of 4.500% senior notes (4.500% Senior Unsecured Notes) due August 2026, using proceeds from the 2.500% Senior Unsecured Notes, the Revolving Credit Facility and cash on hand. The 4.500% Senior Unsecured Notes redemption price included all of the outstanding principal and accrued interest through the redemption date of July 17, 2021, as well as an early termination premium of approximately $8.4 million. In connection with the termination and repayment of the Term Loan Facility and the redemption of the 4.500% Senior Unsecured Notes, we expensed approximately $6.1 million of related debt issuance costs in July 2021.

Subsequent Debt Amendment and Activity

In connection with the ConAgg Acquisition on April 22, 2022, we borrowed an additional $120 million from our Revolving Credit Facility.

Amended Revolving Credit Facility

On May 5, 2022, we amended the Revolving Credit Facility (such facility, as amended, the Amended Credit Facility) to, among other things, include a $200.0 million term loan facility (all proceeds borrowed thereunder, the New Term Loan), and establish the maturity date of the Amended Credit Facility (including with respect to the Revolving Credit Facility (which was continued in the Amended Credit

Facility with an extended maturity date) and the New Term Loan) as May 5, 2027. The Amended Credit Facility also replaced the LIBOR-based reference rate for any borrowings thereunder to a SOFR (secured overnight financing rate)-based rate such that outstanding loans under the Amended Credit Facility bear interest, at a variable rate equal to either (i) the adjusted term SOFR rate, plus 10 bps, plus an agreed spread (ranging from 100 to 162.5 basis points, which is established based on the Company's credit rating); (ii) in respect of any Revolving Loans (until such time as the then-existing Benchmark (as defined in the Amended Credit Facility) is replaced in accordance with the Amended Credit Facility), the adjusted daily simple SOFR rate, plus 10 bps, plus an agreed spread (ranging from 100 to 162.5 basis points, which is established based on the Company's credit rating) or (iii) an Alternate Base Rate (as defined in the Amended Credit Facility), which is the highest of (a) the Prime Rate (as defined in the Amended Credit Facility) in effect on any applicable day, (b) the NYFRB Rate (as defined in the Amended Credit Facility) in effect on any applicable day, plus ½ of 1%, and (c) the Adjusted Term SOFR (as defined in the Amended Credit Facility) for a one-month interest period on any applicable day, or if such day is not a business day, the immediately preceding business day, plus 1.0%, in each case plus an agreed upon spread (ranging from 0 to 62.5 basis points) which is established quarterly based on the Company's credit rating.

Additionally, the Amended Credit Facility contemplates additional uncommitted incremental capacity (which may take the form of term loans and/or revolving loans) in an amount not to exceed $375.0 million.

New Term Loan

On May 5, 2022, we borrowed the $200.0 million New Term Loan under the Amended Credit Facility, and used these proceeds to, among other things, pay down a portion of the Existing Revolving Loans (such paydown, the RCF Paydown). The New Term Loan requires quarterly principle payments of $2.5 million, with any unpaid amounts due upon maturity on May 5, 2027. At the Company’s option, principal amounts outstanding under the New Term Loan bear interest as set forth in the Amended Credit Facility (but not, for the avoidance of doubt, at a daily simple SOFR rate unless and until such time as the then-existing Benchmark (as defined in the Amended Credit Facility) is replaced in accordance with the Amended Credit Facility).

Outstanding Amounts Under Amended Credit Facility

As of the amendment date, in addition to the $200.0 million New Term Loan, and after giving effect to the RCF Paydown, there was approximately $156.0 million of Revolving Loans outstanding under the Amended Credit Facility, plus $5.0 million outstanding letters of credit, leaving us with $589.0 million of available revolving borrowings under the Amended Credit Facility. We are in compliance with all Financial Covenants at this time, therefore all $589.0 million is available for future borrowings.

Including the additional borrowings for the ConAgg Acquisition and the New Term Loan, our maturities of long-term debt during the next five fiscal years are as follows:

Fiscal Year	Amount
2023	$7,500
2024	10,000
2025	10,000
2026	10,000
2027	10,000
Thereafter	1,058,500
Total	$1,106,000

(H) Fair Value of Financial Instruments

The fair value of our senior notes has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Unsecured Notes at March 31, 2022 is as follows:

Fair Value
(dollars in thousands)
2.500% Senior Unsecured Notes Due 2031	$664,000

The estimated fair value of our long-term debt was based on publicly quoted prices of these debt instruments (level 1 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities approximate their fair values at March 31, 2022, due to the short-term maturities of these assets and liabilities. The fair value of our Revolving Credit Facility also approximates its carrying values at March 31, 2022.

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

	For the Years Ended March 31,
	2022	2021	2020
	(dollars in thousands)
Revenue
Cement	$1,007,094	$944,556	$752,002
Concrete and Aggregates	177,122	168,829	182,775
Gypsum Wallboard	692,152	539,009	508,145
Paperboard	194,054	163,507	159,963
	2,070,422	1,815,901	1,602,885
Less: Intersegment Revenue	(105,001)	(88,068)	(85,316)
Less: Joint Venture Revenue	(103,899)	(105,191)	(113,536)
	$1,861,522	$1,622,642	$1,404,033

	For the Years Ended March 31,
	2022	2021	2020
	(dollars in thousands)
Intersegment Revenue
Cement	$22,915	$20,862	$21,499
Concrete and Aggregates	—	106	1,502
Paperboard	82,086	67,100	62,315
	$105,001	$88,068	$85,316
Cement Sales Volume (M tons)
Wholly Owned	6,711	6,576	4,975
Joint Venture	823	890	956
	7,534	7,466	5,931

	For the Years Ended March 31,
	2022	2021	2020
		(dollars in thousands)
Operating Earnings
Cement	$259,556	$233,957	$181,330
Concrete and Aggregates	18,467	19,054	17,558
Gypsum Wallboard	261,476	167,336	154,614
Paperboard	12,603	25,449	34,979
Other	—	—	(3,230)
Sub-Total	552,102	445,796	385,251
Corporate General and Administrative Expense	(46,801)	(49,511)	(65,410)
Loss on Early Retirement of Senior Notes	(8,407)	—	—
Gain on Sale of Businesses	—	51,973	—
Impairment Losses	—	—	(25,131)
Other Non-Operating Income (Loss)	9,073	20,274	(594)
Earnings Before Interest and Income Taxes	505,967	468,532	294,116
Interest Expense, net	(30,873)	(44,420)	(38,421)
Earnings Before Income Taxes	$475,094	$424,112	$255,695
Cement Operating Earnings
Wholly Owned	$227,068	$196,516	$138,745
Joint Venture	32,488	37,441	42,585
	$259,556	$233,957	$181,330
Capital Expenditures
Cement	$31,535	$26,708	$44,776
Concrete and Aggregates	5,239	3,114	11,898
Gypsum Wallboard	32,405	12,889	12,771
Paperboard	2,579	11,222	62,528
Corporate and Other	2,363	—	—
	$74,121	$53,933	$131,973
Depreciation, Depletion, and Amortization
Cement	$79,560	$77,524	$59,081
Concrete and Aggregates	9,656	10,807	11,142
Gypsum Wallboard	22,024	21,646	20,320
Paperboard	14,721	13,913	8,945
Corporate and Other	2,850	4,976	2,720
	$128,811	$128,866	$102,208

Discontinued Operations
Capital Expenditures	$—	$—	$146
Depreciation, Depletion, and Amortization	$—	$221	$11,310

	As of March 31,
	2022	2021	2020
	(dollars in thousands)
Identifiable Assets
Cement	$1,860,649	$1,898,930	$1,980,306
Concrete and Aggregates	89,405	88,410	136,041
Gypsum Wallboard	397,486	366,352	375,946
Paperboard	180,025	186,156	183,288
Assets of Discontinued Operations	—	—	13,831
Corporate and Other, net	52,087	298,833	271,608
	$2,579,652	$2,838,681	$2,961,020

Segment Operating Earnings, including the proportionately consolidated 50% interest in the revenue and expenses of the Joint Venture, represent Revenue less direct operating expenses, segment Depreciation, and segment Selling, General, and Administrative expenses. Segment Operating Earnings don’t include certain nonrecurring losses, such as impairment and legal settlements. We account for intersegment sales at market prices. Corporate assets consist primarily of cash and cash equivalents, general office assets, and miscellaneous other assets.

The basis used to disclose Identifiable Assets; Capital Expenditures; and Depreciation, Depletion, and Amortization conforms with the equity method, and is similar to how we disclose these accounts in our Consolidated Balance Sheets and Consolidated Statements of Earnings.

The segment breakdown of Goodwill at March 31, 2022 and 2021 is as follows:

	For the Years Ended March 31,
	2022	2021
	(dollars in thousands)
Cement	$203,342	$203,342
Concrete and Aggregates	1,639	1,639
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$329,137	$329,137

(J) Income Taxes

The provision for income taxes from continuing operations includes the following components:

	For the Years Ended March 31,
	2022	2021	2020
	(dollars in thousands)
Current Provision (Benefit)
Federal	$87,626	$67,913	$(91,304)
State	6,924	9,587	3,004
	94,550	77,500	(88,300)
Deferred Provision (Benefit)
Federal	3,491	7,207	108,467
State	2,806	5,239	4,337
	6,297	12,446	112,804
Provision for Income Taxes	$100,847	$89,946	$24,504

The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2022	2021	2020
	(dollars in thousands)
Earnings Before Income Taxes	$475,094	$424,112	$255,695
Income Taxes at Statutory Rate	$99,770	$89,063	$53,998
Increases (Decreases) in Tax Resulting from
State Income Taxes, net	12,743	11,713	3,579
Statutory Depletion in Excess of Cost	(7,796)	(5,263)	(3,078)
Excess Tax Benefit from Stock Compensation	(3,048)	(3,229)	307
Meals and Entertainment Disallowance	279	220	537
Limitation on Officer's Compensation	2,568	1,503	1,018
Impact of CARES Act of 2020	—	—	(35,936)
Credits	—	(400)	(2,150)
Valuation Allowance	(4,556)	300	2,212
Change in Reserves	—	(2,916)	4,200
Other	887	(1,045)	(183)
Provision for Income Taxes	$100,847	$89,946	$24,504
Effective Tax Rate	21%	21%	10%

Components of deferred income taxes are as follows:

	March 31,
	2022	2021
	(dollars in thousands)
Items Giving Rise to Deferred Tax Liabilities
Excess Tax Depreciation and Amortization	$(242,335)	$(242,235)
Investment in Joint Venture Basis Differences	(7,813)	(3,621)
Depletable Assets	(3,769)	(6,740)
Right-of-Use Assets	(5,897)	(6,506)
Inventory	(548)	—
Other	(3,506)	(2,913)
Total Deferred Tax Liabilities	$(263,868)	$(262,015)
Items Giving Rise to Deferred Tax Assets
Change in Accruals	$13,255	$13,859
Inventory	—	1,387
Bad Debts	1,600	2,022
Long-term Incentive Compensation Plan	3,252	3,940
Credits and Other Carryforwards	12,747	17,338
Lease Liability	8,849	10,141
Pension	1,001	1,103
Subtotal	40,704	49,790
Valuation Allowance	(9,205)	(13,761)
Total Deferred Tax Assets	$31,499	$36,029

Prior year amounts in the above table have been reclassified to conform to the current year presentation. We record Deferred Tax Assets and Liabilities based upon estimates of their realizable value with such estimates based upon likely future tax consequences. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the Deferred Tax Assets. If, based on the weight of available evidence, it is more likely than not that a Deferred Tax Asset will not be realized, we record a Valuation Allowance.

We have state net operating loss carryforwards of $0.9 million at March 31, 2022, and approximately $3.7 million at March 31, 2021, net of valuation allowance. We have state income tax credit carryforwards of $4.3 million at March 31, 2022, and $1.1 million at March 31, 2021, net of Valuation Allowances. The state income tax credits may be carried forward indefinitely.

We file income tax returns in U.S. federal and various state jurisdictions. The Company is currently subject to U.S. federal income tax examinations for the year ended March 31, 2019 and forward.

Uncertain Tax Positions

We are subject to audit examinations at federal, state, and local levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of these challenges is subject to uncertainty.

We review and assess all tax positions subject to uncertainty on a more-likely-than-not standard with respect to ultimate outcome if challenged. We measure and record tax benefit or expense only when the more-likely-than-not threshold is met. The change in unrecognized tax benefits for the years ended March 31, 2022, 2021, and 2020 was as follows:

	For the Years Ended March 31,
	2022	2021	2020
	(dollars in thousands)
Balance at Beginning of Year	$1,284	$4,200	$—
Increase Related to Current Tax Positions	—	1,284	4,200
Decrease Related to Current Tax Positions	—	(4,200)	—
Payments	—	—	—
	$1,284	$1,284	$4,200

We recorded a $4.2 million reserve resulting from of a position we took on our fiscal 2020 federal tax return, which is related to the interest limitation under IRC Section 163(j) and the resulting carryback allowed under the CARES Act. This tax return position reflected an expected update to U.S. Department of the Treasury regulations. During fiscal 2021, the U.S. Department of Treasury issued updated regulations under IRC Section 163(j). As a result, in fiscal 2021 we reversed the reserve recorded in fiscal 2020.

We classify interest and penalties related to uncertain tax positions as current income tax expense. We recorded no interest and penalties for each of the fiscal years ended March 31, 2022, 2021, and 2020.

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

(K) Commitments and Contingencies

Our operations and properties are subject to extensive and changing federal, state, and local laws; regulations and ordinances governing the protection of the environment; as well as laws relating to worker health and workplace safety. We carefully consider the requirements mandated by such laws and regulations and have procedures in place at all of our operating units to monitor compliance. Any matters that are identified as potential exposures under these laws and regulations are carefully reviewed by management to determine our potential liability. Although management is not aware of any material exposures that require an accrual under generally accepted accounting principles, there can be no assurance that prior or future operations will not ultimately result in violations, claims, or other liabilities associated with these regulations.

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At March 31, 2022, we had contingent liabilities under these outstanding letters of credit of approximately $5.0 million.

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

We have certain forward purchase contracts, primarily for natural gas, that expire during calendar years 2022 and 2023. The contracts are for approximately 30% of our anticipated natural gas usage.

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

Long-Term Compensation Plans

Options

In May 2021, the Compensation Committee of the Board of Directors approved the granting to certain officers and key employees an aggregate of 4,293 performance-vesting stock options that would be earned only if certain performance conditions were satisfied (the Fiscal 2022 Employee Performance Stock Option Grant). The performance criterion for the Fiscal 2022 Employee Performance Stock Option Grant was based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2022. All stock options would be earned if the return on equity was 20.0% or greater, and the percentage of shares earned are reduced proportionately to approximately 66.7% if the return on equity was 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all stock options granted would be forfeited. During fiscal 2022, our adjusted return on equity exceeded 20.0%; therefore, all 4,293 options were earned. The earned stock options will vest ratably over four years, with the first fourth vesting promptly following the determination date, and the remaining options vesting on March 31, 2023 through 2025. The Compensation Committee also approved the granting of 3,578 time-vesting stock options to the same officers and key employees, which vest ratably over a four-year period (the Fiscal 2022 Employee Time-Vesting Stock Option Grant). All of our stock options have a term of 10 years from the date of grant.

All stock options issued during fiscal 2022 and 2021 were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2022 and 2021 are as follows:

	2022	2021
Dividend Yield	0.8%	0.0%
Expected Volatility	38.4%	37.9%
Risk-Free Interest Rate	1.00%	0.44%
Expected Life	6.0 years	6.0 years

Stock option expense for all outstanding stock option awards was approximately $3.4 million, $4.9 million, and $4.5 million for the years ended March 31, 2022, 2021, and 2020, respectively. At March 31, 2022, there was approximately $3.7 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 1.8 years.

The following table shows stock option activity for the years presented:

	For the Years Ended March 31,
	2022		2021		2020
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Year	708,501	$83.85	1,160,091	$80.36	1,042,925	$76.88
Granted	11,316	$140.42	187,121	$61.92	187,375	$91.58
Exercised	(247,578)	$86.97	(623,617)	$70.57	(62,326)	$88.28
Cancelled	(15,390)	$76.63	(15,094)	$92.51	(7,883)	$102.69
Outstanding Options at End of Year	456,849	$83.81	708,501	$83.85	1,160,091	$80.36
Options Exercisable at End of Year	314,624		416,817		868,081
Weighted-Average Fair Value of Options Granted During the Year		$49.18		$22.68		$27.35

The following table summarizes information about stock options outstanding at March 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$33.69 - $37.34	5,800	0.20	$35.46	5,800	$35.46
$59.32 - $81.56	179,192	7.15	$63.43	92,382	$65.88
$87.37 - $93.03	156,131	6.69	$91.44	113,803	$91.40
$99.37 - $143.09	115,726	6.23	$107.49	102,639	$105.81
	456,849	6.67	$83.81	314,624	$87.57

At March 31, 2022, the aggregate intrinsic value for outstanding and exercisable options was approximately $20.4 million and $12.8 million, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2022, 2021, and 2020 was approximately $15.7 million, $26.4 million and $2.2 million, respectively.

Restricted Stock

In May 2021, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 52,577 shares of performance vesting restricted stock that would be earned only if certain performance conditions were satisfied (the Fiscal 2022 Employee Restricted Stock Performance Award). The performance criterion for the Fiscal 2022 Employee Restricted Stock Performance Award is based upon the achievement of certain levels of return on equity (as defined in the agreement), ranging from 10.0% to 20.0%, for the fiscal year ended March 31, 2022. All restricted shares would be earned if the return on equity was 20.0% or greater, and the percentage of shares earned would be reduced proportionately to approximately 66.7% if the return on equity was 10.0%. If the Company did not achieve a return on equity of at least 10.0%, all awards would be forfeited. During fiscal 2022, the return on equity exceeded 20.0%; therefore all 52,577 shares were earned. Restrictions on the earned shares will lapse ratably over four years, with the first fourth lapsing promptly following the determination date and the remaining restrictions lapsing on March 31, 2023 through 2025. The Compensation Committee also approved the granting of 43,816 shares of time-vesting restricted stock to the same officers and key employees, which vest ratably over four years (the Fiscal 2022 Employee Restricted Stock Time-Vesting Award). Both of the Fiscal 2022 Employee Restricted Stock Performance Award and the Fiscal 2022 Employee Restricted Stock Time-Vesting Award were valued at the closing price of the stock on the date of grant and are being expensed over a four-year period.

In August 2021, we granted to members of the Board of Directors 15,720 shares of restricted stock (the Fiscal 220Board of Directors Restricted Stock Award), which vested six months after the grant date. The Fiscal 2022 Board of Directors Restricted Stock Awards was valued at the closing price of the stock on the date of the grant and was expensed over a six-month period.

The fair value of restricted stock is estimated based on the stock price at the date of the grant. The following table summarizes the activity for nonvested restricted shares during the fiscal years ended March 31, 2022, 2021, and 2020:

	For the Years Ended March 31,
	2022		2021		2020
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested Restricted Stock at Beginning of Year	267,090	$62.56	233,120	$75.35	300,115	$78.94
Granted	113,414	$139.91	179,377	$63.83	118,292	$90.08
Vested	(116,507)	$87.47	(136,280)	$78.89	(169,347)	$92.98
Cancelled	(5,218)	$75.10	(9,127)	$71.46	(15,940)	$58.64
Nonvested Restricted Stock at End of Year	258,779	$102.45	267,090	$62.56	233,120	$75.35

Expense related to restricted shares was $10.9 million, $10.4 million, and $15.3 million in fiscal years ended March 31, 2022, 2021, and 2020, respectively. At March 31, 2022, there were approximately 259,000 shares with remaining restrictions, for which $17.2 million of unearned compensation will be recognized over a weighted-average period of 2.4 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,377,416 at March 31, 2022. Of the available shares, a total of 1,008,690 shares can be used for future restricted stock and restricted stock unit grants.

(M) Net Interest Expense

The following components are included within Interest Expense, net:

	For the Years Ended March 31,
	2022	2021	2020
	(dollars in thousands)
Interest Income	$(39)	$(66)	$(34)
Interest Expense	21,637	40,624	36,956
Other Expenses	9,275	3,862	1,499
Interest Expense, net	$30,873	$44,420	$38,421

Interest Income includes interest earned on investments of excess Cash and Cash Equivalents and Restricted Cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan (retired in July 2021), Senior Unsecured Notes, Private Placement Senior Unsecured Notes (retired in October 2019), and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility and Term Loan costs.

(N) Pension and Profit Sharing Plans

We offer our employees multiple retirement and profit sharing plans.

Pension Plans

We have several defined benefit and defined contribution retirement plans that together cover substantially all of our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and each employee’s qualifying compensation over the last few years of employment. During fiscal 2020, the last of our pension plans that was still accruing benefits was frozen; therefore, none of our pension plans are accruing additional benefits. Our funding policy is to generally contribute amounts to ensure our pension assets are consistent with our pension liabilities. The annual measurement date is March 31 for the benefit obligations, fair value of plan assets, and the funded status of the defined benefit plans.

The following table provides a reconciliation of the Benefit Obligations and Fair Values of Plan Assets for all defined benefit plans for the years ended March 31, 2022 and 2021, as well as a statement of the funded status for the same periods:

	For the Years Ended March 31,
	2022	2021
	(dollars in thousands)
Reconciliation of Benefit Obligations
Benefit Obligation at April 1,	$35,844	$36,701
Service Cost - Benefits Earned During the Period	—	—
Interest Cost on Projected Benefit Obligation	1,167	1,216
Actuarial (Gain) Loss	(1,776)	1,714
Benefits Paid	(1,326)	(1,251)
Sale of Business	—	(2,536)
Benefit Obligation at March 31,	$33,909	$35,844
Reconciliation of Fair Value of Plan Assets
Fair Value of Plan Assets at April 1,	$37,907	$39,009
Actual Return on Plan Assets	(268)	2,939
Benefits Paid	(1,326)	(1,251)
Sale of Business	—	(2,790)
Fair Value of Plan Assets at March 31,	36,313	37,907
Funded Status -
Funded Status at March 31,	$2,404	$2,063
Amounts Recognized in the Balance Sheet Consist of
Other Assets	$2,404	$2,063
Accumulated Other Comprehensive Losses:
Net Actuarial Loss	4,172	4,524
Prior Service Cost	—	—
Accumulated Other Comprehensive Losses	$4,172	$4,524
Tax impact	(997)	(1,084)
Accumulated Other Comprehensive Losses, net of tax	$3,175	$3,440

The table below summarizes the Company’s Projected Benefit Obligation, Accumulated Benefit Obligation, and Fair Value of Plan Assets at March 31, 2022 and 2021:

	March 31,
	2022	2021
	(dollars in thousands)
Projected Benefit Obligation	$33,909	$35,844
Accumulated Benefit Obligation	$33,909	$35,844
Fair Value of Plan Assets	$36,313	$37,907

Net periodic pension cost for the fiscal years ended March 31, 2022, 2021, and 2020, included the following components:

	For the Years Ended March 31,
	2022	2021	2020
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$—	$—	$339
Interest Cost of Projected Benefit Obligation	1,167	1,216	1,351
Expected Return on Plan Assets	(1,299)	(1,419)	(1,702)
Recognized Net Actuarial Loss	143	133	153
Amortization of Prior-Service Cost	—	—	19
Net Periodic Pension Cost	$11	$(70)	$160

Expected benefit payments over the next five years, and the following five years under the pension plans are expected to be as follows (dollars in thousands):

Fiscal Years	Total
2023	$1,688
2024	$1,702
2025	$1,810
2026	$1,868
2027	$1,941
2028-2032	$9,776

The following tables set forth the assumptions used in the actuarial calculations of the present value of Net Periodic Benefit Costs and Benefit Obligations:

	March 31,
	2022	2021	2020
Net Periodic Benefit Costs -
Discount Rate	3.33%	3.64%	4.09%
Expected Return on Plan Assets	3.50%	4.00%	4.75%
Rate of Compensation Increase	n/a	n/a	3.50%

	March 31,
	2022	2021
Benefit Obligations -
Discount Rate	3.75%	3.33%
Rate of Compensation Increase	n/a	n/a

The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted-average rate of earnings on the portfolio over the long term. To determine this rate, we developed estimates of the key components underlying capital asset returns that include: market-based estimates of inflation, real risk-free rates of return, yield curve structure, credit-risk premiums, and equity risk premiums. Because all of our pension plans were frozen beginning in fiscal 2021, the rate of compensation increase is not applicable. We used these components as appropriate to develop benchmark estimates for the expected long-term management approach that we employ.

The pension plans’ approximate weighted-average asset allocation at March 31, 2022 and 2021, and the range of target allocation are as follows:

		Percentage of Plan Assets at March 31,
	Range of Target Allocation	2022	2021
Asset Category -
Equity Securities	10 – 20%	9%	19%
Debt Securities	60 – 90%	90%	79%
Other	0 – 20%	1%	2%
Total		100%	100%

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

Based on our current actuarial estimates, we do not anticipate making any contributions to our defined benefit plans for fiscal year 2023.

The fair values of our defined benefit plans’ consolidated assets by category as of March 31, 2022 and 2021 were as follows:

	March 31,
	2022	2021
	(dollars in thousands)
Equity Securities	$3,433	$7,277
Fixed Income Securities	32,583	30,010
Real Estate Funds	115	160
Cash Equivalents	182	460
Total	$36,313	$37,907

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Footnote (A) to the Consolidated Financial Statements.

The fair values by category of inputs as of March 31, 2022 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Categories	(dollars in thousands)
Equity Securities	$—	$3,433	$—	$3,433
Fixed Income Securities	—	32,583	—	32,583
Real Estate Funds	—	115	—	115
Cash Equivalents	182	—	—	182
	$182	$36,131	$—	$36,313

The fair values by category of inputs as of March 31, 2021 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Categories	(dollars in thousands)
Equity Securities	$—	$7,277	$—	$7,277
Fixed Income Securities	—	30,010	—	30,010
Real Estate Funds	—	160	—	160
Cash Equivalents	460	—	—	460
	$460	$37,447	$—	$37,907

Equity securities consist of funds that are not actively traded. These funds are maintained by an investment manager and are primarily invested in indexes. The remaining funds, excluding cash, primarily consist of investments in institutional funds.

Profit Sharing Plans

We also provide profit sharing plans, which cover substantially all salaried and certain hourly employees. The profit sharing plans are defined contribution plans funded by employer discretionary contributions; employees may also contribute a certain percentage of their base annual salary. Employees are fully vested in their own contributions and become fully vested in any Company contributions over a four-year period. Costs relating to the employer discretionary contributions for our plan totaled $8.5 million, $8.3 million, and $8.2 million in fiscal years 2022, 2021, and 2020, respectively.

We also made matching contributions to the hourly profit sharing plan for certain of our entities totaling $1.3 million, $1.1 million, and $0.7 million for these employees during fiscal years 2022, 2021, and 2020, respectively.

Approximately fifty of our employees belong to three different multi-employer plans. The collective bargaining agreements for the employees who participate in the multi-employer plans expire in February 2024 and March 2025. Our expense related to these plans was approximately $1.7 million, $1.8 million, and $1.7 million during fiscal years 2022, 2021, and 2020, respectively. We anticipate the total expense in fiscal 2023 related to these plans will be approximately $2.0 million.

(O) QUARTERLY RESULTS (UNAUDITED)

	For the Years Ended March 31,
	2022	2021
	(dollars in thousands, except per share data)
First Quarter
Revenue	$475,770	$426,989
Gross Profit	126,511	102,297
Earnings from Continuing Operations Before Income Taxes	121,719	129,927
Net Earnings from Continuing Operations	95,327	97,091
Net Earnings	95,327	96,206
Diluted Earnings per Share from Continuing Operations	$2.25	$2.33
Diluted Earnings per Share	$2.25	$2.31
Second Quarter
Revenue	$509,694	$447,684
Gross Profit	155,341	122,849
Earnings from Continuing Operations Before Income Taxes	131,315	109,671
Net Earnings from Continuing Operations	102,125	89,871
Net Earnings	102,125	96,034
Diluted Earnings per Share from Continuing Operations	$2.46	$2.16
Diluted Earnings per Share	$2.46	$2.31
Third Quarter
Revenue	$462,941	$404,667
Gross Profit	138,586	113,379
Earnings from Continuing Operations Before Income Taxes	131,846	105,072
Net Earnings from Continuing Operations	102,479	81,193
Net Earnings	102,479	81,193
Diluted Earnings per Share from Continuing Operations	$2.53	$1.94
Diluted Earnings per Share	$2.53	$1.94
Fourth Quarter
Revenue	$413,117	$343,302
Gross Profit	99,176	69,830
Earnings from Continuing Operations Before Income Taxes	90,214	79,442
Net Earnings from Continuing Operations	74,316	66,011
Net Earnings	74,316	66,011
Diluted Earnings per Share from Continuing Operations	$1.90	$1.56
Diluted Earnings per Share	$1.90	$1.56

Our financial results for the fourth quarter of fiscal 2021 were adversely affected by a severe winter storm in February 2021. This storm had a significant impact on Texas and the broader southern United States. Our cement facilities in Texas, Missouri, and Oklahoma were forced to curtail production and energy prices spiked during this time period. We estimate the storm’s impact was approximately $6.0 million in additional cement costs during the fiscal fourth quarter. Our paper mill, which is located in Oklahoma, was forced to curtail production during the week of the storm, and also experienced higher energy costs during the shutdown. Shipments of gypsum wallboard were significantly affected by the extreme winter conditions. We estimate that the storm affected fourth quarter Light Materials sector earnings by approximately $6.0 million. Although the operating earnings of our Light Materials sector were adversely affected by the storm, we were able to curtail some of our operations and release a portion of our natural gas commitments to third parties in a timely manner. The release of these commitments contributed to a significant increase in Other Non-Operating Income (Loss) in the fiscal 2021 fourth quarter.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Eagle Materials Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and Subsidiaries (the Company) as of March 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 20, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Raw Materials and Materials-in-Progress inventory existence
Description of the Matter

As described in Note A, the Company’s raw materials and materials-in-progress inventory balance was $81.3 million at March 31, 2022. Materials-in-progress inventory is comprised of clinker, which is an intermediary product before it is ground into cement powder. Due to the nature of raw materials and materials-in-progress inventory, the Company utilizes technology to measure the volume of the inventory stockpiles and applies density factors to convert the measurements to tons of inventory.

Auditing management’s process for measuring raw materials and materials-in-progress inventory was complex as auditor judgement was necessary to evaluate the Company’s process for measuring the inventory, given the technology utilized, and converting the measurements to tonnage.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of determining the existence of raw materials and materials-in-progress inventory.

To test the existence of raw materials and materials-in-progress inventory, we performed audit procedures, assisted by specialists, that included, among others, obtaining inventory measurements performed by third parties, observing management’s inspection and measurement of inventory, testing the measurement techniques of the inventory stockpiles, testing the underlying calculations of the measurements in the conversion calculations utilizing density factors, and evaluating the appropriateness of the density factors utilized in the calculations as compared to industry information.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas

May 20, 2022

Financial Statements

Texas Lehigh Cement Company LP

As of December 31, 2021 and 2020, and for the Years Ended December 31, 2021, 2020, and 2019

With Report of Independent Auditors

TEXAS LEHIGH CEMENT COMPANY LP STATEMENTS OF EARNINGS

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Net Sales	$201,886	$211,021	$222,830
Cost of Goods Sold	130,761	127,691	132,951
Gross Margin	71,125	83,330	89,879
Selling, General and Administrative Expenses	4,545	5,435	5,048
Operating Earnings	66,580	77,895	84,831
Other Income (Expense)	(145)	1,699	161
Equity in Earnings of Joint Venture	—	(21)	—
Texas Margin Tax	(649)	(717)	(744)
Net Earnings	$65,786	$78,856	$84,248

See notes to financial statements.

TEXAS LEHIGH CEMENT COMPANY LP STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Net Earnings	$65,786	$78,856	$84,248
Net Actuarial Gains (Losses) of Defined Benefit Plans:
Unrealized Gain (Loss) During the Period	873	(532)	(1,052)
Amortization of Net Actuarial Loss	309	296	212
Comprehensive Earnings	$66,968	$78,620	$83,408

See notes to financial statements.

TEXAS LEHIGH CEMENT COMPANY LP BALANCE SHEETS

	December 31,
	2021	2020
	(dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$3,864	$5,631
Accounts Receivable, net of Allowance for Doubtful Accounts and Discounts of $741 and $657	27,643	26,394
Inventories
Cement	3,864	4,015
Raw Materials and Materials-in-Process	17,198	14,300
Repair Parts and Supplies	15,714	17,051
Total Inventories	36,776	35,366
Prepaid Assets	1,209	1,069
Total Current Assets	69,492	68,460
Property, Plant, and Equipment
Land, Including Quarry	29,874	29,874
Cement Plant	149,000	138,288
Mobile Equipment and Other	9,378	7,520
Furniture and Fixtures	1,002	933
Construction-in-Progress	18,697	28,197
Total Property, Plant, and Equipment	207,951	204,812
Less Accumulated Depreciation and Depletion	(118,023)	(122,200)
Property, Plant, and Equipment, net	89,928	82,612
Operating Lease Right-of-Use Assets	5,718	6,557
Investment in Joint Venture	17,280	18,031
Total Assets	$182,418	$175,660

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts Payable	$11,820	$9,828
Accrued Liabilities	5,610	6,071
Operating Lease Obligation	607	746
Due to Affiliates	239	239
Current Liabilities	18,276	16,884
Pension and Other Long-term Liabilities	3,236	5,703
Operating Lease Obligation, net of Current Portion	4,822	5,457
Commitments and Contingencies	—	—
Partners' Capital
General Partners' Capital
TLCC GP LLC	156	148
Lehigh Portland Holdings, LLC	156	148
Limited Partners' Capital:
TLCC GP LLC	77,886	73,660
Lehigh Portland Investments, LLC	77,886	73,660
Total Partners' Capital	156,084	147,616
Total Liabilities and Partners' Capital	$182,418	$175,660

See notes to financial statements.

TEXAS LEHIGH CEMENT COMPANY LP STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	General Partners' Capital		Limited Partners' Capital
	TLCC GP LLC	Lehigh Portland Holdings, LLC	TLCC LP LLC	Lehigh Portland Investments, LLC	Total
	(dollars in thousands)
Balance at December 31, 2018	$121	$121	$60,423	$60,423	$121,088
Net Earnings for the Year	84	84	42,040	42,040	84,248
Other Comprehensive Loss	(1)	(1)	(419)	(419)	(840)
Distribution of Earnings	(64)	(64)	(32,186)	(32,186)	(64,500)
Balance at December 31, 2019	$140	$140	$69,858	$69,858	$139,996
Net Earnings for the Year	79	79	39,349	39,349	78,856
Other Comprehensive Loss	—	—	(118)	(118)	(236)
Distribution of Earnings	(71)	(71)	(35,429)	(35,429)	(71,000)
Balance at December 31, 2020	$148	$148	$73,660	$73,660	$147,616
Net Earnings for the Year	66	66	32,827	32,827	65,786
Other Comprehensive Gain	1	1	590	590	1,182
Distribution of Earnings	(59)	(59)	(29,191)	(29,191)	(58,500)
Balance at December 31, 2021	$156	$156	$77,886	$77,886	$156,084

See notes to financial statements.

TEXAS LEHIGH CEMENT COMPANY LP STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$65,786	$78,856	$84,248
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities
Depreciation and Depletion	3,476	3,175	3,009
Loss (Gain) on Sales of Equipment	—	315	(42)
Equity in Loss of Unconsolidated Joint Venture	—	21	—
Distributions from Joint Venture	750	—	—
Changes in Current assets and liabilities:
Trade Accounts Receivable	(1,249)	6,943	(4,428)
Inventories	(1,410)	4,362	865
Prepaid Assets	(140)	14	207
Accounts Payable	1,992	(1,638)	1,944
Accrued Liabilities and Due to Affiliates	(1,680)	339	(928)
Net Cash Provided by Operating Activities	67,525	92,387	84,875
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(10,792)	(21,559)	(15,057)
Proceeds from Sale of Property, Plant, and Equipment	—	66	49
Net Cash Used in Investing Activities	(10,792)	(21,493)	(15,008)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions of Earnings	(58,500)	(71,000)	(64,500)
Net Cash Used in Financing Activities	(58,500)	(71,000)	(64,500)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,767)	(106)	5,367
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,631	5,737	370
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,864	$5,631	$5,737

See notes to financial statements.

Texas Lehigh Cement Company LP

Notes to Financial Statements

(A) Organization

Texas Lehigh Cement Company LP (Texas Lehigh or the Company) was formed on June 27, 1986 as a Texas general partnership to operate a cement plant near Austin, Texas. Texas Lehigh was a fifty-fifty joint venture between Texas Cement Company (TCC), a wholly owned subsidiary of Eagle Materials, Inc. (EXP, formerly known as Centex Construction Products, Inc.), and Lehigh Portland Cement Company (Lehigh). On October 1, 2000, the existing Texas general partnership was converted to a Texas limited partnership. Subsequent to the limited partnership formation, TCC and Lehigh each contributed a 0.1% interest to a general partner, TLCC GP LLC and Lehigh Portland Holdings, LLC, and a 49.9% interest to a limited partner, TLCC LP LLC and Lehigh Portland Investments, LLC. The conversion and subsequent contributions were done to afford the former partners additional liability protection. Texas Lehigh Cement Company LP continues to do business as Texas Lehigh Cement Company.

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

In September 2006, Texas Lehigh paid $24.5 million for a 15% interest in Houston Cement Company (HCC), a joint venture. HCC operates two terminals in Houston, Texas. Under the terms of the joint venture agreement, Texas Lehigh is entitled to sell up to 495,000 short tons from the terminals each year. Because the terms, risks, and rights granted under the joint venture agreement give Texas Lehigh significant influence over HCC, it accounts for its investment in HCC using the equity method.

We evaluated all events or transactions that occurred after December 31, 2021 up through May 11, 2022, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events.

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

Inventories

Inventories are valued at the lower of average cost or net realizable value. Raw Materials and Materials-in-Process include clinker, which is an intermediary product before it is ground into cement powder. Quantities of Raw Materials and Materials-in-Process are based on measured volumes, subject to estimation based on the size and location of the inventory piles, and then converted to tonnage using standard inventory density factors.

Concentration of Risk

One customer accounted for 14.5%, 16.1% and 12.4% of cement sales in 2021, 2020, and 2019, respectively, and 8.5% and 10.8% of Accounts Receivable at December 31, 2021 and 2020, respectively. No other customer accounted for more than 10% of cement sales during the three years presented.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Texas Lehigh’s policy is to capitalize renewals and betterments and to expense repairs and maintenance when incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the financial statements, and any gain or loss is recorded in other income (expense) on the Statement of Earnings. Texas Lehigh periodically evaluates whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. At December 31, 2021 and 2020, management believed no events or circumstances indicated that the carrying values may not be recoverable.

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

The amount of allocable Company income or losses to the partners is subject to examination by federal and state taxing authorities. If such examinations result in changes to Company income or losses, the tax liability of the partners could be changed accordingly. No such examinations are presently in process.

Shipping and Handling Fees and Costs

Texas Lehigh classifies its freight revenue as sales and freight cost as Cost of Goods Sold. Freight costs of $10.2 million, $10.4 million, and $14.8 million were included in Cost of Goods Sold in 2021, 2020, and 2019, respectively. The Company has elected to treat freight and delivery charges paid for the delivery of goods to our customers as a fulfilment activity rather than a separate performance obligation.

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

Accumulated Other Comprehensive Loss

As of December 31, 2021, Texas Lehigh has an accumulated comprehensive loss of $2.8 million in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation. This amount is excluded from earnings and reported as a component of partners’ capital.

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

The carrying values of cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities approximate their fair values at December 31, 2021 because of the short-term maturities of these assets and liabilities.

(E) Purchased Cement

Texas Lehigh purchases cement for resale primarily in the Houston, Texas market. For 2021, 2020, and 2019, the sales of purchased cement were $58.1 million, $63.3 million, and $61.0 million, respectively, and the related cost of sales were $41.8 million, $39.9 million, and $41.7 million for 2021, 2020, and 2019, respectively.

(F) Accrued Liabilities

Accrued liabilities at December 31, 2021 and 2020 consisted of the following:

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Payroll and Incentive Compensation	$1,834	$2,283
Benefits and Insurance	590	557
Property Taxes	2,440	2,477
Other	746	754
	$5,610	$6,071

(G) Leases

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

Lease expense for our operating and short-term leases was as follows:

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Operating Lease Cost	$906	$1,235
Short-term Lease Cost	—	121
Total Lease Cost	$906	$1,356
Operating Cash Flows used for Operating Leases	$733	$1,308

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Operating Leases:
Operating Lease Right-of-Use Assets	$5,717	$6,557

Current Operating Lease Liabilities	$607	$746
Noncurrent Operating Lease Liabilities	4,822	5,457
Total Operating Lease Liabilities	$5,429	$6,203

Future payments for operating leases are as follows:

Amount
For the Year Ended December 31,	(dollars in thousands)
2022	$751
2023	629
2024	609
2025	475
2026	379
Thereafter	4,154
Total Lease Payments	$6,997
Less: Imputed Interest	(1,568)
Present Value of Lease Liabilities	$5,429

Weighted-Average Remaining Lease Term (in years)	14.3
Weighted-Average Discount Rate	3.75%

(H) Commitments and Contingencies

Texas Lehigh is involved in certain legal actions arising in the ordinary course of its business. Management does not believe any of these actions, either individually or in the aggregate, are material to the Company or require accrual or disclosure at December 31, 2021.

(I) Pension and Profit Sharing Plans

Texas Lehigh provides a profit sharing plan, a defined contribution plan (“401(k) plan”) and a noncontributory defined benefit pension plan, which together cover substantially all employees and provide specified benefits to qualified employees. Texas Lehigh is not a party to any multi-employer pension plan. Benefits paid under the defined benefit plan cover hourly employees and are based on years of service and the employee’s highest qualifying compensation over any five-year period of employment. Texas Lehigh’s funding policy is to contribute the legally required minimum amounts with the discretion to contribute additional amounts from time to time.

The annual measurement date is December 31 for the benefit obligations, fair value of plan assets, and the funded status of the defined benefit plan.

The following table provides a reconciliation of the defined benefit pension plan obligation and fair value of plan assets over the two-year period ended December 31, 2021, and a statement of the funded status as of December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Reconciliation of Benefit Obligations
Benefit Obligation at January 1	$13,880	$12,421
Service Cost	294	261
Interest Cost on Projected Benefit Obligation	395	424
Actuarial Loss (Gain)	(483)	1,177
Benefits Paid	(490)	(403)
Benefit Obligation at December 31	$13,596	$13,880
Reconciliation of Fair Value of Plan Assets
Fair Value of Plan Assets at January 1	$10,440	$9,212
Actual Return on Plan Assets	740	1,171
Employer Contributions	1,000	460
Benefits Paid	(490)	(403)
Fair Value of Plan Assets at December 31	$11,690	$10,440
Unfunded Status at December 31	$(1,906)	$(3,440)

	Year Ended December 31,
	2021	2020
Amounts Recognized in the Balance Sheet Consist of
Accrued Benefit Liability	$(1,906)	$(3,440)
Accumulated Other Comprehensive Loss:
Net Actuarial Loss	2,762	3,942
Net Accumulated Other Comprehensive Loss	$2,762	$3,942

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Projected Benefit Obligation	$13,596	$13,880
Accumulated Benefit Obligation	$13,596	$13,880
Fair Value of Plan Assets	$11,690	$10,440

Net periodic pension cost for the fiscal years ended December 31, 2021, 2020, and 2019 included the following components:

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Service Cost - Benefits Earned During the Period	$294	$261	$219
Interest Cost of Projected Benefit Obligation	395	424	453
Expected Return on Plan Assets	(354)	(526)	(451)
Recognized Net Actuarial Loss	309	296	212
Net Periodic Pension Cost	$644	$455	$433

Expected benefit payments over the next five years, and the following five years under the pension plan are expected to be as follows:

(dollars in thousands)
2022	$504
2023	$527
2024	$535
2025	$568
2026	$585
2027-2031	$3,230

The following table sets forth the rates used in the actuarial calculations of the present value of benefit obligations and the rate of return on plan assets:

	Year Ended December 31,
	2021	2020	2019
Assumptions Used to Determine Benefit Obligations at the Annual Measurement Date:
Obligation Discount Rate	3.13%	2.89%	3.47%
Compensation Increase Rate	3.00%	3.00%	3.00%
Assumptions Used to Determine the Net Periodic Benefit Costs:
Obligation Discount Rate	2.89%	3.47%	4.55%
Long-term Rate of Return on Plan Assets	5.25%	5.75%	5.75%
Compensation Increase Rate	3.00%	3.00%	3.00%

The expected Long-Term Rate of Return on Plan Assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, Texas Lehigh developed estimates of the key components underlying capital asset returns, including: market-based estimates of inflation, real risk-free rates of return, yield curve structure, credit risk premiums and equity risk premiums. As appropriate, these components were used to develop benchmark estimates of expected long-term rates of return for each asset class, which were portfolio weighted.

The pension plan weighted-average asset allocation at December 31, 2021 and 2020, and the range of target follows:

		Percentage of Plan Assets at Year-End
	Range of Target Allocation	2021	2020
Asset Category
Equity Securities	40 – 60%	51%	51%
Debt Securities	35 – 60%	47%	47%
Other	0 – 5%	2%	2%
Total		100%	100%

Texas Lehigh’s pension investment strategies have been developed as part of a comprehensive asset/liability management process that considers the interaction between both the assets and liabilities of the plan. These strategies consider not only the expected risks and returns on plan assets, but also the detailed actuarial projections of liabilities as well as plan-level objectives such as projected contributions, expenses, and funded status.

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

Based on current actuarial estimates, Texas Lehigh does not anticipate making a contribution to the pension plan during 2022.

The fair values of our defined benefit plan's consolidated assets by category as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
	(dollars in thousands)
Equity Securities	$5,903	$5,304
Fixed Income Securities	5,447	4,874
Cash Equivalents	340	262
Total	$11,690	$10,440

The fair values of our defined benefit plan's consolidated assets were determined using the fair value hierarchy of inputs described in Note D. The fair values by category of inputs were as follows:

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Categories	(dollars in thousands)
Equity Securities (a)	$835	$5,068	$—	$5,903
Fixed Income Securities (a)	1,360	4,087	—	5,447
Cash Equivalents	340	—	—	340
	$2,535	$9,155	$—	$11,690

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Categories	(dollars in thousands)
Equity Securities (a)	$665	$4,639	$—	$5,304
Fixed Income Securities (a)	1,218	3,656	—	4,874
Cash Equivalents	262	—	—	262
	$2,145	$8,295	$—	$10,440
(a)
Level 2 assets are maintained by an investment manager and consist of collective funds that are not actively traded.

Texas Lehigh also provides a profit sharing plan, which covers substantially all salaried employees, and a 401(k) plan, which covers substantially all employees. Texas Lehigh matches employees’ 401(k) contributions up to 4% of employees’ salaries. Texas Lehigh’s contributions to the profit sharing and 401(k) plans were $0.7 million, $0.8 million, and $0.8 million in 2021, 2020, and 2019, respectively.

(J) Related-Party Transactions

Texas Lehigh had sales to affiliates of $24.9 million, $24.6 million, and $28.9 million in 2021, 2020, and 2019, respectively, of which $6.1 million and $3.3 million were included in trade accounts receivable at December 31, 2021 and 2020, respectively. Texas Lehigh purchased $30.7 million, $28.0 million, and $29.8 million of cement from HCC in 2021, 2020, and 2019, respectively; $1.1 million and $1.7 million of slag from Skyway Cement Company in 2021 and 2020, respectively; and $0.1 million of slag from Lehigh Hanson Cement in 2020. Texas Lehigh accrued $0.1 million and ($0.2) million for purchased cement and slag received from these affiliates but not paid for at December 31, 2021 and 2020, respectively.

Texas Lehigh reimburses EXP for certain expenses paid by EXP on Texas Lehigh’s behalf. Total payments made to EXP for reimbursement of expenses were $4.1 million, $3.9 million, and $3.7 million during 2021, 2020, and 2019, respectively. At December 31, 2021 and 2020, Texas Lehigh had accrued liabilities of $0.2 million and $0.5 million, respectively, for the reimbursement of expenses paid by EXP.

Report of Independent Auditors

To the Management Committee of Texas Lehigh Cement Company LP:

Opinion

We have audited the financial statements of Texas Lehigh Cement Company LP, which comprise the balance sheets as of December 31, 2021 and 2020, and the related statements of earnings, comprehensive earnings, changes in partners’ capital, and cash flows for the three years then ended, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the three years then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audits in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are available to be issued.

Auditor’s Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free of material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with GAAS, we:

•
Exercise professional judgment and maintain professional skepticism throughout the audit.
•
Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.
•
Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, no such opinion is expressed.
•
Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.
•
Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ ERNST & YOUNG LLP

Dallas, Texas

May 11, 2022

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

Management report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2022. The effectiveness of our internal control over financial reporting as of March 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Eagle Materials Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Eagle Materials Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Eagle Materials Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2022, and the related notes, and our report dated May 20, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas

May 20, 2022

ITEM 9b. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13, and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s August 5, 2022 Annual Meeting of Stockholders (the 2022 EXP Proxy Statement):

Items	Caption in the 2022 EXP Proxy Statement
10	Executive Officers who are not Directors
10	Election of Directors and Related Matters Stock Ownership-Section 16(a) Beneficial Ownership Reporting
10	Compliance
10	Stock Ownership – Code of Conduct
11	Executive Compensation
11	Compensation Discussion and Analysis
11	Potential Payments Upon Termination or Change in Control
12	Stock Ownership
13	Stock Ownership – Related Party Transactions
13	Election of Directors and Related Matters
14	Relationship with Independent Public Accountants

Code of Ethics

The policies comprising the Company’s code of ethics (The Eagle Way – A Guide to Decision-Making on Business Conduct Issues) represents the code of ethics for the principal executive officer, principal financial officer, and principal accounting officer under SEC rules, as well as the code of business conduct and ethics for directors, officers, and employees under NYSE listing standards. The code of ethics is published on the corporate governance section of the Company’s website at eaglematerials.com.

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

ITEM 11. Executive Compensation

See Item 10.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 10.

EQUITY COMPENSATION PLAN

The following table shows the number of outstanding options and shares available for future issuance of options under the Company’s equity compensation plans as of March 31, 2022. Our equity compensation plans have been approved by the Company’s stockholders.

Plan Category	Incentive Plan	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining for future issuance under equity compensation plans excluding securities reflected in column
Equity compensation plans approved by stockholders	2013	456,849	$83.81	3,377,416
Equity compensation plans not approved by stockholders		—	—	—
		456,849	$83.81	3,377,416

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
3.
Exhibits
The information on exhibits required by this Item 15 is set forth in the Eagle Materials Inc. Index to Exhibits appearing on pages 118-123 of this Report.

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

4.1*	Description of Securities.

4.2

Credit Agreement, dated as of July 1, 2021, among the Company, the lenders identified therein and JPMorgan Chase Bank, N.A., as the administrative agent, issuing bank and swingline lender thereunder, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2021 (File No. 001-12984) and incorporated herein by reference.

4.3

Indenture, dated as of May 8, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on May 8, 2009 (File No. 001-12984) and incorporated herein by reference.

4.4

Second Supplemental Indenture, dated as of July 1, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2021 (File No. 001-12984) and incorporated herein by reference.

4.5

Form of 2.500% Senior Note due 2031, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2021 (File No. 001-12984) and incorporated herein by reference.

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

10.18

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2022 filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 21, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

10.18(a)

Eagle Materials Inc. Special Situation Program for Fiscal Year 2022 filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 21, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

10.18(b)

American Gypsum Company LLC Salaried Incentive Compensation Program for Fiscal Year 2022 filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Commission on July 28, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

10.19

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and Michael R. Haack, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.19(a)

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and D. Craig Kesler, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.19(b)

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and Robert S. Stewart, filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.19(c)

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and James H. Graass, filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.20

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.20(a)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.20(b)

Form of Performance Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.20(c)

Form of Time Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.21

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Commission on July 31, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.21(a)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Commission on July 31, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.21(b)

Form of Performance Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Commission on July 31, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.21(c)

Form of Time Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Commission on July 31, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.22

Eagle Materials Inc. Director Compensation Summary filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the Commission on October 30, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.23

Amended and Restated Eagle Materials Inc. Employee Severance Plan and Summary Plan Description, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, filed with the Commission on January 28, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

10.24

Form of Restricted Stock Agreement for Non-Employee Directors, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the Commission on October 30, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.25

Form of Performance Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Commission on July 28, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

10.26

Form of Time Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Commission on July 28, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

10.27

Eagle Materials Inc. Director Compensation Summary filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the Commission on October 28, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

10.28

Form of Restricted Stock Agreement for Non-Employee Directors, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the Commission on October 28, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

10.29

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the Commission on October 28, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

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

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

May 20, 2022	/s/ Michael R. Haack
Michael R. Haack, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 20, 2022	/s/ Michael R. Haack
Michael R. Haack President and Chief Executive Officer (principal executive officer)

May 20, 2022	/s/ D. Craig Kesler
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

May 20, 2022	/s/ William R. Devlin
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)

May 20, 2022	/s/ F. William Barnett
F. William Barnett, Director

May 20, 2022	/s/ Richard Beckwitt
Richard Beckwitt, Director

May 20, 2022	/s/ Ed H. Bowman, Jr.
Ed H. Bowman, Jr., Director

May 20, 2022	/s/ Margot L. Carter
Margot L. Carter, Director

May 20, 2022	/s/ George J. Damiris
George J. Damiris, Director

May 20, 2022	/s/ Martin M. Ellen
Martin M. Ellen, Director

May 20, 2022	/s/ Mauro Gregorio
Mauro Gregorio, Director

May 20, 2022	/s/ Michael R. Nicolais
Michael R. Nicolais, Director

May 20, 2022	/s/ David B. Powers
David B. Powers, Director

May 20, 2022	/s/ Mary P. Ricciardello
Mary P. Ricciardello, Director

May 20, 2022	/s/ Richard R. Stewart
Richard R. Stewart, Director