Form 10-Q
period 2022-06-30
EAGLE MATERIALS INC
filed 2022-07-28
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of July 24, 2022, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	37,684,704

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended June 30,
	2022	2021
	(dollars in thousands, except share and per share data)
Revenue	$561,387	$475,770
Cost of Goods Sold	410,521	349,259
Gross Profit	150,866	126,511
Equity in Earnings of Unconsolidated Joint Venture	5,098	7,970
Corporate General and Administrative Expense	(11,820)	(9,468)
Other Non-Operating Income (Expense)	(635)	3,678
Interest Expense, net	(7,330)	(6,972)
Earnings before Income Taxes	136,179	121,719
Income Taxes	(31,174)	(26,392)
Net Earnings	$105,005	$95,327

EARNINGS PER SHARE
Basic	$2.76	$2.27
Diluted	2.75	2.25
AVERAGE SHARES OUTSTANDING
Basic	37,982,580	42,028,619
Diluted	38,222,949	42,437,366
CASH DIVIDENDS PER SHARE	$0.25	$—

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended June 30,
	2022	2021
	(dollars in thousands)
Net Earnings	$105,005	$95,327
Net Actuarial Change in Defined Benefit Plans
Amortization of Net Actuarial Loss	30	36
Tax Expense	(7)	(9)
Comprehensive Earnings	$105,028	$95,354

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	March 31,
	2022	2022
	(dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$68,281	$19,416
Accounts and Notes Receivable, net	234,704	176,276
Inventories	233,543	236,661
Income Tax Receivable	2,610	7,202
Prepaid and Other Assets	8,001	3,172
Total Current Assets	547,139	442,727
Property, Plant, and Equipment, net	1,638,164	1,616,539
Notes Receivable	8,466	8,485
Investment in Joint Venture	81,235	80,637
Operating Lease Right-of-Use Assets	22,960	23,856
Goodwill and Intangible Assets, net	455,824	387,898
Other Assets	17,071	19,510
Total Assets	$2,770,859	$2,579,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$108,578	$113,679
Accrued Liabilities	88,280	86,754
Income Tax Payable	24,999	—
Operating Lease Liabilities	6,778	7,118
Total Current Liabilities	228,635	207,551
Long-term Debt	1,119,582	938,265
Noncurrent Operating Lease Liabilities	28,074	29,212
Other Long-term Liabilities	35,871	38,699
Deferred Income Taxes	234,916	232,369
Total Liabilities	1,647,078	1,446,096
Stockholders’ Equity
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 37,894,704 and 38,710,929 Shares, respectively	380	387
Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(3,152)	(3,175)
Retained Earnings	1,126,553	1,136,344
Total Stockholders’ Equity	1,123,781	1,133,556
	$2,770,859	$2,579,652

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended June 30,
	2022	2021
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$105,005	$95,327
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity
Depreciation, Depletion, and Amortization	34,229	31,944
Deferred Income Tax Provision	2,547	1,799
Stock Compensation Expense	5,146	2,456
Equity in Earnings of Unconsolidated Joint Venture	(5,098)	(7,970)
Distributions from Joint Venture	4,500	7,000
Changes in Operating Assets and Liabilities
Accounts and Notes Receivable	(51,478)	(40,344)
Inventories	9,085	18,697
Accounts Payable and Accrued Liabilities	(6,389)	(2,938)
Other Assets	(1,109)	(8,704)
Income Taxes Payable (Receivable)	28,364	13,854
Net Cash Provided by Operating Activities	124,802	111,121
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(14,914)	(11,935)
Acquisition Spending	(121,162)	—
Net Cash Used in Investing Activities	(136,076)	(11,935)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	(19,000)	—
Term Loan	200,000	—
Dividends Paid to Stockholders	(9,642)	—
Purchase and Retirement of Common Stock	(109,612)	(61,929)
Proceeds from Stock Option Exercises	667	8,222
Payment of Debt Issuance Costs	(777)	(1,243)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,497)	(1,214)
Net Cash Provided by (Used in) Financing Activities	60,139	(56,164)
NET INCREASE IN CASH AND CASH EQUIVALENTS	48,865	43,022
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,416	268,520
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68,281	$311,542

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2021	$424	$62,497	$1,299,509	$(3,440)	$1,358,990
Net Earnings	—	—	95,327	—	95,327
Stock Compensation Expense	1	2,455	—	—	2,456
Stock Option Exercises and Restricted Share Issuances	—	8,222	—	—	8,222
Shares Redeemed to Settle Employee Taxes	—	(1,214)	—	—	(1,214)
Purchase and Retirement of Common Stock	(4)	(61,925)	—	—	(61,929)
Dividends to Shareholders	—	—	(10,547)	—	(10,547)
Unfunded Pension Liability, net of tax	—	—	—	27	27
Balance at June 30, 2021	$421	$10,035	$1,384,289	$(3,413)	$1,391,332

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2022	$387	$—	$1,136,344	$(3,175)	$1,133,556
Net Earnings	—	—	105,005	—	105,005
Stock Compensation Expense	—	5,146	—	—	5,146
Stock Option Exercises and Restricted Share Issuances	1	666	—	—	667
Shares Redeemed to Settle Employee Taxes	—	(1,497)	—	—	(1,497)
Purchase and Retirement of Common Stock	(8)	(4,315)	(105,289)	—	(109,612)
Dividends to Shareholders	—	—	(9,507)	—	(9,507)
Unfunded Pension Liability, net of tax	—	—	—	23	23
Balance at June 30, 2022	$380	$—	$1,126,553	$(3,152)	$1,123,781

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three-month period ended June 30, 2022, include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 20, 2022.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that are expected to materially affect the Company.

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Three Months Ended June 30,
	2022	2021
	(dollars in thousands)
Cash Payments
Interest	$1,005	$2,945
Income Taxes	271	10,010
Operating Cash Flows Used for Operating Leases	2,135	2,030

(C) ACQUISITION

On April 22, 2022, we purchased the assets of a readymix concrete and aggregates business (the ConAgg Acquisition). The purchase price (Purchase Price) of the ConAgg Acquisition was approximately $121.2 million. The purchase price allocation has not yet been finalized. The Purchase Price and expenses incurred in connection with the ConAgg Acquisition were funded through borrowings under our revolving credit facility. Operations related to the ConAgg Acquisition are included in the Concrete and Aggregates business in our segment reporting from April 22, 2022 through June 30, 2022.

The following table summarizes the preliminary allocation of the Purchase Price to assets acquired and liabilities assumed as of June 30, 2022:

Estimated Fair Value
Working Capital	$12,130
Property, Plant, and Equipment	39,489
Intangible Assets	30,800
Goodwill	38,743
Total Estimated Purchase Price	$121,162

The estimated useful lives assigned to Property, Plant, and Equipment range from 5 to 30 years, while the estimated useful lives assigned to Intangible Assets range from 2 to 15 years.

The following table presents the Revenue and Operating Loss related to the ConAgg Acquisition that has been included in our Consolidated Statement of Earnings from April 22, 2022 through June 30, 2022.

(dollars in thousands)
Revenue	$11,030
Operating Loss	$(107)

Included in Operating Loss shown above is approximately $2.0 million and $1.2 million related to depreciation and amortization and the recording of acquired inventories at fair value, respectively.

(D) REVENUE

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard, and recycled paperboard. The vast majority of Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard is originated by purchase orders from our customers, who are mostly third-party contractors and suppliers. Revenue from our Recycled Paperboard segment is generated mainly through long-term supply agreements that mature in 2025. We invoice customers upon shipment, and our collection terms range from 30-75 days. Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard not related to long-term supply agreements is recognized upon shipment of the related products to customers, which is when title and ownership are transferred, and the customer is obligated to pay.

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

(E) ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable are shown net of the allowance for doubtful accounts totaling $6.7 million at both June 30, 2022 and March 31, 2022. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had Notes Receivable totaling approximately $8.5 million at June 30, 2022, none of which was classified as current. We lend funds to certain companies in the ordinary course of business, and the notes bear interest, on average, at 3.1%. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2025. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by assessing the timeliness of payments, credit history, credit metrics, and our ongoing interactions with each borrower.

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

	June 30,	March 31,
	2022	2022
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$77,652	$81,308
Finished Cement	34,653	38,769
Aggregates	7,436	3,558
Gypsum Wallboard	3,665	3,452
Paperboard	5,051	7,462
Repair Parts and Supplies	92,123	91,593
Fuel and Coal	12,963	10,519
	$233,543	$236,661

(G) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	June 30,	March 31,
	2022	2022
	(dollars in thousands)
Payroll and Incentive Compensation	$26,564	$37,262
Benefits	14,922	14,894
Dividends	9,559	9,756
Interest	10,928	5,052
Property Taxes	8,383	6,514
Power and Fuel	5,297	2,877
Freight	2,138	1,172
Legal and Professional	1,369	989
Sales and Use Tax	2,051	1,509
Other	7,069	6,729
	$88,280	$86,754

(H) LEASES

We lease certain real estate, buildings, and equipment. Certain of these leases contain escalations of rent over the term of the lease, as well as options for us to extend the term of the lease at the end of the original term. These extensions range from periods of one to 20 years. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. In calculating the present value of future minimum lease payments, we use the rate implicit in the lease if it can be determined. Otherwise, we use our incremental borrowing rate in effect at the commencement of the lease to determine the present value of the future minimum lease payments. Additionally, we lease certain equipment under short-term leases with initial terms of less than 12 months, which are not recorded on the balance sheet.

Lease expense for our operating and short-term leases is as follows:

	For the Three Months Ended June 30,
	2022	2021
	(dollars in thousands)
Operating Lease Cost	$1,727	$1,514
Short-term Lease Cost	149	502
Total Lease Cost	$1,876	$2,016

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	June 30,	March 31,
	2022	2022
	(dollars in thousands)
Operating Leases
Operating Lease Right-of-Use Assets	$22,960	$23,856

Current Operating Lease Liabilities	$6,778	$7,118
Noncurrent Operating Lease Liabilities	28,074	29,212
Total Operating Lease Liabilities	$34,852	$36,330

Future payments for operating leases are as follows (dollars in thousands):

Fiscal Year	Amount
2023 (remaining nine months)	$6,098
2024	6,363
2025	5,916
2026	4,279
2027	3,540
Thereafter	16,934
Total Lease Payments	$43,130
Less: Imputed Interest	(8,278)
Present Value of Lease Liabilities	$34,852

Weighted-Average Remaining Lease Term (in years)	10.1
Weighted-Average Discount Rate	3.70%

(I) Share-BASED EMPLOYEE COMPENSATION

On August 7, 2013, our stockholders approved the Eagle Materials Inc. Amended and Restated Incentive Plan (the Plan), which increased the shares we are authorized to issue as awards by 3,000,000 (1,500,000 of which may be stock awards). Under the terms of the Plan, we can issue equity awards, including stock options, restricted stock units, restricted stock, and stock appreciation rights, to employees of the Company and members of the Board of Directors. The Compensation Committee of our Board of Directors specifies grant terms for awards under the Plan.

Long-Term Compensation Plans

OPTIONS

In May 2022, the Compensation Committee of the Board of Directors approved the granting to certain officers and key employees an aggregate of 25,192 performance-vesting stock options that will be earned only if certain performance conditions are satisfied (the Fiscal 2023 Employee Performance Stock Option Grant). The performance criteria for the Fiscal 2023 Employee Performance Stock Option Grant are based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2023. All stock options will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all granted stock options will be forfeited. Following any such reduction, restrictions on the earned stock options will lapse and the earned options will vest ratably over four years, with the initial fourth vesting promptly following the determination date, and the remaining options vesting on March 31, 2024 through 2026. The stock options have a term of 10 years from the grant date. The Compensation Committee also approved the granting of 20,994 time-vesting stock options to the same officers and key employees, which vest ratably over four years (the Fiscal 2023 Employee Time-Vesting Stock Option Grant).

The Fiscal 2023 Employee Performance Stock Option Grant and the Fiscal 2023 Employee Time-Vesting Stock Option Grant were valued at their grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2023 are as follows:

Dividend Yield	0.8%
Expected Volatility	38.2%
Risk-Free Interest Rate	2.9%
Expected Life	6.0 years

In addition to the stock options described above, from time to time we issue stock options to certain employees. Any options issued are valued using the Black-Scholes options pricing model on the grant date, and expensed over the vesting period.

Stock option expense for all outstanding stock option awards totaled approximately $0.8 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was approximately $5.7 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

The following table represents stock option activity for the three months ended June 30, 2022:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at March 31, 2022	456,849	$83.81
Granted	51,522	$125.88
Exercised	(17,159)	$125.12
Cancelled	—	$—
Outstanding Options at June 30, 2022	491,212	$88.85
Options Exercisable at June 30, 2022	298,520
Weighted-Average Fair Value of Options Granted During the Year	$125.88

The following table summarizes information about stock options outstanding at June 30, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$59.32 - $81.56	172,395	7.08	$62.87	85,585	$64.96
$87.37 - $93.03	151,569	6.58	$91.57	109,241	$91.57
$99.37 - $143.09	167,248	7.18	$113.16	103,694	$106.15
	491,212	6.96	$88.85	298,520	$89.00

At June 30, 2022, the aggregate intrinsic value for both the outstanding and exercisable options was approximately $10.4 million and $6.3 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2022 was approximately $1.0 million.

RESTRICTED STOCK

In May 2022, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 50,783 shares of performance-vesting restricted stock that will be earned if certain performance conditions are satisfied (the Fiscal 2023 Employee Restricted Stock Performance Award). The performance criteria for the Fiscal 2023 Employee Restricted Stock Performance Award are based upon the achievement of certain levels of return on equity (as defined in the award agreement), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2023. All restricted shares will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all awards will be forfeited. Following any such reduction, restrictions on the earned shares will lapse ratably over four years, with the initial fourth lapsing promptly following the determination date, and the remaining restrictions lapsing on March 31, 2024 through 2026. The Compensation Committee also approved the granting of 42,545 shares of time-vesting restricted stock to the same officers and key employees, which vest ratably over four years (the Fiscal 2023 Employee Restricted Stock Time-Vesting Award). The Fiscal 2023 Employee Restricted Stock Performance Award and the Fiscal 2023 Employee Restricted Stock Time-Vesting Award were valued at the closing price of the stock on the grant date and are being expensed over a four-year period.

In addition to the restricted stock described above, from time to time we issue restricted stock to certain employees. These awards are valued at the closing price of the stock on the grant date, and expensed over the vesting period.

The fair value of restricted stock is based on the stock price on the grant date. The following table summarizes the activity for nonvested restricted shares during the three months ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested Restricted Stock at March 31, 2022	258,779	$85.34
Granted	96,135	$126.01
Vested	(28,746)	$133.85
Forfeited	—	$—
Nonvested Restricted Stock at June 30, 2022	326,168	$94.66

Expense related to restricted shares was approximately $4.3 million and $1.8 million for the three months ended June 30, 2022, and 2021, respectively. At June 30, 2022, there was approximately $25.6 million of unearned compensation from restricted stock, which will be recognized over a weighted-average period of 2.7 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,271,524 at June 30, 2022.

(J) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended June 30,
	2022	2021
Weighted-Average Shares of Common Stock Outstanding	37,982,580	42,028,619
Effect of Dilutive Shares
Assumed Exercise of Outstanding Dilutive Options	428,779	652,877
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(311,790)	(425,147)
Restricted Stock	123,380	181,017
Weighted-Average Common Stock and Dilutive Securities Outstanding	38,222,949	42,437,366
Shares Excluded Due to Anti-Dilution Effects	32,656	3,578

(K) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several single-employer defined benefit plans and defined contribution plans, which together cover substantially all our employees. Benefits paid under the single-employer defined benefit plans covering certain hourly employees were historically based on years of service and the employee’s qualifying compensation over the last few years of employment. Over the last several years, these plans have been frozen to new participants and new benefits, with the last plan becoming frozen during fiscal 2020. Our defined benefit plans are all fully funded, with plan assets exceeding the benefit obligation at March 31, 2022. Due to the frozen status, and current funding of the single-employer pension plans, our expected pension expense for fiscal 2023 is less than $0.1 million.

(L) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2022 was approximately 23%, which was higher than the effective tax rate of 22% for the three months ended June 30, 2021. The effective tax rate was higher than the U.S. Statutory rate of 21% mainly due to state income taxes, partially offset by a benefit recognized related to percentage depletion.

(M) LONG-TERM DEBT

Long-term Debt at June 30, 2022 was as follows:

	June 30,	March 31,
	2022	2022
	(dollars in thousands)
Revolving Credit Facility	$181,000	$200,000
2.500% Senior Unsecured Notes Due 2031	750,000	750,000
Term Loan	200,000	—
Total Debt	1,131,000	950,000
Less: Unamortized Discounts and Debt Issuance Costs	(11,418)	(11,735)
Long-term Debt	$1,119,582	$938,265

Revolving Credit Facility

On May 5, 2022, we amended the revolving credit facility (such facility, as amended, the Revolving Credit Facility). The Revolving Credit Facility includes a $200.0 million term loan facility (the Term Loan) and also provides the Company the option to increase the borrowing capacity by up to $375.0 million (for a total borrowing capacity of $1,125 million), provided that the existing lenders, or new lenders, agree to such increase. The Revolving Credit Facility includes a $40.0 million letter of credit facility and a swingline loan sub-facility of $25.0 million, and expires on May 5, 2027.

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

At the Company’s option, outstanding loans under the Revolving Credit Facility bear interest, at a variable rate equal to either (i) the adjusted term SOFR rate (secured overnight financing rate), plus 10 bps, plus an agreed spread (ranging from 100 to 162.5 basis points, which is established based on the Company's credit rating); (ii) in respect of any Revolving Loans (until such time as the then-existing Benchmark (as defined in the Revolving Credit Facility) is replaced in accordance with the Revolving Credit Facility), the adjusted daily simple SOFR rate, plus 10 bps, plus an agreed spread (ranging from 100 to 162.5 basis points, which is established based on the Company's credit rating) or (iii) an Alternate Base Rate (as defined in the Revolving Credit Facility), which is the highest of (a) the Prime Rate (as defined in the Revolving Credit Facility) in effect on any applicable day, (b) the NYFRB Rate (as defined in the Revolving Credit Facility) in effect on any applicable day, plus ½ of 1%, and (c) the Adjusted Term SOFR (as defined in the Revolving Credit Facility) for a one-month interest period on any applicable day, or if such day is not a business day, the immediately preceding business day, plus 1.0%, in each case plus an agreed upon spread (ranging from 0 to 62.5 basis points) which is established quarterly based on the Company's credit rating. The Company is also required to pay a facility fee on unused available borrowings under the Revolving Credit Facility ranging from 9 to 22.5 basis points which is established based on the Company's then credit rating.

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

There was $181.0 million of outstanding borrowings under the Revolving Credit Facility, plus $6.4 million outstanding letters of credit as of June 30, 2022, leaving us with $562.6 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We were in compliance with all Financial Covenants on June 30, 2022; therefore, all $562.6 million is available for future borrowings.

Term Loan

On May 5, 2022, we borrowed the $200.0 million Term Loan under the Revolving Credit Facility, and used these proceeds to, among other things, pay down a portion of the Revolving Credit Facility. The Term Loan requires quarterly principle payments of $2.5 million, with any unpaid amounts due upon maturity on May 5, 2027. At the Company’s option, principal amounts outstanding under the Term Loan bear interest as set forth in the Revolving Credit Facility (but not, for the avoidance of doubt, at a daily simple SOFR rate unless and until such time as the then-existing Benchmark (as defined in the Revolving Credit Facility) is replaced in accordance with the Revolving Credit Facility).

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

Retirement of Debt

In connection with the issuance of the 2.500% Senior Unsecured Notes on July 1, 2021, we repaid all outstanding amounts under and terminated our $665.0 million term loan credit agreement (the Term Loan Credit Agreement). The Term Loan Credit Agreement was used to pay a portion of the purchase price for the Kosmos Acquisition and fees and expenses incurred in connection with the Kosmos Acquisition in March 2020. Additionally, on July 19, 2021 (the first business day following the redemption date), we redeemed and paid in full all outstanding amounts due under the $350.0 million aggregate principal amount of 4.500% senior notes (4.500% Senior Unsecured Notes) due August 2026, using proceeds from the 2.500% Senior Unsecured Notes, the Revolving Credit Facility and cash on hand. The 4.500% Senior Unsecured Notes redemption price included all of the outstanding principal and accrued interest through the redemption date of July 17, 2021, as well as an early termination premium of approximately $8.4 million. In connection with the termination and repayment of the Term Loan Facility and the redemption of the 4.500% Senior Unsecured Notes, we expensed approximately $6.1 million of related debt issuance costs in July 2021.

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

We operate eight modern cement plants (one of which is operated through a joint venture located in Buda, Texas), one slag grinding facility, and 29 cement distribution terminals. Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, and Texas. We operate 30 readymix concrete batch plants and five aggregates processing plants in markets that are complementary to our cement network.

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

	For the Three Months Ended June 30,
	2022	2021
	(dollars in thousands)
Revenue
Cement	$284,516	$270,255
Concrete and Aggregates	61,618	44,754
Gypsum Wallboard	216,327	166,267
Paperboard	54,073	43,267
	616,534	524,543
Less: Intersegment Revenue	(28,832)	(26,082)
Less: Joint Venture Revenue	(26,315)	(22,691)
	$561,387	$475,770

	For the Three Months Ended June 30,
	2022	2021
	(dollars in thousands)
Intersegment Revenue
Cement	$6,291	$7,833
Paperboard	22,541	18,249
	$28,832	$26,082
Cement Sales Volume (M tons)
Wholly Owned	1,805	1,852
Joint Venture	188	184
	1,993	2,036

	For the Three Months Ended June 30,
	2022	2021
	(dollars in thousands)
Operating Earnings
Cement	$62,348	$62,547
Concrete and Aggregates	5,732	5,344
Gypsum Wallboard	84,068	63,253
Paperboard	3,816	3,337
Sub-Total	155,964	134,481
Corporate General and Administrative Expense	(11,820)	(9,468)
Other Non-Operating Income (Loss)	(635)	3,678
Earnings Before Interest and Income Taxes	143,509	128,691
Interest Expense, net	(7,330)	(6,972)
Earnings Before Income Taxes	$136,179	$121,719
Cement Operating Earnings -
Wholly Owned	$57,250	$54,577
Joint Venture	5,098	7,970
	$62,348	$62,547
Capital Expenditures
Cement	$8,986	$7,967
Concrete and Aggregates	652	546
Gypsum Wallboard	4,079	1,694
Paperboard	837	1,117
Corporate and Other	360	611
	$14,914	$11,935
Depreciation, Depletion, and Amortization
Cement	$20,053	$19,531
Concrete and Aggregates	4,201	2,578
Gypsum Wallboard	5,563	5,396
Paperboard	3,717	3,668
Corporate and Other	695	771
	$34,229	$31,944

	June 30,	March 31,
	2022	2022
	(dollars in thousands)
Identifiable Assets
Cement	$1,886,113	$1,860,649
Concrete and Aggregates	214,042	89,405
Gypsum Wallboard	401,056	397,486
Paperboard	177,082	180,025
Other, net	92,566	52,087
	$2,770,859	$2,579,652

Segment Operating Earnings, including the proportionately consolidated 50% interest in the revenue and expenses of the Joint Venture, represent Revenue, less direct operating expenses, segment Depreciation, and segment Selling, General, and Administrative expenses. We account for intersegment sales at market prices. Corporate assets consist mainly of cash and cash equivalents, general office assets, and miscellaneous other assets.

The basis used to disclose Identifiable Assets; Capital Expenditures; and Depreciation, Depletion, and Amortization conforms with the equity method, and is similar to how we disclose these accounts in our Unaudited Consolidated Balance Sheets and Unaudited Consolidated Statements of Earnings.

The segment breakdown of Goodwill is as follows:

	June 30,	March 31,
	2022	2022
	(dollars in thousands)
Cement	$203,342	$203,342
Concrete and Aggregates	40,382	1,639
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$367,880	$329,137

The increase in Goodwill in the Concrete and Aggregates segment is related to the ConAgg Acquisition. The purchase price allocation is still in progress, and may affect the recorded balance of Goodwill when completed .

Summarized financial information for the Joint Venture that is not consolidated is set out below. This summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts:

	For the Three Months Ended June 30,
	2022	2021
	(dollars in thousands)
Revenue	$52,630	$45,382
Gross Margin	$12,026	$16,833
Earnings Before Income Taxes	$10,272	$16,189

	June 30,	March 31,
	2022	2022
	(dollars in thousands)
Current Assets	$77,710	$69,492
Noncurrent Assets	$112,611	$112,926
Current Liabilities	$21,685	$18,276

(O) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended June 30,
	2022	2021
	(dollars in thousands)
Interest Income	$(15)	$(25)
Interest Expense	6,882	6,126
Other Expenses	463	871
Interest Expense, net	$7,330	$6,972

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs.

(P) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At June 30, 2022, we had contingent liabilities under these outstanding letters of credit of approximately $6.4 million.

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

We are currently contingently liable for performance under $26.8 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

(Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our 2.500% Senior Unsecured Notes at June 30, 2022 is as follows:

Fair Value
(dollars in thousands)
2.500% Senior Unsecured Notes Due 2031	$591,030

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 1 input). The carrying values of Cash and Cash Equivalents, Accounts Receivable, Notes Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at June 30, 2022, due to the short-term maturities of these assets and liabilities. The fair value of our Revolving Credit Facility and Term Loan also approximates the carrying value at June 30, 2022.

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

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the three months ended June 30, 2022 and 2021, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard.

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

On April 22, 2022, we finalized the ConAgg Acquisition. The Purchase Price of the ConAgg Acquisition was approximately $121.2 million. The ConAgg Acquisition is included in our Heavy Material sector, in the Concrete and Aggregates business segment. See Footnote (B) in the Unaudited Consolidated Financial Statements for more information regarding the ConAgg Acquisition.

MARKET CONDITIONS AND OUTLOOK

During the first quarter of fiscal 2023, our end markets generally remained resilient despite external challenges, such as transportation disruptions, supply chain constraints, and increasing interest rates and inflation. Construction activity in most of our regional markets continued to outpace the national average, and sales volume in our largest business lines remained strong – our Gypsum Wallboard shipments were up 5%, and although our Cement sales volume decreased 2%, sales volumes remain historically high.

Demand Outlook

The principal end-use market of Cement is public infrastructure (i.e. roads, bridges, and highways). Our Cement business remains in a near sold-out position. We expect demand for cement to remain strong with infrastructure investment increasing as federal funding from the Infrastructure Investment and Jobs Act begins in earnest during this fiscal year. However, despite underlying demand growth, our ability to achieve further Cement sales volume growth from our existing facilities is limited, because our integrated cement sales network, which stretches across the U.S. heartland, is operating at high utilization levels.

The principal end use for Gypsum Wallboard is residential housing, consisting of new construction (both single-family and multi-family homes) as well as repair and remodel. The construction of single-family homes is more wallboard-intensive than multi-family homes. Gypsum wallboard shipments and orders currently remain strong, but we recognize quantitative tightening will likely have an impact on residential construction activity in the future. In the near term, we expect record home construction backlogs to support product demand this year. Our Recycled Paperboard business sells paper primarily into the gypsum wallboard market, and demand for our paper generally follows the demand for gypsum wallboard.

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

Energy and freight costs increased in all of our businesses during fiscal 2022, and we anticipate further increases throughout fiscal 2023. The increases in energy costs are related to rising demand and disruption in the global supply of natural gas and solid fuels. Regarding natural gas, we have forward purchase contracts for approximately 40% of our natural gas needs at $4.78 per mmbtu across all of our businesses for fiscal 2023. For freight, several factors are contributing to higher costs, including: limited availability of trucking and rail service, congestion on the shipping routes, and the increase in price of diesel fuel, all of which have constrained freight capacity. We do not expect these factors to improve in the near term.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED June 30, 2022 Compared WITH THREE MONTHS ENDED June 30, 2021

	For the Three Months Ended June 30,
	2022	2021	Change
	(dollars in thousands, except per share)
Revenue	$561,387	$475,770	18%
Cost of Goods Sold	(410,521)	(349,259)	18%
Gross Profit	150,866	126,511	19%
Equity in Earnings of Unconsolidated Joint Venture	5,098	7,970	(36)%
Corporate General and Administrative	(11,820)	(9,468)	25%
Other Non-Operating Income	(635)	3,678	(117)%
Interest Expense, net	(7,330)	(6,972)	5%
Earnings Before Income Taxes	136,179	121,719	12%
Income Tax Expense	(31,174)	(26,392)	18%
Net Earnings	$105,005	$95,327	10%
Diluted Earnings per Share	$2.75	$2.25	22%

REVENUE

Revenue increased by $85.6 million, or 18%, to $561.4 million for the three months ended June 30, 2022. The ConAgg Acquisition contributed $11.0 million of Revenue during the three months ended June 30, 2022. Excluding the ConAgg Acquisition, Revenue improved by $74.6 million, or 16%, largely because of increases in both gross sales prices and Sales Volume. The increases in gross sales prices and Sales Volume positively affected Revenue by approximately $70.7 million and $3.9 million, respectively.

COST OF GOODS SOLD

Cost of Goods Sold increased by $61.3 million, or 18%, to $410.5 million for the three months ended June 30, 2022. The ConAgg Acquisition contributed $11.1 million of Cost of Goods Sold during the three months ended June 30, 2022. Excluding the ConAgg Acquisition, Cost of Goods Sold increased by $50.2 million, or 14%. The increase was due to higher Sales Volume and operating costs of $2.1 million and $48.1 million, respectively. Higher operating costs were primarily related to our Cement, Gypsum Wallboard, and Recycled Paperboard segments, which are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit increased 19% to $150.9 million during the three months ended June 30, 2022. The improvement was primarily related to higher gross sales prices and Sales Volume, partially offset by increased operating costs. The gross margin increased slightly to 27%, with higher gross sales prices being offset by an increase in operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture declined $2.9 million, or 36%, for the three months ended June 30, 2022. The decrease was primarily due to increased operating costs, which adversely affected earnings by approximately $6.2 million. This was partially offset by higher gross sales prices and Sales Volume of $3.1 million and $0.2 million, respectively. The increase in operating costs was primarily related to extended equipment downtime that reduced cement production in June, and higher purchased cement costs, which reduced operating earnings by $3.1 million and $3.0 million, respectively.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses increased by approximately $2.4 million, or 25%, for the three months ended June 30, 2022. The increase was primarily due to higher incentive compensation associated with executive retirements of $2.3 million, respectively.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $0.4 million, or 5%, during the three months ended June 30, 2022. This was primarily due to approximately $0.7 million of higher interest on our public notes because we increased our outstanding balance to $750.0 million from $350.0 million. The increased interest expense was partially offset by lower loan amortization costs of $0.3 million due to the termination of the term loan facility repaid on July 1, 2021. See Footnote (M) to the Unaudited Consolidated Financial Statements for more information.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes increased to $136.2 million during the three months ended June 30, 2022, primarily as a result of higher Gross Profit. This was partially offset by higher Corporate General and Administrative Expenses and Interest Expense, as well as lower Equity in Earnings of Unconsolidated Joint Venture.

INCOME TAX EXPENSE

Income Tax Expense was $31.2 million for the three months ended June 30, 2022, compared with $26.4 million for the three months ended June 30, 2021. The effective tax rate increased to 23% from 22% in the prior-year period. The increase was primarily due to a reduced benefit received from the vesting and exercise of employee stock awards during the quarter in fiscal 2023.

NET EARNINGS

Net Earnings increased 10% to $105.0 million for the three months ended June 30, 2022, as discussed above.

Three MONTHS ENDED June 30, 2022 vs. three MONTHS ENDED June 30, 2021 BY SEGMENT

The following presents results within our two business sectors for the three months ended June 30, 2022, and 2021. Revenue and operating results are organized by sector and discussed by individual business segment within each respective business sector.

Heavy Materials

CEMENT (1)

	For the Three Months Ended June 30,
	2022	2021	Percentage Change
	(in thousands, except per ton information)
Gross Revenue, including Intersegment and Joint Venture	$284,516	$270,255	5%
Less Intersegment Revenue	(6,291)	(7,833)	(20)%
Less Joint Venture Revenue	(26,315)	(22,691)	16%
Gross Revenue, as reported	$251,910	$239,731	5%
Freight and Delivery Costs billed to Customers	(15,970)	(19,042)	(16)%
Net Revenue	$235,940	$220,689	7%

Sales Volume (M Tons)	1,993	2,036	(2)%
Average Net Sales Price, per ton (2)	$127.82	$116.34	10%
Operating Margin, per ton	$31.28	$30.72	2%
Operating Earnings	$62,348	$62,547	—

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Net of freight per ton, including Joint Venture.

Cement Revenue was $284.5 million, a 5% increase, for the three months ended June 30, 2022. The increase was primarily due to higher gross sales prices, which improved Cement Revenue by approximately $21.4 million, partially offset by lower Sales Volume, which reduced Revenue by $7.2 million.

Cement Operating Earnings declined $0.2 million to $62.3 million for the three months ended June 30, 2022. The decrease was due to lower Sales Volume of $2.1 million and higher operating costs $20.4 million. This was partially offset by an increase in gross sales prices of $21.4 million. The increase in operating costs was primarily due to higher energy and maintenance costs of approximately $10.9 million and $8.9 million, respectively. The Operating Margin decreased to 22% from 23%, primarily because of higher operating costs, partially offset by increased gross sales prices.

CONCRETE AND AGGREGATES

	For the Three Months Ended June 30,
	2022	2021	Percentage Change
	(in thousands, except net sales prices)
Gross Revenue, as reported	$61,618	$44,754	38%

Sales Volume
M Cubic Yards of Concrete	406	348	17%
M Tons of Aggregate	795	361	120%
Average Net Sales Price
Concrete - Per Cubic Yard	$128.73	$118.19	9%
Aggregates - Per Ton	$11.22	$9.93	13%

Operating Earnings	$5,732	$5,344	7%

Concrete and Aggregates Revenue increased 38% to $61.6 million for the three months ended June 30, 2022. The ConAgg Acquisition contributed $11.0 million of Revenue during the three months ended June 30, 2022. Excluding the ConAgg Acquisition, Revenue increased by $5.8 million, or 13%. The increase was due to higher gross sales price and Sales Volume, which improved Revenue by $3.4 million and $2.4 million, respectively.

Operating Earnings increased 7% to approximately $5.7 million. Excluding the ConAgg Acquisition, Operating Earnings increased to $5.8 million, which was due to increased gross sales prices and Sales Volume of $3.4 million and $0.3 million, respectively. This was partially offset by higher operating costs of $3.2 million. The increase in operating costs was primarily due to higher materials and delivery expenses of approximately $2.4 million and $1.1 million, respectively, partially offset by lower fixed costs in our aggregate operations of approximately $0.5 million.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended June 30,
	2022	2021	Percentage Change
	(in thousands, except per MSF information)
Gross Revenue, as reported	$216,327	$166,267	30%
Freight and Delivery Costs billed to Customers	(42,006)	(31,322)	34%
Net Revenue	$174,321	$134,945	29%

Sales Volume (MMSF)	798	763	5%
Average Net Sales Price, per MSF (1)	$218.57	$176.79	24%
Freight, per MSF	$52.64	$41.05	28%
Operating Margin, per MSF	$105.35	$82.90	27%
Operating Earnings	$84,068	$63,253	33%

(1) Net of freight per MSF.

Gypsum Wallboard Revenue increased 30% to $216.3 million for the three months ended June 30, 2022. The improvement was due to higher gross sales prices and Sales Volume, which increased Revenue by approximately $42.4 million and $7.6 million, respectively. Our market share remained relatively consistent during the three months ended June 30, 2022.

Operating Earnings increased 33% to $84.1 million, primarily because of higher gross sales prices and Sales Volume. The increase in gross sales prices and Sales Volume positively affected Operating Earnings by approximately $42.4 million and $2.9 million, respectively. This was partially offset by higher operating costs, which adversely affected Operating Earnings by approximately $24.5 million. The higher operating costs were primarily related to freight, energy, and raw materials, which reduced Operating Earnings by approximately $9.3 million, $5.8 million, and $9.2 million, respectively. The Operating Margin increased to 39% for the three months ended June 30, 2022, primarily because of higher gross sales prices, partly offset by higher operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended June 30,
	2022	2021	Percentage Change
	(in thousands, except per ton information)
Gross Revenue, including intersegment	$54,073	$43,267	25%
Less intersegment Revenue	(22,541)	(18,249)	24%
Gross Revenue, as reported	$31,532	$25,018	26%
Freight and Delivery Costs billed to Customers	(2,549)	(1,448)	76%
Net Revenue	$28,983	$23,570	23%

Sales Volume (M Tons)	84	84	—
Average Net Sales Price, per ton (1)	$611.87	$498.49	23%
Freight, per ton	$30.35	$17.24	76%
Operating Margin, per ton	$45.43	$39.73	14%
Operating Earnings	$3,816	$3,337	14%

(1) Net of freight per ton.

Recycled Paperboard Revenue increased 25% to $54.1 million during the three months ended June 30, 2022. The increase was primarily due to higher gross sales prices and Sales Volume, which positively affected Revenue by $10.6 million and $0.2 million, respectively. Higher gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 14% to $3.8 million, primarily because of higher gross sales prices, which increased Operating Earnings by $10.6 million. This was partially offset by higher operating costs, which reduced Operating Earnings by approximately $10.1 million. The increase in operating costs was primarily related to higher input costs, namely fiber, energy, and freight, which lowered Operating Earnings by approximately $5.5 million, $2.1 million, and $1.1 million, respectively. The Operating Margin declined to 7% because of increased operating costs, partially offset by higher gross sales prices. Although the Company has certain pricing provisions in its long-term sales agreements, prices are only adjusted at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare our financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

Information regarding our Critical Accounting Policies can be found in our Annual Report. The three Critical Accounting Policies that we believe either require the use of the most judgment, or the selection or application of alternative accounting policies, and are material to our financial statements, are those related to long-lived assets, goodwill, and business combinations. Management has discussed the development and selection of these Critical Accounting Policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm. In addition, Note (A) to the financial statements in our Annual Report contains a summary of our significant accounting policies.

Recent Accounting Pronouncements

Refer to Footnote (A) in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q for information regarding recently issued accounting pronouncements that may affect our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We believe at this time that we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures, and debt service obligations for at least the next twelve months. We regularly monitor any potential disruptions to the economy, and to our operations, particularly changing fiscal policy or economic conditions affecting our industries. Please see the Debt Financing Activities section below for a discussion of our revolving credit facility and the amount of borrowings available to us in the next twelve-month period.

Cash Flow

The following table provides a summary of our cash flows:

	For the Three Months Ended June 30,
	2022	2021
	(dollars in thousands)
Net Cash Provided by Operating Activities	$124,802	$111,121
Investing Activities
Additions to Property, Plant, and Equipment	(14,914)	(11,935)
Acquisition Spending	(121,162)	—
Net Cash Used in Investing Activities	(136,076)	(11,935)
Financing Activities
Increase (Decrease) in Credit Facility	(19,000)	—
Term Loan	200,000	—
Dividends Paid to Stockholders	(9,642)	—
Purchase and Retirement of Common Stock	(109,612)	(61,929)
Proceeds from Stock Option Exercises	667	8,222
Payment of Debt Issuance Costs	(777)	(1,243)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,497)	(1,214)
Net Cash Provided by (Used in) Financing Activities	60,139	(56,164)
Net Increase in Cash and Cash Equivalents	$48,865	$43,022

Net Cash Provided by Operating Activities increased by $13.7 million to $124.8 million during the three months ended June 30, 2022. This increase was primarily attributable to higher Net Earnings, adjusted for non-cash charges, of approximately $18.3 million. This was partially offset by changes in working capital of $2.1 million and lower dividends from our Unconsolidated Joint Venture of $2.5 million.

Working capital increased by $83.3 million to $318.5 million at June 30, 2022, compared with March 31, 2022. The increase was due to higher Cash of approximately $48.9 million; higher Accounts and Notes Receivable, net of approximately $58.4 million, and lower Accounts Payable and Accrued Liabilities of $3.6 million. This was partially offset by lower Inventories and Income Tax Receivable of approximately $3.2 million and $4.6 million, respectively, and higher Income Tax Payable of $25.0 million. The reduction in inventory was due to our normal sales cycle in which we build inventory in the winter months to meet demand in the spring and summer. The ConAgg Acquisition in April 2022 increased working capital by approximately $12.6 million at June 30, 2022.

The increase in Accounts Receivable at June 30, 2022, was primarily related to higher Revenue during the three months ended June 30, 2022, compared with the three months ended March 31, 2022. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 42% at June 30, 2022 and 43% at March 31, 2022. Accounts Receivable related to the ConAgg Acquisition at June 30, 2022 were approximately $8.2 million. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at June 30, 2022. Notes Receivable are monitored on an individual basis, and no significant deterioration in the collectability of our Notes Receivable was identified at June 30, 2022.

Our Inventory balance at June 30, 2022 declined by approximately $3.1 million from our balance at March 31, 2022. Excluding the ConAgg Acquisition, our Inventory balance declined by $8.0 million. Within Inventory, raw materials and materials-in-progress decreased by approximately $3.6 million and finished cement decreased by approximately $4.1 million. The decline in raw materials and materials-in-progress and finished cement is consistent with our business cycle; we generally build up clinker inventory over the winter months to meet the demand for cement in the spring and summer. The increase in repair parts inventory was primarily due to the build-up of inventory necessary for our scheduled outages over the next several months. The largest individual balance in our Inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence because our products are basic construction materials.

Net Cash Used in Investing Activities during the three months ended June 30, 2022, was approximately $136.1 million, compared with $11.9 million during the same period in 2021, an increase of approximately $124.2 million. The increase was primarily related to the $121.2 million Purchase Price for the ConAgg Acquisition in April 2022.

Net Cash Provided by Financing Activities was approximately $60.1 million during the three months ended June 30, 2022, compared with Net Cash Used in Financing Activities of $56.2 million during the three months ended June 30, 2021. The $116.3 million increase was primarily related to higher borrowings of $181.0 million, partially offset by increases in Dividends Paid to Shareholders of $9.6 million and Purchase and Retirement of Common Stock of $47.7 million.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 50.0% and 48.6%, respectively, at June 30, 2022, compared with 45.6% and 45.1%, respectively, at March 31, 2022.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities at June 30, 2022:

Maturity
Revolving Credit Facility	May 2027
Term Loan	May 2027
2.500% Senior Unsecured Notes	July 2031

See Footnote (M) to the Unaudited Consolidated Financial Statements for further details on the Company’s debt facilities, including interest rate, and financial and other covenants and restrictions.

The borrowing capacity of our Revolving Credit Facility is $750.0 million until May 5, 2027. The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At June 30, 2022 we had $181.0 million outstanding under the Revolving Credit Facility and $6.4 million of outstanding letters of credit, leaving us with $562.6 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We are contingently liable for performance under $26.8 million in performance bonds relating primarily to our mining operations. We do not have any off-balance sheet debt, or any outstanding debt guarantees.

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

As market conditions warrant, the Company may from time to time seek to purchase or repay its outstanding debt securities or loans, including the 2.500% Senior Unsecured Notes, Term Loan, and borrowings under the Revolving Credit Facility, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new debt. The amounts involved in any such purchase transactions, individually or in aggregate, may be material.

We have approximately $34.9 million of lease liabilities at June 30, 2022, that have an average remaining life of approximately 10.2 years.

Dividends

Dividends paid were $9.6 million for the three months ended June 30, 2022. There were no dividends paid during the three months ended June 30, 2021. On May 19, 2021, we announced the reinstatement of our quarterly dividend that was suspended in fiscal 2021. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

During the three months ended June 30, 2022, our share repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2022	296,000	$125.41	296,000
May 1 through May 31, 2022	294,000	124.72	294,000
June 1 through June 30, 2022	294,000	121.86	294,000
Quarter 1 Totals	884,000	$124.00	884,000
Year-to-Date Totals	884,000	$124.00	884,000	9,938,992

On May 17, 2022, the Board of Directors authorized us to repurchase an additional 7.5 million shares. This authorization brought the cumulative total of Common Stock our Board has approved for repurchase in the open market to 55.9 million shares since we became publicly held in April 1994. Through June 30, 2022, we have repurchased approximately 46.0 million shares.

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

During the three months ended June 30, 2022, the Company withheld from employees 10,745 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is required once the Restricted Shares or Restricted Share Units are vested.

Capital Expenditures

The following table details capital expenditures by category:

	For the Three Months Ended June 30,
	2022	2021
	(dollars in thousands)
Land and Quarries	$1,352	$586
Plants	8,814	9,624
Buildings, Machinery, and Equipment	4,748	1,725
Total Capital Expenditures	$14,914	$11,935

Capital expenditures for fiscal 2023 are expected to range from $110.0 million to $120.0 million and will be allocated across both Heavy Materials and Light Materials sectors. These estimated capital expenditures will include maintenance capital expenditures and improvements, as well as other safety and regulatory projects.

FORWARD LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not historical facts or guarantees of future performance but instead represent only the Company’s belief at the time the statements were made regarding future events which are subject to certain risks, uncertainties and other factors, many of which are outside the Company’s control. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company’s actual performance include the following: the cyclical and seasonal nature of the Company’s businesses; public infrastructure expenditures; adverse weather conditions; the fact that our products are commodities and that prices for our products are subject to material fluctuation due to market conditions and other factors beyond our control; availability of raw materials; changes in the costs of energy, including, without limitation, natural gas, coal and oil, and the nature of our obligations to counterparties under energy supply contracts, such as those related to market conditions (such as fluctuations in spot market prices), governmental orders and other matters; changes in the cost and availability of transportation; unexpected operational difficulties, including unexpected maintenance costs, equipment downtime and interruption of production; material nonpayment or non-performance by any of our key customers; fluctuations in or changes in the nature of activity in the oil and gas industry; inability to timely execute announced capacity expansions; difficulties and delays in the development of new business lines; governmental regulation and changes in governmental and public policy (including, without limitation, climate change and other environmental regulation); possible outcomes of pending or future litigation or arbitration proceedings; changes in economic conditions specific to any one or more of the Company’s markets; adverse impact of severe weather conditions (such as winter storms, tornados and hurricanes) and their effects on our facilities, operations and contractual arrangements with third parties; competition; cyber-attacks or data security breaches; announced increases in capacity in the gypsum wallboard and cement industries; changes in the demand for residential housing construction or commercial construction or construction projects undertaken by state or local governments; risks related to pursuit of acquisitions, joint ventures and other transactions or the execution or implementation of such transactions, including the integration of operations acquired by the Company; general economic conditions; and interest rates. For example, increases in interest rates, decreases in demand for construction materials or increases in the cost of energy (including, without limitation, natural gas, coal and oil) and the cost of our raw materials could affect the revenue and operating earnings of our operations. In addition, changes in national or regional economic conditions and levels of infrastructure and construction spending could also adversely affect the Company’s result of operations. Finally, any forward-looking statements made by the Company are subject to the risks and impacts associated with natural disasters, pandemics or other unforeseen events, including, without limitation, the COVID-19 pandemic and responses thereto designed to contain its spread and mitigate its public health effects, as well as their impact on economic conditions, capital and financial markets. These and other factors are described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022. All forward-looking statements made herein are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed herein will increase with the passage of time. The Company undertakes no duty to update any forward-looking statement to reflect future events or changes in the Company’s expectations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We had a $750.0 million Revolving Credit Facility at June 30, 2022, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $181.0 million of borrowings under the Revolving Credit Facility and the $200.0 million of borrowings under the Term Loan at June 30, 2022, would increase interest expense by approximately $3.8 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

Item 1A. Risk Factors

For information regarding factors that could impact our results of operations, financial condition, and liquidity, see Part 1. Item 1A. Risk Factors in our Form 10-K for the fiscal year ended March 31, 2022, filed with the Securities and Exchange Commission on May 20, 2022.

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

Item 6. Exhibits

10.1

Amendment No.1, dated as of May 5, 2022 to that certain Credit Agreement, dated as of July 1, 2021, among the Company, the lenders identified therein and JP Morgan Chase Bank, N.A., as the administrative agent, issuing bank and swingline lender thereunder (field as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (the Commission) on May 6, 2022 and incorporated herein by reference).

10.2

Eagle Materials Inc. Salaried Incentive Compensation Program for fiscal 2023 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 23, 2022 and incorporated herein by reference). (1)

10.3

American Gypsum Company Salaried Incentive Compensation Program for fiscal 2023 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 23, 2022 and incorporated herein by reference). (1)

10.4

Eagle Materials Inc. Special Situation Program for fiscal 2023 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 23, 2022 and incorporated herein by reference). (1)

10.5*	Form of Management Restricted Stock Agreement (Performance). (1)
10.6*	Form of Management Restricted Stock Agreement (Time Vest). (1)
10.7*	Form of Management Non-Qualified Stock Option Agreement (Performance). (1)
10.8*	Form of Management Non-Qualified Stock Option Agreement (Time Vest). (1)
31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – (formatted as Inline XBRL and Contained in Exhibit 101).

* Filed herewith.

(1) Management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

July 28, 2022	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

July 28, 2022	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

July 28, 2022	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)