Form 10-Q
period 2022-09-30
EAGLE MATERIALS INC
filed 2022-10-26
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of October 24, 2022, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	36,844,662

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands, except share and per share data)
Revenue	$605,068	$509,694	$1,166,455	$985,464
Cost of Goods Sold	410,829	354,353	821,350	703,612
Gross Profit	194,239	155,341	345,105	281,852
Equity in Earnings of Unconsolidated Joint Venture	7,156	8,260	12,254	16,230
Corporate General and Administrative Expense	(13,627)	(10,667)	(25,447)	(20,135)
Loss on Early Retirement of Senior Notes	—	(8,407)	—	(8,407)
Other Non-Operating Income (Loss)	(664)	(944)	(1,299)	2,734
Interest Expense, net	(8,580)	(12,268)	(15,910)	(19,240)
Earnings before Income Taxes	178,524	131,315	314,703	253,034
Income Taxes	(39,529)	(29,190)	(70,703)	(55,582)
Net Earnings	138,995	102,125	244,000	197,452

EARNINGS PER SHARE
Basic	$3.74	$2.48	$6.50	$4.74
Diluted	3.72	2.46	6.46	4.70
AVERAGE SHARES OUTSTANDING
Basic	37,140,197	41,222,161	37,559,087	41,623,187
Diluted	37,366,879	41,594,733	37,792,613	42,013,847
CASH DIVIDENDS PER SHARE	$0.25	$0.25	$0.50	$0.25

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net Earnings	$138,995	$102,125	$244,000	$197,452
Net Actuarial Change in Defined Benefit Plans
Amortization of Net Actuarial Loss	30	36	60	72
Tax Expense	(6)	(9)	(13)	(18)
Comprehensive Earnings	$139,019	$102,152	$244,047	$197,506

See notes to unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	March 31,
	2022	2022
	(dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$84,140	$19,416
Accounts and Notes Receivable, net	232,595	176,276
Inventories	225,835	236,661
Income Tax Receivable	4,371	7,202
Prepaid and Other Assets	5,933	3,172
Total Current Assets	552,874	442,727
Property, Plant, and Equipment, net	1,655,616	1,616,539
Notes Receivable	8,501	8,485
Investment in Joint Venture	85,391	80,637
Operating Lease Right-of-Use Assets	22,126	23,856
Goodwill and Intangible Assets, net	469,491	387,898
Other Assets	15,150	19,510
Total Assets	$2,809,149	$2,579,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$113,722	$113,679
Accrued Liabilities	91,515	86,754
Operating Lease Liabilities	6,736	7,118
Income Taxes Payable	1,348	—
Current Portion of Long-term Debt	10,000	—
Total Current Liabilities	223,321	207,551
Long-term Debt	1,126,398	938,265
Noncurrent Operating Lease Liabilities	26,736	29,212
Other Long-term Liabilities	37,423	38,699
Deferred Income Taxes	238,567	232,369
Total Liabilities	1,652,445	1,446,096
Stockholders’ Equity
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 37,064,662 and 38,710,929 Shares, respectively	371	387
Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(3,128)	(3,175)
Retained Earnings	1,159,461	1,136,344
Total Stockholders’ Equity	1,156,704	1,133,556
Total Liabilities and Stockholders’ Equity	$2,809,149	$2,579,652

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended September 30,
	2022	2021
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$244,000	$197,452
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity
Depreciation, Depletion, and Amortization	68,874	64,284
Write-off of Debt Issuance Costs	—	6,101
Deferred Income Tax Provision	6,198	8,295
Stock Compensation Expense	9,548	6,376
Equity in Earnings of Unconsolidated Joint Venture	(12,254)	(16,230)
Distributions from Joint Venture	7,500	14,000
Changes in Operating Assets and Liabilities
Accounts and Notes Receivable	(50,697)	(49,597)
Inventories	18,101	32,004
Accounts Payable and Accrued Liabilities	1,634	16,776
Other Assets	4,589	(2,883)
Income Taxes Payable (Receivable)	2,952	(15,116)
Net Cash Provided by Operating Activities	300,445	261,462
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(43,249)	(26,777)
Acquisition Spending	(158,451)	—
Net Cash Used in Investing Activities	(201,700)	(26,777)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	200,000	75,000
Proceeds from 2.500% Senior Unsecured Notes	—	743,692
Repayment of 4.500% Senior Unsecured Notes	—	(350,000)
Repayment of Term Loan and Term Loan Credit Agreement	(2,500)	(665,000)
Dividends Paid to Stockholders	(19,149)	(10,547)
Purchase and Retirement of Common Stock	(210,398)	(247,845)
Proceeds from Stock Option Exercises	735	14,460
Loss on Early Retirement of Senior Notes	—	(8,407)
Payment of Debt Issuance Costs	(903)	(7,985)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,806)	(1,359)
Net Cash Used in Financing Activities	(34,021)	(457,991)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	64,724	(223,306)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,416	268,520
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,140	$45,214

See notes to the unaudited consolidated financial statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2021	$424	$62,497	$1,299,509	$(3,440)	$1,358,990
Net Earnings	—	—	95,327	—	95,327
Stock Compensation Expense	1	2,455	—	—	2,456
Stock Option Exercises and Restricted Share Issuances	—	8,222	—	—	8,222
Shares Redeemed to Settle Employee Taxes	—	(1,214)	—	—	(1,214)
Purchase and Retirement of Common Stock	(4)	(61,925)	—	—	(61,929)
Dividends to Shareholders	—	—	(10,547)	—	(10,547)
Unfunded Pension Liability, net of tax	—	—	—	27	27
Balance at June 30, 2021	$421	$10,035	$1,384,289	$(3,413)	$1,391,332
Net Earnings	—	—	102,125	—	102,125
Stock Compensation Expense	—	3,920	—	—	3,920
Stock Option Exercise and Restricted Share Issuances	—	6,238	—	—	6,238
Shares Redeemed to Settle Employee Taxes	—	(145)	—	—	(145)
Purchase and Retirement of Common Stock	(12)	(20,048)	(165,856)	—	(185,916)
Dividends to Shareholders	—	—	(10,272)	—	(10,272)
Unfunded Pension Liability, net of tax	—	—	—	27	27
Balance at September 30, 2021	$409	$—	$1,310,286	$(3,386)	$1,307,309

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2022	$387	$—	$1,136,344	$(3,175)	$1,133,556
Net Earnings	—	—	105,005	—	105,005
Stock Compensation Expense	—	5,146	—	—	5,146
Stock Option Exercises and Restricted Share Issuances	1	666	—	—	667
Shares Redeemed to Settle Employee Taxes	—	(1,497)	—	—	(1,497)
Purchase and Retirement of Common Stock	(8)	(4,315)	(105,289)	—	(109,612)
Dividends to Shareholders	—	—	(9,507)	—	(9,507)
Unfunded Pension Liability, net of tax	—	—	—	23	23
Balance at June 30, 2022	$380	$—	$1,126,553	$(3,152)	$1,123,781
Net Earnings	—	—	138,995	—	138,995
Stock Compensation Expense	—	4,402	—	—	4,402
Stock Option Exercise and Restricted Share Issuances	—	68	—	—	68
Shares Redeemed to Settle Employee Taxes	—	(309)	—	—	(309)
Purchase and Retirement of Common Stock	(9)	(4,161)	(96,616)	—	(100,786)
Dividends to Shareholders	—	—	(9,471)	—	(9,471)
Unfunded Pension Liability, net of tax	—	—	—	24	24
Balance at September 30, 2022	$371	$—	$1,159,461	$(3,128)	$1,156,704

See notes to the unaudited consolidated financial statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying Unaudited Consolidated Financial Statements as of and for the three and six months ended September 30, 2022, include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 20, 2022.

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

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Six Months Ended September 30,
	2022	2021
	(dollars in thousands)
Cash Payments
Interest	$12,940	$10,634
Income Taxes	61,592	54,581
Operating Cash Flows Used for Operating Leases	4,248	3,987

(C) ACQUISITIONS

ConAgg Acquisition

On April 22, 2022, we purchased the assets of a readymix concrete and aggregates business (the ConAgg Acquisition). The purchase price of the ConAgg Acquisition was approximately $121.2 million, which was paid in April 2022. During August 2022, we finalized the working capital adjustment, which resulted in a reduction in the purchase price of approximately $1.0 million. After this reduction, the purchase price for the ConAgg Acquisition was approximately $120.2 million. The purchase price and expenses incurred in connection with the ConAgg Acquisition were funded through borrowings under our revolving credit facility. Operations related to the ConAgg Acquisition are included in the Concrete and Aggregates business in our segment reporting from April 22, 2022, through September 30, 2022.

The following table summarizes the allocation of the Purchase Price to assets acquired and liabilities assumed:

Fair Value
Working Capital	$10,780
Property, Plant, and Equipment	39,489
Intangible Assets	30,750
Goodwill	39,135
Total Estimated Purchase Price	$120,154

The estimated useful lives assigned to Property, Plant, and Equipment range from 5 to 30 years, while the estimated useful lives assigned to Intangible Assets range from 2 to 15 years.

The following table presents the Revenue and Operating Earnings related to the ConAgg Acquisition that has been included in our Consolidated Statement of Earnings from April 22, 2022, through September 30, 2022.

	For the Three Months Ended	For the Six Months Ended
	September 30, 2022
	(dollars in thousands)
Revenue	$13,885	$24,915
Operating Earnings	$1,750	$1,643

Operating Earnings shown above for the three and six months ended September 30, 2022 were reduced by approximately $2.1 million and $4.1 million related to depreciation and amortization, respectively. Additionally, Operating Earnings for the three and six months ended September 30, 2022, were reduced by approximately $0.9 million and $2.1 million related to the recording of acquired inventories at fair value, respectively.

Terminal Acquisition

On September 16, 2022, we acquired a cement distribution terminal located in Nashville, Tennessee (the Terminal Acquisition). The purchase price of the Terminal Acquisition was approximately $39.5 million. The purchase price allocation has not been finalized. The Terminal Acquisition was funded through borrowings under our revolving credit facility. Operations related to the Terminal Acquisition are included in the Cement business in our segment reporting from September 16, 2022, through September 30, 2022.

The following table summarizes the preliminary allocation of the purchase price of the Terminal Acquisition to the assets acquired and liabilities assumed as of September 30, 2022:

Estimated Fair Value
Working Capital	$1,116
Property, Plant, and Equipment	23,301
Intangible Assets	5,050
Goodwill	9,978
Total Estimated Purchase Price	$39,445

The estimated useful lives assigned to Property, Plant, and Equipment range from 5 to 25 years, while the estimated useful lives assigned to Intangible Assets range from 2 to 15 years.

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

(E) ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable are shown net of the allowance for doubtful accounts totaling $6.8 million and $6.7 million at September 30, 2022, and March 31, 2022, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had Notes Receivable totaling approximately $8.5 million at September 30, 2022, none of which was classified as current. We lend funds to certain companies in the ordinary course of business, and the notes bear interest at LIBOR plus 3%, which was approximately 5.2% at September 30, 2022. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2025. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by assessing the timeliness of payments, credit history, credit metrics, and our ongoing interactions with each borrower.

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

	September 30,	March 31,
	2022	2022
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$72,610	$81,308
Finished Cement	26,671	38,769
Aggregates	6,753	3,558
Gypsum Wallboard	3,357	3,452
Paperboard	5,371	7,462
Repair Parts and Supplies	98,547	91,593
Fuel and Coal	12,526	10,519
	$225,835	$236,661

(G) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	September 30,	March 31,
	2022	2022
	(dollars in thousands)
Payroll and Incentive Compensation	$32,289	$37,262
Benefits	15,832	14,894
Dividends	9,482	9,756
Interest	7,167	5,052
Property Taxes	10,399	6,514
Power and Fuel	4,633	2,877
Freight	2,485	1,172
Legal and Professional	1,608	989
Sales and Use Tax	2,291	1,509
Other	5,329	6,729
	$91,515	$86,754

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

Lease expense for our operating and short-term leases is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Operating Lease Cost	$1,671	$1,566	$3,398	$3,080
Short-term Lease Cost	126	309	275	811
Total Lease Cost	$1,797	$1,875	$3,673	$3,891

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	September 30,	March 31,
	2022	2022
	(dollars in thousands)
Operating Leases
Operating Lease Right-of-Use Assets	$22,126	$23,856

Current Operating Lease Liabilities	$6,736	$7,118
Noncurrent Operating Lease Liabilities	26,736	29,212
Total Operating Lease Liabilities	$33,472	$36,330

Future payments for operating leases are as follows (dollars in thousands):

Fiscal Year	Amount
2023 (remaining six months)	$4,408
2024	6,363
2025	5,916
2026	4,279
2027	3,540
Thereafter	16,934
Total Lease Payments	$41,440
Less: Imputed Interest	(7,968)
Present Value of Lease Liabilities	$33,472

Weighted-Average Remaining Lease Term (in years)	10.2
Weighted-Average Discount Rate	3.73%

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

Long-Term Compensation Plans

OPTIONS

In May 2022, the Compensation Committee of the Board of Directors approved the granting to certain officers and key employees an aggregate of 25,192 performance-vesting stock options that will be earned only if certain performance conditions are satisfied (the Fiscal 2023 Employee Performance Stock Option Award). The performance criteria for the Fiscal 2023 Employee Performance Stock Option Award are based upon the achievement of certain levels of return on equity (as defined in the option agreement), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2023. All stock options will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all granted stock options will be forfeited. Following any such reduction, restrictions on the earned stock options will lapse and the earned options will vest ratably over four years, with the initial fourth vesting promptly following the date on which the return on equity is determined, and the remaining options vesting on March 31, 2024 through 2026. The stock options have a term of 10 years from the grant date. The Compensation Committee also approved the granting of 20,994 time-vesting stock options to the same officers and key employees, which vest ratably over four years (the Fiscal 2023 Employee Time-Vesting Stock Option Award).

In August 2022, we granted 3,510 options to members of the Board of Directors (the Fiscal 2023 Board of Directors Stock Option Award). Options granted under the Fiscal 2023 Board of Directors Stock Option Award vest immediately and can be exercised from the grant date until their expiration on the tenth anniversary of the grant date.

The Fiscal 2023 Employee Performance Stock Option Award, the Fiscal 2023 Employee Time-Vesting Stock Option Award, and the Fiscal 2023 Board of Directors Stock Option Award were valued at their grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2023 are as follows:

Dividend Yield	0.8%
Expected Volatility	38.2%
Risk-Free Interest Rate	2.9%
Expected Life	6.0 years

In addition to the stock options described above, from time to time we issue stock options to certain employees. Any options issued are valued using the Black-Scholes options pricing model on the grant date and are expensed over the vesting period.

Stock option expense for all outstanding stock option awards totaled approximately $1.1 million and $1.9 million for the three and six months ended September 30, 2022, respectively, and $1.0 million and $1.7 million for the three and six months ended September 30, 2021, respectively. At September 30, 2022, there was approximately $4.8 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

The following table represents stock option activity for the six months ended September 30, 2022:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at March 31, 2022	456,849	$83.81
Granted	56,621	$125.90
Exercised	(17,841)	$125.36
Cancelled	(3,178)	$109.15
Outstanding Options at September 30, 2022	492,451	$89.09
Options Exercisable at September 30, 2022	301,348
Weighted-Average Fair Value of Options Granted During the Year	$48.36

The following table summarizes information about stock options outstanding at September 30, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$59.32 - $81.56	172,395	6.82	$62.87	85,585	$64.96
$87.37 - $93.03	151,569	6.33	$91.57	109,241	$91.57
$99.37 - $143.09	168,487	6.98	$113.68	106,522	$106.90
	492,451	6.72	$89.09	301,348	$89.43

At September 30, 2022, the aggregate intrinsic value for both the outstanding and exercisable options was approximately $10.3 million and $5.6 million, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2022 was approximately $1.0 million.

RESTRICTED STOCK

In May 2022, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 50,783 shares of performance-vesting restricted stock that will be earned only if certain performance conditions are satisfied (the Fiscal 2023 Employee Restricted Stock Performance Award). The performance criteria for the Fiscal 2023 Employee Restricted Stock Performance Award are based upon the achievement of certain levels of return on equity (as defined in the award agreement), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2023. All restricted shares will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all awards will be forfeited. Following any such reduction, restrictions on the earned shares will lapse ratably over four years, with the initial fourth lapsing promptly following the date on which the return on equity is determined, and the remaining restrictions lapsing on March 31, 2024 through 2026. The Compensation Committee also approved the granting of 42,545 shares of time-vesting restricted stock to the same officers and key employees, which vest ratably over four years (the Fiscal 2023 Employee Restricted Stock Time-Vesting Award). The Fiscal 2023 Employee Restricted Stock Performance Award and the Fiscal 2023 Employee Restricted Stock Time-Vesting Award were valued at the closing price of the stock on the grant date and are being expensed over a four-year period.

In August 2022, we granted 14,482 shares of restricted stock to members of the Board of Directors (the Fiscal 2023 Board of Directors Restricted Stock Award). Restrictions on these shares will lapse six months after the grant date. The Fiscal 2023 Board of Directors Restricted Stock Award was valued at the closing price of the stock on the grant date and is being expensed over a six-month period.

In addition to the restricted stock described above, from time to time we issue restricted stock to certain employees. These awards are valued at the closing price of the stock on the grant date and are expensed over the vesting period.

The fair value of restricted stock is based on the stock price on the grant date. The following table summarizes the activity for nonvested restricted shares during the three months ended September 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested Restricted Stock at March 31, 2022	258,779	$85.34
Granted	111,230	$126.23
Vested	(55,467)	$127.05
Forfeited	(3,247)	$124.82
Nonvested Restricted Stock at September 30, 2022	311,295	$98.31

Expense related to restricted shares was approximately $3.3 million and $7.6 million for the three and six months ended September 30, 2022, respectively, and $2.9 million and $4.7 million for the three and six months ended September 30, 2021, respectively. At September 30, 2022, there was approximately $23.7 million of unearned compensation from restricted stock, which will be recognized over a weighted-average period of 2.5 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,260,318 at September 30, 2022.

(J) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Weighted-Average Shares of Common Stock Outstanding	37,140,197	41,222,161	37,559,087	41,623,187
Effect of Dilutive Shares
Assumed Exercise of Outstanding Dilutive Options	420,199	560,876	424,489	606,876
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(310,956)	(365,887)	(311,373)	(395,516)
Restricted Stock Units	117,439	177,583	120,410	179,300
Weighted-Average Common Stock and Dilutive Securities Outstanding	37,366,879	41,594,733	37,792,613	42,013,847
Shares Excluded Due to Anti-dilution Effects	46,750	3,578	39,703	2,684

(K) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several single-employer defined benefit plans and defined contribution plans, which together cover substantially all our employees. Benefits paid under the single-employer defined benefit plans covering certain hourly employees were historically based on years of service and the employee’s qualifying compensation over the last few years of employment. Over the last several years, these plans have been frozen to new participants and new benefits, with the last plan becoming frozen during fiscal 2020. Our defined benefit plans are all fully funded, with plan assets exceeding the benefit obligation at March 31, 2022. Due to the frozen status and current funding of the single-employer pension plans, our expected pension expense for fiscal 2023 is less than $0.1 million.

(L) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the six months ended September 30, 2022, was approximately 22%, which was consistent with the effective tax rate of 22% for the six months ended September 30, 2021. The effective tax rate was higher than the U.S. Statutory rate of 21% mainly due to state income taxes, partially offset by a benefit recognized related to percentage depletion.

(M) LONG-TERM DEBT

Long-term Debt at September 30, 2022 was as follows:

	September 30,	March 31,
	2022	2022
	(dollars in thousands)
Revolving Credit Facility	$200,000	$200,000
2.500% Senior Unsecured Notes Due 2031	750,000	750,000
Term Loan	197,500	—
Total Debt	1,147,500	950,000
Less: Current Portion of Long-term Debt	(10,000)	—
Less: Unamortized Discounts and Debt Issuance Costs	(11,102)	(11,735)
Long-term Debt	$1,126,398	$938,265

Revolving Credit Facility

We have an unsecured $750.0 million revolving credit facility that was amended on May 5, 2022 (such facility, as amended, the Revolving Credit Facility). The Revolving Credit Facility includes a separate $200.0 million term loan facility (the Term Loan) and also provides the Company the option to increase the revolving borrowing capacity by up to $375.0 million (for a total revolving borrowing capacity of $1,125.0 million, excluding the Term Loan), provided that the existing lenders, or new lenders, agree to such increase. The Revolving Credit Facility includes a $40.0 million letter of credit facility and a swingline loan sub-facility of $25.0 million, and expires on May 5, 2027.

The Revolving Credit Facility contains customary covenants for an unsecured investment-grade facility, including covenants that restrict the Company’s and/or its subsidiaries’ ability to incur additional debt; encumber assets; merge with or transfer or sell assets to other persons; and enter into certain affiliate transactions. The Revolving Credit Facility also requires the Company to maintain at the end of each fiscal quarter a Leverage Ratio of 3.50:1.00 or less and an Interest Coverage Ratio (both ratios, as defined in the Revolving Credit Facility) equal to or greater than 2.50:1.00 (collectively, the Financial Covenants).

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

There was $200.0 million of outstanding borrowings under the Revolving Credit Facility, plus $6.4 million outstanding letters of credit as of September 30, 2022, leaving us with $543.6 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We were in compliance with all Financial Covenants on September 30, 2022; therefore, all $543.6 million is available for future borrowings.

Term Loan

On May 5, 2022, we borrowed the $200.0 million Term Loan under the Revolving Credit Facility, and used these proceeds to, among other things, pay down a portion of the Revolving Credit Facility. The Term Loan requires quarterly principal payments of $2.5 million, with any unpaid amounts due upon maturity on May 5, 2027. At the Company’s option, principal amounts outstanding under the Term Loan bear interest as set forth in the Revolving Credit Facility (but not, for the avoidance of doubt, at a daily simple SOFR rate unless and until such time as the then-existing Benchmark (as defined in the Revolving Credit Facility) is replaced in accordance with the Revolving Credit Facility).

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

We operate eight modern cement plants (one of which is operated through a joint venture located in Buda, Texas), one slag grinding facility, and 30 cement distribution terminals. Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, and Texas. We operate 30 readymix concrete batch plants and five aggregates processing plants in markets that are complementary to our cement network.

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

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue
Cement	$319,460	$288,324	$603,976	$558,579
Concrete and Aggregates	69,613	52,750	131,231	97,504
Gypsum Wallboard	224,638	172,985	440,965	339,252
Paperboard	53,673	47,798	107,746	91,065
	667,384	561,857	1,283,918	1,086,400
Less: Intersegment Revenue	(37,186)	(25,237)	(66,018)	(51,319)
Less: Joint Venture Revenue	(25,130)	(26,926)	(51,445)	(49,617)
	$605,068	$509,694	$1,166,455	$985,464

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Intersegment Revenue
Cement	$12,361	$5,223	$18,652	$13,056
Paperboard	24,825	20,014	47,366	38,263
	$37,186	$25,237	$66,018	$51,319
Cement Sales Volume (M tons)
Wholly Owned	1,981	1,983	3,786	3,835
Joint Venture	164	215	352	399
	2,145	2,198	4,138	4,234

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Operating Earnings
Cement	$98,779	$88,750	$161,127	$151,297
Concrete and Aggregates	7,276	7,539	13,008	12,883
Gypsum Wallboard	89,761	66,331	173,829	129,584
Paperboard	5,579	981	9,395	4,318
Sub-Total	201,395	163,601	357,359	298,082
Corporate General and Administrative Expense	(13,627)	(10,667)	(25,447)	(20,135)
Loss on Early Retirement of Senior Notes	—	(8,407)	—	(8,407)
Other Non-Operating Income (Loss)	(664)	(944)	(1,299)	2,734
Earnings Before Interest and Income Taxes	187,104	143,583	330,613	272,274
Interest Expense, net	(8,580)	(12,268)	(15,910)	(19,240)
Earnings Before Income Taxes	$178,524	$131,315	$314,703	$253,034
Cement Operating Earnings
Wholly Owned	$91,623	$80,490	$148,873	$135,067
Joint Venture	7,156	8,260	12,254	16,230
	$98,779	$88,750	$161,127	$151,297
Capital Expenditures
Cement	$4,893	$6,976	$13,879	$14,943
Concrete and Aggregates	13,688	527	14,340	1,073
Gypsum Wallboard	8,391	6,345	12,470	8,039
Paperboard	1,018	375	1,855	1,492
Corporate and Other	345	619	705	1,230
	$28,335	$14,842	$43,249	$26,777
Depreciation, Depletion, and Amortization
Cement	$20,258	$20,019	$40,311	$39,550
Concrete and Aggregates	4,351	2,470	8,552	5,048
Gypsum Wallboard	5,589	5,484	11,152	10,880
Paperboard	3,742	3,663	7,459	7,331
Corporate and Other	705	704	1,400	1,475
	$34,645	$32,340	$68,874	$64,284

	September 30,	March 31,
	2022	2022
	(dollars in thousands)
Identifiable Assets
Cement	$1,903,575	$1,860,649
Concrete and Aggregates	224,578	89,405
Gypsum Wallboard	396,655	397,486
Paperboard	174,261	180,025
Other, net	110,080	52,087
	$2,809,149	$2,579,652

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

The segment breakdown of Goodwill is as follows:

	September 30,	March 31,
	2022	2022
	(dollars in thousands)
Cement	$213,320	$203,342
Concrete and Aggregates	40,774	1,639
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$378,250	$329,137

The increase in Goodwill in the Cement and Concrete and Aggregates segments is related to the Terminal Acquisition and ConAgg Acquisition, respectively. The purchase price allocation for the Terminal Acquisition still in progress, and may affect the recorded balance of Goodwill when completed.

Summarized financial information for the Joint Venture that is not consolidated is set out below. This summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Revenue	$50,259	$53,852	$102,889	$99,234
Gross Margin	$15,977	$17,776	$28,003	$34,609
Earnings Before Income Taxes	$14,312	$16,519	$24,508	$32,459

	September 30,	March 31,
	2022	2022
	(dollars in thousands)
Current Assets	$84,701	$69,492
Noncurrent Assets	$114,764	$112,926
Current Liabilities	$23,152	$18,276

(O) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Interest Income	$(70)	$(13)	$(82)	$(38)
Interest Expense	8,176	5,425	15,055	11,551
Other Expenses	474	6,856	937	7,727
Interest Expense, net	$8,580	$12,268	$15,910	$19,240

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs.

(P) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At September 30, 2022, we had contingent liabilities under these outstanding letters of credit of approximately $6.4 million.

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

(Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our 2.500% Senior Unsecured Notes at September 30, 2022, is as follows:

Fair Value
(dollars in thousands)
2.500% Senior Unsecured Notes Due 2031	$550,193

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 1 input). The carrying values of Cash and Cash Equivalents, Accounts Receivable, Notes Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at September 30, 2022, due to the short-term maturities of these assets and liabilities. The fair value of our Revolving Credit Facility and Term Loan also approximates the carrying value at September 30, 2022.

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

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the three and six months ended September 30, 2022 and 2021, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard.

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

On April 22, 2022, we completed the ConAgg Acquisition. The Purchase Price of the ConAgg Acquisition was approximately $120.2 million. The ConAgg Acquisition is included in our Heavy Materials sector, in the Concrete and Aggregates business segment.

On September 16, 2022, we acquired a cement distribution terminal located in Nashville, Tennessee (the Terminal Acquisition). The purchase price of the Terminal Acquisition was approximately $39.5 million. The Terminal Acquisition is included in our Heavy Materials sector, in the Cement business segment.

See Footnote (B) in the Unaudited Consolidated Financial Statements for more information regarding the ConAgg Acquisition and the Terminal Acquisition.

MARKET CONDITIONS AND OUTLOOK

During the first half of fiscal 2023, our end markets generally remained resilient despite external challenges, such as transportation disruptions, supply chain constraints, and increasing interest rates and inflation. Construction activity in most of our regional markets continued to outpace the national average, and sales volume in our largest business lines remained strong during the three months ended September 30, 2022 – our Gypsum Wallboard shipments were up 6%, and although our Cement sales volume decreased 2%, it remains historically high.

Demand Outlook

The principal end-use market of Cement is public infrastructure (i.e. roads, bridges, and highways). Our Cement business remains in a near sold-out position. We expect demand for cement to remain strong as the Infrastructure Investment and Jobs Act accelerates federal funding of infrastructure construction and repair projects during the latter half of this fiscal year and throughout calendar 2023. However, despite underlying demand growth, our ability to achieve further Cement sales volume growth from our existing facilities is limited, because our integrated cement sales network is operating at high utilization levels.

The principal end use for gypsum wallboard is residential housing, consisting of new construction (both single-family and multi-family homes) as well as repair and remodel. The construction of single-family homes tend to be more wallboard-intensive than multi-family homes. Gypsum Wallboard shipments and orders currently remain steady, and we expect home construction backlogs to support product demand throughout the remainder of our fiscal year. However, we recognize tighter U.S. fiscal policy, which has resulted in the highest mortgage rates in the last 20 years, will likely have an adverse impact on residential construction activity in the future. Our Recycled Paperboard business sells paper primarily into the gypsum wallboard market, and demand for our paper generally follows the demand for gypsum wallboard.

Cost Outlook

We are well positioned to manage our cost structure and meet our customers’ needs during the remainder of the fiscal year, despite rising inflation and increased transportation costs. Our substantial raw material reserves for our Cement, Aggregates, and Gypsum Wallboard businesses, and their proximity to our respective manufacturing facilities, support our low-cost producer position across all our business segments.

Energy and freight costs increased in all our businesses during fiscal 2022, as well as the first half of fiscal 2023, and we anticipate further increases into fiscal 2024. The increases in energy costs are related to rising demand and disruption in the global supply of natural gas and solid fuels. We have forward purchase contracts for approximately 50% of our natural gas needs at $5.53 per mmbtu across all our businesses for the remainder of fiscal 2023. For freight, several factors are contributing to higher costs, including limited availability of trucking and rail service, congestion on the shipping routes, and the increase in price of diesel fuel, all of which have constrained freight capacity. We do not expect these factors to improve in the near term.

The primary raw material used to produce paperboard is OCC. Prices for OCC significantly increased during the prior year, but have recently declined. We expect OCC prices to remain relatively level for the remainder of fiscal 2023. Our current customer contracts for gypsum liner include price adjustments that partially compensate for changes in raw material fiber prices. However, because these price adjustments are not realized until future quarters, material costs in our Gypsum Wallboard segment are likely to be lower in the period that these price adjustments are realized.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2022, Compared WITH THREE MONTHS ENDED SEPTEMBER 30, 2021

	For the Three Months Ended September 30,
	2022	2021	Change
	(dollars in thousands, except per share)
Revenue	$605,068	$509,694	19%
Cost of Goods Sold	(410,829)	(354,353)	16%
Gross Profit	194,239	155,341	25%
Equity in Earnings of Unconsolidated Joint Venture	7,156	8,260	(13)%
Corporate General and Administrative Expense	(13,627)	(10,667)	28%
Loss on Early Retirement of Senior Notes	—	(8,407)	(100)%
Other Non-Operating Loss	(664)	(944)	(30)%
Interest Expense, net	(8,580)	(12,268)	(30)%
Earnings Before Income Taxes	178,524	131,315	36%
Income Tax Expense	(39,529)	(29,190)	35%
Net Earnings	$138,995	$102,125	36%
Diluted Earnings per Share	$3.72	$2.46	51%

REVENUE

Revenue increased by $95.4 million, or 19%, to $605.1 million for the three months ended September 30, 2022. The ConAgg Acquisition contributed $13.9 million of Revenue during the three months ended September 30, 2022. Excluding the ConAgg Acquisition, Revenue improved by $81.5 million, or 16%, largely because of increases in both gross sales prices and Sales Volume. The increases in gross sales prices and Sales Volume positively affected Revenue by approximately $75.3 million and $6.2 million, respectively.

COST OF GOODS SOLD

Cost of Goods Sold increased by $56.4 million, or 16%, to $410.8 million for the three months ended September 30, 2022. The ConAgg Acquisition contributed $12.1 million of Cost of Goods Sold during the three months ended September 30, 2022. Excluding the ConAgg Acquisition, Cost of Goods Sold increased by $44.3 million, or 13%. The increase was due to higher Sales Volume and operating costs of $2.5 million and $41.8 million, respectively. Higher operating costs were primarily related to our Cement, Gypsum Wallboard, and Recycled Paperboard segments, which are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit increased 25% to $194.2 million during the three months ended September 30, 2022. The improvement was primarily related to higher gross sales prices and Sales Volume, partially offset by increased operating costs. The gross margin increased to 32%, with higher gross sales prices being partially offset by higher operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture declined $1.1 million, or 13%, for the three months ended September 30, 2022. The decrease was primarily due to lower Sales Volume and increased operating costs, which adversely affected earnings by approximately $2.0 million and $3.5 million, respectively. This was partially offset by higher gross sales prices which positively affected earnings by $4.4 million. The decline in Sales Volume was mostly due to extended equipment downtime that reduced production during the quarter. The increase in operating costs was primarily related to higher energy and purchased cement costs, which reduced operating earnings by $1.0 million and $2.4 million, respectively.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE

Corporate General and Administrative Expense increased by approximately $2.9 million, or 28%, for the three months ended September 30, 2022. The increase was primarily due to higher salary and incentive compensation, information and technology upgrades, and legal and professional expenses of $0.8 million, $0.6 million, and $0.5 million, respectively. The increase in salary and incentive compensation was due to higher earnings in the second quarter of fiscal 2023, while the increase in legal and professional expenses was primarily related to the Terminal Acquisition.

LOSS ON EARLY RETIREMENT OF SENIOR NOTES

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

INTEREST EXPENSE, NET

Interest Expense, net decreased by approximately $3.7 million, or 30%, during the three months ended September 30, 2022. This was primarily due to the write off of approximately $6.1 million of debt issue costs related to our 4.500% Unsecured Senior Notes due in 2026 and the Term Loan Credit Agreement during the three months ended September 30, 2021. This was partially offset by $2.7 million of increased interest expense in the current-year quarter due to higher interest rates and average balance outstanding under our Revolving Credit Facility. See Footnote (M) to the Unaudited Consolidated Financial Statements for more information.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes increased to $178.5 million during the three months ended September 30, 2022, primarily as because of higher Gross Profit and lower Interest Expense, net. This was partially offset by higher Corporate General and Administrative Expenses, as well as lower Equity in Earnings of Unconsolidated Joint Venture.

INCOME TAX EXPENSE

Income Tax Expense was $39.5 million for the three months ended September 30, 2022, compared with $29.2 million for the three months ended September 30, 2021. The effective tax rate remained flat at 22%.

NET EARNINGS

Net Earnings increased 36% to $139.0 million for the three months ended September 30, 2022, as shown in the table above.

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 2022, Compared WITH Six MONTHS ENDED SEPTEMBER 30, 2021

	For the Six Months Ended September 30,
	2022	2021	Change
	(dollars in thousands, except per share)
Revenue	$1,166,455	$985,464	18%
Cost of Goods Sold	(821,350)	(703,612)	17%
Gross Profit	345,105	281,852	22%
Equity in Earnings of Unconsolidated Joint Venture	12,254	16,230	(24)%
Corporate General and Administrative Expense	(25,447)	(20,135)	26%
Loss on Early Retirement of Senior Notes	—	(8,407)	(100)%
Other Non-Operating Income (Loss)	(1,299)	2,734	(148)%
Interest Expense, net	(15,910)	(19,240)	(17)%
Earnings Before Income Taxes	314,703	253,034	24%
Income Tax Expense	(70,703)	(55,582)	27%
Net Earnings	$244,000	$197,452	24%
Diluted Earnings per Share	$6.46	$4.70	37%

REVENUE

Revenue increased by $181.0 million, or 18%, to $1,166.5 million for the six months ended September 30, 2022. The ConAgg Acquisition contributed $24.9 million of Revenue during the six months ended September 30, 2022. Excluding the ConAgg Acquisition, Revenue improved by $156.1 million, or 16%, largely because of increases in both gross sales prices and Sales Volume. The increases in gross sales prices and Sales Volume positively affected Revenue by approximately $146.9 million and $9.2 million, respectively.

COST OF GOODS SOLD

Cost of Goods Sold increased by $117.8 million, or 17%, to $821.4 million for the six months ended September 30, 2022. The ConAgg Acquisition contributed $23.3 million of Cost of Goods Sold during the six months ended September 30, 2022. Excluding the ConAgg Acquisition, Cost of Goods Sold increased by $94.5 million, or 13%. The increase was due to higher operating costs and Sales Volume of $90.5 million and $4.0 million, respectively. Higher operating costs were primarily related to our Cement and Gypsum Wallboard segments, which are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit increased 22% to $345.1 million during the six months ended September 30, 2022. The improvement was primarily related to higher gross sales prices and Sales Volume, partially offset by increased operating costs. The gross margin increased to 30%, with higher gross sales prices being partially offset by an increase in operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture declined $3.9 million, or 24%, for the six months ended September 30, 2022. The decrease was primarily due to lower Sales Volume and increased operating costs, which adversely affected earnings by approximately $1.9 million and $9.7 million, respectively. This was partially offset by higher gross sales prices which positively affected earnings by $7.7 million. The increase in operating costs was primarily related to extended equipment downtime that reduced cement production, energy, and higher purchased cement costs, which reduced operating earnings by $2.3 million, $1.0 million, and $5.4 million, respectively.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE

Corporate General and Administrative Expense increased by approximately $5.3 million, or 26%, for the six months ended September 30, 2022. The increase was primarily due to higher incentive compensation, information and technology upgrades, and legal and professional expenses of $3.2 million, $0.9 million, and $0.6 million, respectively. The increase in incentive compensation was mostly due to executive retirements during the first quarter of fiscal 2023, while the increase in legal and professional expenses was primarily related to the Terminal Acquisition.

LOSS ON EARLY RETIREMENT OF SENIOR NOTES

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

INTEREST EXPENSE, NET

Interest Expense, net decreased by approximately $3.3 million, or 17%, during the six months ended September 30, 2022. This was primarily due to the write off of approximately $6.1 million of debt issue costs related to our 4.500% Unsecured Senior Notes due in 2026 and the Term Loan Credit Agreement during the six months ended September 30, 2021. This was partially offset by $3.3 million of increased interest expense in the current-year due to higher interest rates and average balance outstanding under our Revolving Credit Facility. See Footnote (M) to the Unaudited Consolidated Financial Statements for more information.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes increased to $314.7 million during the six months ended September 30, 2022, primarily because of higher Gross Profit and lower Interest Expense, net. This was partially offset by higher Corporate General and Administrative Expense and lower Equity in Earnings of Unconsolidated Joint Venture.

INCOME TAX EXPENSE

Income Tax Expense was $70.7 million for the six months ended September 30, 2022, compared with $55.6 million for the six months ended September 30, 2021. The effective tax rate remained consistent with the prior-year period at 22%.

NET EARNINGS

Net Earnings increased 24% to $244.0 million for the six months ended September 30, 2022, as shown in the table above.

Three AND SIX MONTHS ENDED SEPTEMBER 30, 2022 vs. three AND SIX MONTHS ENDED SEPTEMBER 30, 2021 BY SEGMENT

The following presents results within our two business sectors for the three and six months ended September 30, 2022, and 2021. Revenue and operating results are organized by sector and discussed by individual business segment within each respective business sector.

Heavy Materials

CEMENT (1)

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Gross Revenue, including Intersegment and Joint Venture	$319,460	$288,324	11%	$603,976	$558,579	8%
Less Intersegment Revenue	(12,361)	(5,223)	137%	(18,652)	(13,056)	43%
Less Joint Venture Revenue	(25,130)	(26,926)	(7)%	(51,445)	(49,617)	4%
Gross Revenue, as reported	$281,969	$256,175	10%	$533,879	$495,906	8%
Freight and Delivery Costs billed to Customers	(18,737)	(19,610)	(4)%	(36,012)	(38,652)	(7)%
Net Revenue	$263,232	$236,565	11%	$497,867	$457,254	9%

Sales Volume (M Tons)	2,145	2,198	(2)%	4,138	4,234	(2)%
Average Net Sales Price, per ton (2)	$132.50	$117.78	12%	$130.24	$117.09	11%
Operating Margin, per ton	$46.05	$40.38	14%	$38.94	$35.73	9%
Operating Earnings	$98,779	$88,750	11%	$161,127	$151,297	6%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Net of freight per ton, including Joint Venture.

Three months ended September 30, 2022

Cement Revenue was $319.5 million, an 11% increase, for the three months ended September 30, 2022. The increase was primarily due to higher gross sales prices, which improved Cement Revenue by approximately $32.6 million, partially offset by lower Sales Volume, which reduced Revenue by $1.4 million.

Cement Operating Earnings increased $10.0 million to $98.8 million for the three months ended September 30, 2022. The increase was due to higher gross sales prices of $32.6 million. This was partially offset by lower Sales Volume of $0.8 million and higher operating costs of $21.8 million. The increase in operating costs was primarily due to higher energy and maintenance costs of approximately $16.4 million and $5.9 million, respectively. Operating Margin remained consistent at 31% primarily because higher gross sales prices were offset by increased operating costs.

Six months ended September 30, 2022

Cement Revenue was $604.0 million, an 8% increase, for the six months ended September 30, 2022. The increase was primarily due to higher gross sales prices, which improved Cement Revenue by approximately $52.0 million, partially offset by lower Sales Volume, which reduced Revenue by $6.6 million.

Cement Operating Earnings increased $9.8 million to $161.1 million for the six months ended September 30, 2022. The increase was due to higher gross sales prices of $52.0 million. This was partially offset by lower Sales Volume of $3.7 million and higher operating costs of $38.5 million. The increase in operating costs was primarily due to higher energy and maintenance costs of approximately $24.4 million and $14.8 million, respectively. Operating Margin remained consistent at 27%, primarily because higher operating costs were offset by increased gross sales prices.

CONCRETE AND AGGREGATES

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
	(in thousands, except net sales prices)			(in thousands, except net sales prices)
Gross Revenue, as reported	$69,613	$52,750	32%	$131,231	$97,504	35%

Sales Volume
M Cubic Yards of Concrete	451	398	13%	857	746	15%
M Tons of Aggregate	912	481	90%	1,707	842	103%
Average Net Sales Price
Concrete - Per Cubic Yard	$134.28	$120.15	12%	$131.65	$119.23	10%
Aggregates - Per Ton	$10.87	$10.40	5%	$11.05	$10.20	8%

Operating Earnings	$7,276	$7,539	(3)%	$13,008	$12,883	1%

Three months ended September 30, 2022

Concrete and Aggregates Revenue increased 32% to $69.6 million for the three months ended September 30, 2022. The ConAgg Acquisition contributed $13.9 million of Revenue during the three months ended September 30, 2022. Excluding the ConAgg Acquisition, Revenue increased by $2.9 million, or 5%. The increase was due to higher gross sales prices, which improved Revenue by $5.3 million, partially offset by lower Sales Volume, primarily in Concrete, of $2.4 million.

Operating Earnings decreased 3% to approximately $7.3 million. Excluding the ConAgg Acquisition, Operating Earnings decreased by $2.0 million to $5.5 million. The decrease in Operating Earnings was due to increased operating costs and lower Sales Volume of $7.0 million and $0.3 million, respectively. This was partially offset by higher gross sales prices of $5.3 million. The increase in operating costs was primarily due to higher materials and delivery expenses of approximately $3.6 million and $2.3 million, respectively.

Six months ended September 30, 2022

Concrete and Aggregates Revenue increased 35% to $131.2 million for the six months ended September 30, 2022. The ConAgg Acquisition contributed $24.9 million of Revenue during the six months ended September 30, 2022. Excluding the ConAgg Acquisition, Revenue was up 9% to $8.8 million. The increase was due to higher gross sales prices and Sales Volume in Aggregates, which increased Revenue by $9.1 million and $1.1 million, respectively, partially offset by lower Sales Volume in Concrete of $1.4 million.

Operating Earnings decreased 1% to approximately $13.0 million. Excluding the ConAgg Acquisition, Operating Earnings decreased by $1.5 million to $11.4 million. The decline in Operating Earnings was due to increased operating costs of $10.6 million. This was partially offset by higher gross sales prices of $9.1 million. The increase in operating costs was primarily due to higher materials and delivery expenses of approximately $6.1 million and $3.7 million, respectively.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
	(in thousands, except per MSF information)			(in thousands, except per MSF information)
Gross Revenue, as reported	$224,638	$172,985	30%	$440,965	$339,252	30%
Freight and Delivery Costs billed to Customers	(41,535)	(32,463)	28%	(83,540)	(63,785)	31%
Net Revenue	$183,103	$140,522	30%	$357,425	$275,467	30%

Sales Volume (MMSF)	783	736	6%	1,581	1,499	5%
Average Net Sales Price, per MSF (1)	$233.70	$190.93	22%	$226.07	$183.73	23%
Freight, per MSF	$53.05	$44.11	20%	$52.84	$42.55	24%
Operating Margin, per MSF	$114.64	$90.12	27%	$109.95	$86.45	27%
Operating Earnings	$89,761	$66,331	35%	$173,829	$129,584	34%

(1) Net of freight per MSF.

Three months ended September 30, 2022

Gypsum Wallboard Revenue was up 30% to $224.6 million for the three months ended September 30, 2022. The gain was due to higher gross sales prices and Sales Volume, which increased Revenue by approximately $40.6 million and $11.0 million, respectively. Our market share remained relatively consistent during the three months ended September 30, 2022.

Operating Earnings increased 35% to $89.8 million, primarily because of higher gross sales prices and Sales Volume. The increase in gross sales prices and Sales Volume positively affected Operating Earnings by approximately $40.6 million and $4.2 million, respectively. This was partially offset by higher operating costs, which adversely affected Operating Earnings by approximately $21.3 million. The higher operating costs were primarily related to freight, energy, and raw materials, which reduced Operating Earnings by approximately $6.9 million, $3.8 million, and $7.5 million, respectively. Operating Margin increased to 40% for the three months ended September 30, 2022, primarily because of higher gross sales prices, partly offset by higher operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Six months ended September 30, 2022

Gypsum Wallboard Revenue increased 30% to $441.0 million for the six months ended September 30, 2022. The gain was due to higher gross sales prices and Sales Volume, which increased Revenue by approximately $83.1 million and $18.6 million, respectively. Our market share remained relatively consistent during the six months ended September 30, 2022.

Operating Earnings increased 34% to $173.8 million, primarily because of higher gross sales prices and Sales Volume. The increase in gross sales prices and Sales Volume positively affected Operating Earnings by approximately $83.2 million and $7.1 million, respectively. This was partially offset by higher operating costs, which adversely affected Operating Earnings by approximately $46.0 million. The higher operating costs were primarily related to freight, energy, and raw materials, which reduced Operating Earnings by approximately $16.3 million, $9.7 million, and $16.7 million, respectively. Operating Margin increased to 39% for the six months ended September 30, 2022, primarily because of higher gross sales prices, partly offset by higher operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2022	2021	Percentage Change	2022	2021	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Gross Revenue, including intersegment	$53,673	$47,798	12%	$107,746	$91,065	18%
Less intersegment Revenue	(24,825)	(20,014)	24%	(47,366)	(38,263)	24%
Gross Revenue, as reported	$28,848	$27,784	4%	$60,380	$52,802	14%
Freight and Delivery Costs billed to Customers	(2,469)	(2,123)	16%	(5,018)	(3,571)	41%
Net Revenue	$26,379	$25,661	3%	$55,362	$49,231	12%

Sales Volume (M Tons)	85	87	(2)%	169	171	(1)%
Average Net Sales Price, per ton (1)	$603.62	$524.54	15%	$607.73	$511.76	19%
Freight, per ton	$29.05	$24.40	19%	$29.69	$20.88	42%
Operating Margin, per ton	$65.64	$11.28	482%	$55.59	$25.25	120%
Operating Earnings	$5,579	$981	469%	$9,395	$4,318	118%

(1) Net of freight per ton.

Three months ended September 30, 2022

Recycled Paperboard Revenue increased 12% to $53.7 million during the three months ended September 30, 2022. The increase was primarily due to higher gross sales prices, which positively affected Revenue by $7.1 million. This was partially offset by lower Sales Volume, which reduced Revenue by $1.2 million. Higher gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 469% to $5.6 million, primarily because of higher gross sales prices, which increased Operating Earnings by $7.1 million. This was partially offset by higher operating costs and lower Sales Volume, which reduced Operating Earnings by approximately $2.4 million and $0.1 million, respectively. The increase in operating costs was primarily related to higher input costs, namely energy, chemicals, and freight, which lowered Operating Earnings by approximately $1.8 million, $0.7 million, and $1.9 million, respectively. This was partially offset by lower fiber costs, which reduced operating costs by $2.0 million. Operating Margin increased to 10% because of higher gross sales prices, partially offset by higher operating costs. Although the Company has certain pricing provisions in its long-term sales agreements, prices are only adjusted at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

Six months ended September 30, 2022

Recycled Paperboard Revenue increased 18% to $107.7 million during the six months ended September 30, 2022. The increase was primarily due to higher gross sales prices, which positively affected Revenue by $17.7 million, partially offset by lower Sales Volume of $0.9 million. Higher gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 118% to $9.4 million, primarily because of higher gross sales prices, which increased Operating Earnings by $17.7 million. This was partially offset by higher operating costs and lower Sales Volume, which reduced Operating Earnings by approximately $12.5 million and $0.1 million, respectively. The increase in operating costs was primarily related to higher input costs, namely fiber, energy, and freight, which lowered Operating Earnings by approximately $3.3 million, $3.9 million, and $4.0 million, respectively. Operating Margin increased to 9% because of increased gross sales prices, partially offset by higher operating costs. Although the Company has certain pricing provisions in its long-term sales agreements, prices are only adjusted at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

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

Cash Flow

The following table provides a summary of our cash flows:

	For the Six Months Ended September 30,
	2022	2021
	(dollars in thousands)
Net Cash Provided by Operating Activities	$300,445	$261,462
Investing Activities
Additions to Property, Plant, and Equipment	(43,249)	(26,777)
Acquisition Spending	(158,451)	—
Net Cash Used in Investing Activities	(201,700)	(26,777)
Financing Activities
Increase in Credit Facility	200,000	75,000
Proceeds from 2.500% Senior Unsecured Notes	—	743,692
Repayment of 4.500% Senior Unsecured Notes	—	(350,000)
Repayment of Term Loan and Term Loan Credit Agreement	(2,500)	(665,000)
Dividends Paid to Stockholders	(19,149)	(10,547)
Purchase and Retirement of Common Stock	(210,398)	(247,845)
Proceeds from Stock Option Exercises	735	14,460
Loss on Early Retirement of Senior Notes	—	(8,407)
Payment of Debt Issuance Costs	(903)	(7,985)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,806)	(1,359)
Net Cash Used in Financing Activities	(34,021)	(457,991)
Net Increase (Decrease) in Cash and Cash Equivalents	$64,724	$(223,306)

Net Cash Provided by Operating Activities increased by $38.9 million to $300.4 million during the six months ended September 30, 2022. This increase was primarily attributable to higher Net Earnings, adjusted for non-cash charges, of approximately $50.0 million. This was partially offset by changes in working capital of $4.6 million and lower dividends from our Unconsolidated Joint Venture of $6.5 million.

Working capital increased by $94.5 million to $329.6 million at September 30, 2022, compared with March 31, 2022. The increase was due to higher Cash and Cash Equivalents of approximately $64.7 million and higher Accounts and Notes Receivable, net of approximately $56.3 million. This was partially offset by lower Inventories and Income Tax Receivables of $10.9 million and $2.8 million, respectively, as well as higher Accounts Payable and Accrued Liabilities, and Current Portion of Long-term Debt of $4.8 million and $10.0 million, respectively. The reduction in inventory was due to our normal sales cycle in which we build inventory in the winter months to meet demand in the spring and summer. The ConAgg Acquisition in April 2022 increased working capital by approximately $9.0 million at September 30, 2022.

The increase in Accounts Receivable at September 30, 2022, was primarily related to higher Revenue during the three months ended September 30, 2022, compared with the three months ended March 31, 2022. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 38% at September 30, 2022, and 43% at March 31, 2022. Accounts Receivable related to the ConAgg Acquisition at September 30, 2022, was approximately $6.9 million. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at September 30, 2022. Notes Receivable are monitored on an individual basis, and no significant deterioration in the collectability of our Notes Receivable was identified at September 30, 2022.

Our Inventory balance at September 30, 2022, declined by approximately $10.9 million from our balance at March 31, 2022. Excluding the ConAgg Acquisition, whose inventory consists mostly of Aggregates, our Inventory balance declined by $14.6 million. Within Inventory, raw materials and materials-in-progress decreased by approximately $8.7 million and finished cement decreased by approximately $12.1 million. These declines were partially offset by increases in Repair Parts and Supplies of $6.9 million and Fuel and Coal $2.0 million. The decline in raw materials and materials-in-progress and finished cement is consistent with our business cycle; we generally build up clinker inventory over the winter months to meet the demand for cement in the spring and summer. The increase in repair parts inventory was primarily due to the build-up of inventory necessary for our scheduled outages over the next several months. The largest individual balance in our Inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence because our products are basic construction materials.

Net Cash Used in Investing Activities during the six months ended September 30, 2022, was approximately $201.7 million, compared with $26.8 million during the same period in 2021, an increase of approximately $174.9 million. The increase was primarily related to the Acquisition Spending of $158.5 million for the ConAgg Acquisition and the Terminal Acquisitions in fiscal 2023. The remaining increase was due to the purchase of reserves for our Concrete and Aggregates business.

Net Cash Used In Financing Activities was approximately $34.0 million during the six months ended September 30, 2022, compared with $458.0 million during the six months ended September 30, 2021. The $424.0 million decrease was primarily related to higher borrowings, net of repayments, of $393.8 million and lower amounts paid for early termination of debt, debt issuance costs, and share repurchases of $8.4 million, $7.1 million, and $37.4 million, respectively. This was partially offset by increases in Dividends Paid to Shareholders of $8.6 million and lower proceeds from exercise of stock options of $13.7 million.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 49.7% and 47.8%, respectively, at September 30, 2022, compared with 45.6% and 45.1%, respectively, at March 31, 2022.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities at September 30, 2022:

Maturity
Revolving Credit Facility	May 2027
Term Loan	May 2027
2.500% Senior Unsecured Notes	July 2031

See Footnote (M) to the Unaudited Consolidated Financial Statements for further details on the Company’s debt facilities, including interest rate, and financial and other covenants and restrictions.

The borrowing capacity of our Revolving Credit Facility is $750.0 million until May 5, 2027. The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At September 30, 2022, we had $200.0 million outstanding under the Revolving Credit Facility and $6.4 million of outstanding letters of credit, leaving us with $543.6 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We are contingently liable for performance under $26.8 million in performance bonds relating primarily to our mining operations. We do not have any off-balance sheet debt, or any outstanding debt guarantees.

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

As market conditions warrant, the Company may from time to time seek to purchase or repay its outstanding debt securities or loans, including the 2.500% Senior Unsecured Notes, Term Loan, and borrowings under the Revolving Credit Facility, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases we make may be funded by the use of cash on our balance sheet or the incurrence of new debt. The amounts involved in any such purchase transactions, individually or in aggregate, may be material.

We had approximately $33.5 million of lease liabilities at September 30, 2022, that have an average remaining life of approximately 10.2 years.

Dividends

Dividends paid were $19.1 million and $10.5 million for the six months ended September 30, 2022 and 2021, respectively. On May 19, 2021, we announced the reinstatement of our quarterly dividend which had been suspended in fiscal 2021. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

During the three and six months ended September 30, 2022, our share repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2022	296,000	$124.41	296,000
May 1 through May 31, 2022	294,000	124.72	294,000
June 1 through June 30, 2022	294,000	121.86	294,000
Quarter 1 Totals	884,000	$124.00	884,000
July 1 through July 31, 2022	280,000	$115.46	280,000
August 1 through August 31, 2022	308,000	128.93	308,000
September 1 through September 30, 2022	252,000	114.08	252,000
Quarter 2 Totals	840,000	$119.98	840,000
Year-to-Date Totals	1,724,000	$122.04	1,724,000	9,098,992

On May 17, 2022, the Board of Directors authorized us to repurchase an additional 7.5 million shares. This authorization brought the cumulative total of Common Stock our Board has approved for repurchase in the open market to 55.9 million shares since we became publicly held in April 1994. Through September 30, 2022, we have repurchased approximately 46.8 million shares.

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

During the six months ended September 30, 2022, the Company withheld from employees 13,317 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is required once the Restricted Shares or Restricted Share Units are vested.

Capital Expenditures

The following table details capital expenditures by category:

	For the Six Months Ended September 30,
	2022	2021
	(dollars in thousands)
Land and Quarries	$10,157	$1,378
Plants	21,944	22,480
Buildings, Machinery, and Equipment	11,148	2,919
Total Capital Expenditures	$43,249	$26,777

Capital expenditures for fiscal 2023 are expected to range from $110.0 million to $120.0 million and will be allocated across both Heavy Materials and Light Materials sectors. These estimated capital expenditures will include maintenance capital expenditures and improvements, as well as other safety and regulatory projects.

FORWARD LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not historical facts or guarantees of future performance but instead represent only the Company’s belief at the time the statements were made regarding future events which are subject to certain risks, uncertainties and other factors, many of which are outside the Company’s control. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company’s actual performance include the following: the cyclical and seasonal nature of the Company’s businesses; public infrastructure expenditures; adverse weather conditions; the fact that our products are commodities and that prices for our products are subject to material fluctuation due to market conditions and other factors beyond our control; availability of raw materials; changes in the costs of energy, including, without limitation, electricity, natural gas, coal and oil, and the nature of our obligations to counterparties under energy supply contracts, such as those related to market conditions (such as fluctuations in spot market prices), governmental orders and other matters; changes in the cost and availability of transportation; unexpected operational difficulties, including unexpected maintenance costs, equipment downtime and interruption of production; material nonpayment or non-performance by any of our key customers; inability to timely execute announced capacity expansions; difficulties and delays in the development of new business lines; governmental regulation and changes in governmental and public policy (including, without limitation, climate change and other environmental regulation); possible outcomes of pending or future litigation or arbitration proceedings; changes in economic conditions specific to any one or more of the Company’s markets; adverse impact of severe weather conditions (such as winter storms, tornados and hurricanes) on our facilities, operations and contractual arrangements with third parties; cyber-attacks or data security breaches; announced increases in capacity in the gypsum wallboard and cement industries; changes in the demand for residential housing construction or commercial construction or construction projects undertaken by state or local governments; the availability of acquisitions or other growth opportunities that meet our financial return standards and fit our strategic focus; risks related to pursuit of acquisitions, joint ventures and other transactions or the execution or implementation of such transactions, including the integration of operations acquired by the Company; general economic conditions; and interest rates. For example, increases in interest rates, decreases in demand for construction materials or increases in the cost of energy (including, without limitation, electricity, natural gas, coal and oil) and the cost of our raw materials could affect the revenue and operating earnings of our operations. In addition, changes in national or regional economic conditions and levels of infrastructure and construction spending could also adversely affect the Company’s result of operations. Finally, any forward-looking statements made by the Company are subject to the risks and impacts associated with natural disasters, pandemics or other unforeseen events, including, without limitation, any resurgence of the COVID-19 pandemic and responses thereto designed to contain its spread and mitigate its public health effects, as well as their impact on economic conditions, capital and financial markets. These and other factors are described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022. All forward-looking statements made herein are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed herein will increase with the passage of time. The Company undertakes no duty to update any forward-looking statement to reflect future events or changes in the Company’s expectations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We had a $750.0 million Revolving Credit Facility at September 30, 2022, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $200.0 million of borrowings under the Revolving Credit Facility and the $197.5 million of borrowings under the Term Loan at September 30, 2022, would increase interest expense by approximately $4.0 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

EAGLE MATERIALS INC.
Registrant

October 26, 2022	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

October 26, 2022	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

October 26, 2022	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)