Form 10-Q
period 2022-12-31
EAGLE MATERIALS INC
filed 2023-01-26
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of January 24, 2023, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	36,052,274

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
	(dollars in thousands, except share and per share data)
Revenue	$511,487	$462,941	$1,677,942	$1,448,405
Cost of Goods Sold	352,717	324,355	1,174,067	1,027,967
Gross Profit	158,770	138,586	503,875	420,438
Equity in Earnings of Unconsolidated Joint Venture	11,377	8,555	23,631	24,785
Corporate General and Administrative Expense	(12,497)	(12,851)	(37,944)	(32,986)
Loss on Early Retirement of Senior Notes	—	—	—	(8,407)
Other Nonoperating Income	2,210	3,207	911	5,941
Interest Expense, net	(8,932)	(5,651)	(24,842)	(24,891)
Earnings Before Income Taxes	150,928	131,846	465,631	384,880
Income Taxes	(33,744)	(29,367)	(104,447)	(84,949)
Net Earnings	117,184	102,479	361,184	299,931

EARNINGS PER SHARE
Basic	$3.23	$2.56	$9.72	$7.30
Diluted	3.20	2.53	9.66	7.23
AVERAGE SHARES OUTSTANDING
Basic	36,336,056	40,049,456	37,149,927	41,096,702
Diluted	36,605,982	40,458,049	37,395,586	41,493,339
CASH DIVIDENDS PER SHARE	$0.25	$0.25	$0.75	$0.50

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
	(dollars in thousands)
Net Earnings	$117,184	$102,479	$361,184	$299,931
Net Actuarial Change in Defined Benefit Plans
Amortization of Net Actuarial Loss	30	36	90	108
Tax Expense	(7)	(9)	(20)	(27)
Comprehensive Earnings	$117,207	$102,506	$361,254	$300,012

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	December 31,	March 31,
	2022	2022
	(dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$60,937	$19,416
Accounts and Notes Receivable, net	172,543	176,276
Inventories	247,155	236,661
Income Tax Receivable	5,466	7,202
Prepaid and Other Assets	5,177	3,172
Total Current Assets	491,278	442,727
Property, Plant, and Equipment, net	1,641,638	1,616,539
Notes Receivable	8,556	8,485
Investment in Joint Venture	85,268	80,637
Operating Lease Right-of-Use Assets	20,651	23,856
Goodwill and Intangible Assets, net	467,703	387,898
Other Assets	15,076	19,510
Total Assets	$2,730,170	$2,579,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$106,571	$113,679
Accrued Liabilities	83,759	86,754
Operating Lease Liabilities	6,006	7,118
Income Taxes Payable	1,964	—
Current Portion of Long-term Debt	10,000	—
Total Current Liabilities	208,300	207,551
Long-term Debt	1,054,215	938,265
Noncurrent Operating Lease Liabilities	25,398	29,212
Other Long-term Liabilities	37,147	38,699
Deferred Income Taxes	239,596	232,369
Total Liabilities	1,564,656	1,446,096
Stockholders’ Equity
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 36,242,274 and 38,710,929 Shares, respectively	362	387
Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(3,105)	(3,175)
Retained Earnings	1,168,257	1,136,344
Total Stockholders’ Equity	1,165,514	1,133,556
Total Liabilities and Stockholders’ Equity	$2,730,170	$2,579,652

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended December 31,
	2022	2021
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$361,184	$299,931
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Noncash Activity
Depreciation, Depletion, and Amortization	103,689	96,478
Write-off of Debt Issuance Costs	—	6,101
Deferred Income Tax Provision	7,227	12,685
Stock Compensation Expense	13,636	10,637
Equity in Earnings of Unconsolidated Joint Venture	(23,631)	(24,785)
Distributions from Joint Venture	19,000	20,750
Changes in Operating Assets and Liabilities
Accounts and Notes Receivable	9,300	(23,595)
Inventories	(3,219)	23,771
Accounts Payable and Accrued Liabilities	(13,959)	13,629
Other Assets	4,411	(672)
Income Taxes Payable (Receivable)	2,473	(6,052)
Net Cash Provided by Operating Activities	480,111	428,878
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(60,951)	(55,188)
Acquisition Spending	(158,451)	—
Net Cash Used in Investing Activities	(219,402)	(55,188)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Revolving Credit Facility	200,000	100,000
Repayment of Borrowings Under Revolving Credit Facility	(70,000)	—
Proceeds from 2.500% Senior Unsecured Notes	—	743,692
Repayment of 4.500% Senior Unsecured Notes	—	(350,000)
Repayment of Term Loan and Term Loan Credit Agreement	(5,000)	(665,000)
Dividends Paid to Stockholders	(28,421)	(20,538)
Purchase and Retirement of Common Stock	(313,898)	(435,975)
Proceeds from Stock Option Exercises	840	20,754
Loss on Early Retirement of Senior Notes	—	(8,407)
Payment of Debt Issuance Costs	(903)	(7,985)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,806)	(1,359)
Net Cash Used in Financing Activities	(219,188)	(624,818)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	41,521	(251,128)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,416	268,520
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,937	$17,392

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2021	$424	$62,497	$1,299,509	$(3,440)	$1,358,990
Net Earnings	—	—	95,327	—	95,327
Stock Compensation Expense	1	2,455	—	—	2,456
Stock Option Exercises and Restricted Share Issuances	—	8,222	—	—	8,222
Shares Redeemed to Settle Employee Taxes	—	(1,214)	—	—	(1,214)
Purchase and Retirement of Common Stock	(4)	(61,925)	—	—	(61,929)
Dividends to Shareholders	—	—	(10,547)	—	(10,547)
Unfunded Pension Liability, net of tax	—	—	—	27	27
Balance at June 30, 2021	$421	$10,035	$1,384,289	$(3,413)	$1,391,332
Net Earnings	—	—	102,125	—	102,125
Stock Compensation Expense	—	3,920	—	—	3,920
Stock Option Exercise and Restricted Share Issuances	—	6,238	—	—	6,238
Shares Redeemed to Settle Employee Taxes	—	(145)	—	—	(145)
Purchase and Retirement of Common Stock	(12)	(20,048)	(165,856)	—	(185,916)
Dividends to Shareholders	—	—	(10,272)	—	(10,272)
Unfunded Pension Liability, net of tax	—	—	—	27	27
Balance at September 30, 2021	$409	$—	$1,310,286	$(3,386)	$1,307,309
Net Earnings	—	—	102,479	—	102,479
Stock Compensation Expense	—	4,261	—	—	4,261
Stock Option Exercise and Restricted Share Issuances	1	6,293	—	—	6,294
Purchase and Retirement of Common Stock	(12)	(10,554)	(177,564)	—	(188,130)
Dividends to Shareholders	—	—	(9,992)	—	(9,992)
Unfunded Pension Liability, net of tax	—	—	—	27	27
Balance at December 31, 2021	$398	$—	$1,225,209	$(3,359)	$1,222,248
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2022	$387	$—	$1,136,344	$(3,175)	$1,133,556
Net Earnings	—	—	105,005	—	105,005
Stock Compensation Expense	—	5,146	—	—	5,146
Stock Option Exercises and Restricted Share Issuances	1	666	—	—	667
Shares Redeemed to Settle Employee Taxes	—	(1,497)	—	—	(1,497)
Purchase and Retirement of Common Stock	(8)	(4,315)	(105,289)	—	(109,612)
Dividends to Shareholders	—	—	(9,507)	—	(9,507)
Unfunded Pension Liability, net of tax	—	—	—	23	23
Balance at June 30, 2022	$380	$—	$1,126,553	$(3,152)	$1,123,781
Net Earnings	—	—	138,995	—	138,995
Stock Compensation Expense	—	4,402	—	—	4,402
Stock Option Exercise and Restricted Share Issuances	—	68	—	—	68
Shares Redeemed to Settle Employee Taxes	—	(309)	—	—	(309)
Purchase and Retirement of Common Stock	(9)	(4,161)	(96,616)	—	(100,786)
Dividends to Shareholders	—	—	(9,471)	—	(9,471)
Unfunded Pension Liability, net of tax	—	—	—	24	24
Balance at September 30, 2022	$371	$—	$1,159,461	$(3,128)	$1,156,704
Net Earnings	—	—	117,184	—	117,184
Stock Compensation Expense	—	4,088	—	—	4,088
Stock Option Exercise and Restricted Share Issuances	—	105	—	—	105
Purchase and Retirement of Common Stock	(9)	(4,193)	(99,298)	—	(103,500)
Dividends to Shareholders	—	—	(9,090)	—	(9,090)
Unfunded Pension Liability, net of tax	—	—	—	23	23
Balance at December 31, 2022	$362	$—	$1,168,257	$(3,105)	$1,165,514

See Notes to Unaudited Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying Unaudited Consolidated Financial Statements as of and for the three and nine months ended December 31, 2022, include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 20, 2022.

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

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Nine Months Ended December 31,
	2022	2021
	(dollars in thousands)
Cash Payments
Interest	$26,526	$11,143
Income Taxes	94,793	70,502
Operating Cash Flows Used for Operating Leases	6,360	6,082

(C) ACQUISITIONS

ConAgg Acquisition

On April 22, 2022, we purchased the assets of a readymix concrete and aggregates business (the ConAgg Acquisition). The purchase price of the ConAgg Acquisition was approximately $121.2 million, which was paid in April 2022. During August 2022, we finalized the working capital adjustment, which resulted in a reduction in the purchase price of approximately $1.0 million. After this reduction, the purchase price for the ConAgg Acquisition was approximately $120.2 million. The purchase price and expenses incurred in connection with the ConAgg Acquisition were funded through borrowings under our revolving credit facility. Operations related to the ConAgg Acquisition are included in the Concrete and Aggregates business in our segment reporting from April 22, 2022, through December 31, 2022.

The following table summarizes the allocation of the Purchase Price to assets acquired and liabilities assumed:

Fair Value
Working Capital	$10,780
Property, Plant, and Equipment	39,489
Intangible Assets	30,750
Goodwill	39,135
Total Purchase Price	$120,154

The estimated useful lives assigned to Property, Plant, and Equipment range from 5 to 30 years, while the estimated useful lives assigned to Intangible Assets range from 2 to 15 years.

The following table presents the Revenue and Operating Earnings related to the ConAgg Acquisition that has been included in our Consolidated Statement of Earnings from April 22, 2022, through December 31, 2022.

	For the Three Months Ended	For the Nine Months Ended
	December 31, 2022
	(dollars in thousands)
Revenue	$9,779	$34,694
Operating Earnings	$(346)	$1,297

Operating Earnings shown above for the three and nine months ended December 31, 2022, include approximately $2.1 million and $6.1 million related to depreciation and amortization, respectively. Additionally, Operating Earnings for the nine months ended December 31, 2022, were negatively affected by approximately $2.1 million related to the recording of acquired inventories at fair value. There was no effect on the quarter ended December 31, 2022, as all the acquired inventory was sold by the end of the fiscal second quarter.

Terminal Acquisition

On September 16, 2022, we acquired a cement distribution terminal located in Nashville, Tennessee (the Terminal Acquisition). The purchase price of the Terminal Acquisition was approximately $39.5 million. The purchase price allocation has not been finalized. The Terminal Acquisition was funded through borrowings under our revolving credit facility. Operations related to the Terminal Acquisition are included in the Cement business in our segment reporting from September 16, 2022, through December 31, 2022.

The following table summarizes the preliminary allocation of the Purchase Price of the Terminal Acquisition to the assets acquired and liabilities assumed as of December 31, 2022:

Estimated Fair Value
Working Capital	$1,116
Property, Plant, and Equipment	23,301
Intangible Assets	2,589
Goodwill	12,439
Total Purchase Price	$39,445

The estimated useful lives assigned to Property, Plant, and Equipment range from 5 to 25 years, while the estimated useful lives assigned to Intangible Assets range from 2 to 15 years.

(D) REVENUE

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard, and recycled paperboard. The vast majority of Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard is originated by purchase orders from our customers, who are mostly third-party contractors and suppliers. Revenue from our Recycled Paperboard segment is generated mainly through long-term supply agreements that mature in 2025 and 2026. We invoice customers upon shipment, and our collection terms range from 30-75 days. Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard not related to long-term supply agreements is recognized upon shipment of the related products to customers, which is when title and ownership are transferred, and the customer is obligated to pay.

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

The Company has elected to treat freight and delivery charges we pay for the delivery of goods to our customers as a fulfillment activity rather than a separate performance obligation. When we arrange for a third party to deliver products to customers, fees for shipping and handling that are billed to the customer are recorded as Revenue, while costs we incur for shipping and handling are recorded as expenses and included in Cost of Goods Sold.

Other Non-Operating Income includes lease and rental income, asset sale income, non-inventoried aggregates sales income, distribution center income, and trucking income, as well as other miscellaneous revenue items and costs that have not been allocated to a business segment.

See Footnote (N) to the Unaudited Consolidated Financial Statements for disaggregation of revenue by segment.

(E) ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable are shown net of the allowance for doubtful accounts totaling $6.9 million and $6.7 million at December 31, 2022, and March 31, 2022, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

We had Notes Receivable totaling approximately $8.6 million at December 31, 2022, of which $0.1 million was classified as current. We lend funds to certain companies in the ordinary course of business, and the notes bear interest at LIBOR plus 3%, which was approximately 6.8% at December 31, 2022. Remaining unpaid amounts, plus accrued interest, mature in fiscal 2025. The notes are collateralized by certain assets of the borrowers, namely property and equipment, and are generally payable monthly. We monitor the credit risk of each borrower by assessing the timeliness of payments, credit history, credit metrics, and our ongoing interactions with each borrower.

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

	December 31,	March 31,
	2022	2022
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$72,114	$81,308
Finished Cement	35,617	38,769
Aggregates	7,329	3,558
Gypsum Wallboard	6,778	3,452
Paperboard	8,091	7,462
Repair Parts and Supplies	106,426	91,593
Fuel and Coal	10,800	10,519
	$247,155	$236,661

(G) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	December 31,	March 31,
	2022	2022
	(dollars in thousands)
Payroll and Incentive Compensation	$34,760	$37,262
Benefits	16,466	14,894
Dividends	9,288	9,756
Interest	2,201	5,052
Property Taxes	6,315	6,514
Power and Fuel	4,269	2,877
Freight	1,882	1,172
Legal and Professional	1,637	989
Sales and Use Tax	1,362	1,509
Other	5,579	6,729
	$83,759	$86,754

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

Lease expense for our operating and short-term leases is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
	(dollars in thousands)
Operating Lease Cost	$1,953	$1,512	$5,351	$4,592
Short-term Lease Cost	135	233	410	1,044
Total Lease Cost	$2,088	$1,745	$5,761	$5,636

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	December 31,	March 31,
	2022	2022
	(dollars in thousands)
Operating Leases
Operating Lease Right-of-Use Assets	$20,651	$23,856

Current Operating Lease Liabilities	$6,006	$7,118
Noncurrent Operating Lease Liabilities	25,398	29,212
Total Operating Lease Liabilities	$31,404	$36,330

Future payments for operating leases are as follows (dollars in thousands):

Fiscal Year	Amount
2023 (remaining three months)	$2,043
2024	6,363
2025	5,916
2026	4,279
2027	3,540
Thereafter	16,934
Total Lease Payments	$39,075
Less: Imputed Interest	(7,671)
Present Value of Lease Liabilities	$31,404

Weighted-Average Remaining Lease Term (in years)	10.4
Weighted-Average Discount Rate	3.73%

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

Long-Term Compensation Plans

OPTIONS

In May 2022, the Compensation Committee of the Board of Directors approved the granting to certain officers and key employees an aggregate of 25,192 performance-vesting stock options that will be earned only if certain performance conditions are satisfied (the Fiscal 2023 Employee Performance Stock Option Award). The performance criteria for the Fiscal 2023 Employee Performance Stock Option Award are based upon the achievement of certain levels of return on equity (as defined in the option agreement), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2023. All stock options will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all granted stock options will be forfeited. Following any such reduction, restrictions on the earned stock options will lapse and the earned options will vest ratably over four years, with the initial fourth vesting promptly following the date on which the return on equity is determined, and the remaining options vesting every March 31 from 2024 through 2026. The stock options have a term of 10 years from the grant date. The Compensation Committee also approved the granting of 20,994 time-vesting stock options to the same officers and key employees, which vest ratably over four years (the Fiscal 2023 Employee Time-Vesting Stock Option Award).

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

In addition to the stock options grants described above, from time to time we issue stock options to certain employees. Any options issued are valued using the Black-Scholes options pricing model on the grant date and are expensed over the vesting period.

Stock option expense for all outstanding stock option awards totaled approximately $0.8 million and $2.7 million for the three and nine months ended December 31, 2022, respectively, and $0.9 million and $2.6 million for the three and nine months ended December 31, 2021, respectively. At December 31, 2022, there was approximately $4.0 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

The following table represents stock option activity for the nine months ended December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at March 31, 2022	456,849	$83.81
Granted	56,621	$125.90
Exercised	(19,241)	$67.74
Cancelled	(3,178)	$109.15
Outstanding Options at December 31, 2022	491,051	$89.13
Options Exercisable at December 31, 2022	299,948
Weighted-Average Fair Value of Options Granted During the Year	$48.36

The following table summarizes information about stock options outstanding at December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$59.32 - $81.28	170,995	6.58	$62.78	84,185	$64.80
$87.37 - $93.03	151,569	6.07	$91.57	109,241	$91.57
$99.37 - $143.09	168,487	6.73	$113.68	106,522	$106.90
	491,051	6.47	$89.13	299,948	$89.50

At December 31, 2022, the aggregate intrinsic value for the outstanding and exercisable options was approximately $21.6 million and $13.0 million, respectively. The total intrinsic value of options exercised during the nine months ended December 31, 2022 was approximately $1.1 million.

RESTRICTED STOCK

In May 2022, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 50,783 shares of performance-vesting restricted stock that will be earned only if certain performance conditions are satisfied (the Fiscal 2023 Employee Restricted Stock Performance Award). The performance criteria for the Fiscal 2023 Employee Restricted Stock Performance Award are based upon the achievement of certain levels of return on equity (as defined in the award agreement), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2023. All restricted shares will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all awards will be forfeited. Following any such reduction, restrictions on the earned shares will lapse ratably over four years, with the initial fourth lapsing promptly following the date on which the return on equity is determined, and the remaining restrictions lapsing every March 31 from 2024 through 2026. The Compensation Committee also approved the granting of 42,545 shares of time-vesting restricted stock to the same officers and key employees, which vest ratably over four years (the Fiscal 2023 Employee Restricted Stock Time-Vesting Award). The Fiscal 2023 Employee Restricted Stock Performance Award and the Fiscal 2023 Employee Restricted Stock Time-Vesting Award were valued at the closing price of the stock on the grant date and are being expensed over a four-year period.

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

In addition to the restricted stock grants described above, from time to time we issue restricted stock to certain employees. These awards are valued at the closing price of the stock on the grant date and are expensed over the vesting period.

The fair value of restricted stock is based on the stock price on the grant date. The following table summarizes the activity for nonvested restricted shares during the nine months ended December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested Restricted Stock at March 31, 2022	258,779	$85.34
Granted	111,230	$126.23
Vested	(55,467)	$108.98
Forfeited	(3,247)	$124.82
Nonvested Restricted Stock at December 31, 2022	311,295	$98.31

Expense related to restricted shares was approximately $3.3 million and $11.0 million for the three and nine months ended December 31, 2022, respectively, and $3.4 million and $8.1 million for the three and nine months ended December 31, 2021, respectively. At December 31, 2022, there was approximately $20.6 million of unearned compensation from restricted stock, which will be recognized over a weighted-average period of 2.3 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,260,309 at December 31, 2022.

(J) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
Weighted-Average Shares of Common Stock Outstanding	36,336,056	40,049,456	37,149,927	41,096,702
Effect of Dilutive Shares
Assumed Exercise of Outstanding Dilutive Options	424,949	492,344	424,642	568,699
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(294,478)	(296,670)	(305,741)	(362,568)
Restricted Stock Units	139,455	212,919	126,758	190,506
Weighted-Average Common Stock and Dilutive Securities Outstanding	36,605,982	40,458,049	37,395,586	41,493,339
Shares Excluded Due to Anti-dilution Effects	66,802	7,528	48,736	4,298

(K) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several single-employer defined benefit plans and defined contribution plans, which together cover substantially all our employees. Benefits paid under the single-employer defined benefit plans covering certain hourly employees were historically based on years of service and the employee’s qualifying compensation over the last few years of employment. These plans have been frozen to new participants and new benefits within the last few years, with the last plan becoming frozen during fiscal 2020. Our defined benefit plans are all fully funded, with plan assets exceeding the benefit obligation at March 31, 2022. Due to the frozen status and current funding of the single-employer pension plans, our expected pension expense for fiscal 2023 is less than $0.1 million.

(L) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the nine months ended December 31, 2022, was approximately 22%, which was consistent with the effective tax rate of 22% for the nine months ended December 31, 2021. The effective tax rate was higher than the U.S. Statutory rate of 21% mainly due to state income taxes, partially offset by a recognized benefit related to percentage depletion.

(M) LONG-TERM DEBT

Long-term Debt at December 31, 2022 was as follows:

	December 31,	March 31,
	2022	2022
	(dollars in thousands)
Revolving Credit Facility	$130,000	$200,000
2.500% Senior Unsecured Notes Due 2031	750,000	750,000
Term Loan	195,000	—
Total Debt	1,075,000	950,000
Less: Current Portion of Long-term Debt	(10,000)	—
Less: Unamortized Discounts and Debt Issuance Costs	(10,785)	(11,735)
Long-term Debt	$1,054,215	$938,265

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

There was $130.0 million of outstanding borrowings under the Revolving Credit Facility, plus $6.4 million outstanding letters of credit as of December 31, 2022, leaving us with $613.6 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We were in compliance with all Financial Covenants on December 31, 2022; therefore, all $613.6 million is available for future borrowings.

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

We operate eight cement plants (one of which is operated through a joint venture located in Buda, Texas), one slag grinding facility, and 30 cement distribution terminals. Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, Tennessee, and Texas. We operate 30 readymix concrete batch plants and five aggregates processing plants in markets that are complementary to our cement network.

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

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue
Cement	$256,313	$261,155	$860,289	$819,734
Concrete and Aggregates	55,176	42,384	186,407	139,888
Gypsum Wallboard	212,016	163,584	652,981	502,836
Paperboard	47,774	49,763	155,520	140,828
	571,279	516,886	1,855,197	1,603,286
Less: Intersegment Revenue	(32,172)	(26,539)	(98,190)	(77,858)
Less: Joint Venture Revenue	(27,620)	(27,406)	(79,065)	(77,023)
	$511,487	$462,941	$1,677,942	$1,448,405

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
	(dollars in thousands)
Intersegment Revenue
Cement	$7,719	$5,301	$26,371	$18,357
Paperboard	24,453	21,238	71,819	59,501
	$32,172	$26,539	$98,190	$77,858
Cement Sales Volume (M tons)
Wholly Owned	1,527	1,748	5,313	5,583
Joint Venture	172	215	524	614
	1,699	1,963	5,837	6,197

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Operating Earnings
Cement	$72,315	$79,836	$233,442	$231,133
Concrete and Aggregates	2,692	4,115	15,700	16,998
Gypsum Wallboard	87,335	60,841	261,164	190,425
Paperboard	7,805	2,349	17,200	6,667
Sub-Total	170,147	147,141	527,506	445,223
Corporate General and Administrative Expense	(12,497)	(12,851)	(37,944)	(32,986)
Loss on Early Retirement of Senior Notes	—	—	—	(8,407)
Other Nonoperating Income (Loss)	2,210	3,207	911	5,941
Earnings Before Interest and Income Taxes	159,860	137,497	490,473	409,771
Interest Expense, net	(8,932)	(5,651)	(24,842)	(24,891)
Earnings Before Income Taxes	$150,928	$131,846	$465,631	$384,880
Cement Operating Earnings
Wholly Owned	$60,938	$71,281	$209,811	$206,348
Joint Venture	11,377	8,555	23,631	24,785
	$72,315	$79,836	$233,442	$231,133
Capital Expenditures
Cement	$7,278	$8,256	$21,157	$23,199
Concrete and Aggregates	2,128	2,386	16,468	3,459
Gypsum Wallboard	7,307	16,222	19,777	24,261
Paperboard	463	594	2,318	2,086
Corporate and Other	526	953	1,231	2,183
	$17,702	$28,411	$60,951	$55,188
Depreciation, Depletion, and Amortization
Cement	$20,582	$19,933	$60,893	$59,483
Concrete and Aggregates	4,402	2,294	12,954	7,342
Gypsum Wallboard	5,387	5,598	16,539	16,478
Paperboard	3,738	3,685	11,197	11,016
Corporate and Other	706	684	2,106	2,159
	$34,815	$32,194	$103,689	$96,478

	December 31,	March 31,
	2022	2022
	(dollars in thousands)
Identifiable Assets
Cement	$1,861,095	$1,860,649
Concrete and Aggregates	214,623	89,405
Gypsum Wallboard	393,251	397,486
Paperboard	170,035	180,025
Other, net	91,166	52,087
	$2,730,170	$2,579,652

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

The segment breakdown of Goodwill is as follows:

	December 31,	March 31,
	2022	2022
	(dollars in thousands)
Cement	$215,781	$203,342
Concrete and Aggregates	40,774	1,639
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$380,711	$329,137

The increases in Goodwill in the Cement and Concrete and Aggregates segments were related to the Terminal Acquisition and ConAgg Acquisition, respectively. The purchase price allocation for the Terminal Acquisition is still in progress, and may affect the recorded balance of Goodwill when completed.

Summarized financial information for the Unconsolidated Joint Venture is set out below. This summarized financial information includes the total amounts for the Joint Venture and not our 50% interest in those amounts:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Revenue	$55,240	$54,812	$158,129	$154,046
Gross Margin	$24,716	$18,662	$52,718	$53,271
Earnings Before Income Taxes	$22,754	$17,111	$47,262	$49,570

	December 31,	March 31,
	2022	2022
	(dollars in thousands)
Current Assets	$85,736	$69,492
Noncurrent Assets	$121,863	$112,926
Current Liabilities	$21,477	$18,276

(O) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Interest Income	$(163)	$—	$(245)	$(38)
Interest Expense	8,621	4,959	23,676	16,511
Other Expenses	474	692	1,411	8,418
Interest Expense, net	$8,932	$5,651	$24,842	$24,891

Interest Income includes interest earned on investments of cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs.

(P) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At December 31, 2022, we had contingent liabilities under these outstanding letters of credit of approximately $6.4 million.

In the ordinary course of business, we execute contracts involving indemnifications that are both standard in the industry and specific to a transaction, such as the sale of a business. These indemnifications may include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; and construction contracts and financial matters. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, management believes these indemnifications will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. We currently have no outstanding guarantees with unaffiliated third parties.

We are currently contingently liable for performance under $26.9 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made at this time against these financial instruments.

(Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our 2.500% Senior Unsecured Notes at December 31, 2022, is as follows:

Fair Value
(dollars in thousands)
2.500% Senior Unsecured Notes Due 2031	$588,348

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 1 input). The carrying values of Cash and Cash Equivalents, Accounts Receivable, Notes Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at December 31, 2022, due to the short-term maturities of these assets and liabilities. The fair value of our Revolving Credit Facility and Term Loan also approximates the carrying value at December 31, 2022.

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

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the three and nine months ended December 31, 2022 and 2021, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard.

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

See Footnote (C) in the Unaudited Consolidated Financial Statements for more information regarding the ConAgg Acquisition and the Terminal Acquisition.

MARKET CONDITIONS AND OUTLOOK

During the first nine months of fiscal 2023, our end markets generally remained resilient despite external challenges, such as transportation disruptions, supply chain constraints, and increasing interest rates and inflation. Construction activity in most of our regional markets continued to outpace the national average, and demand in our largest business lines remained strong during the three months ended December 31, 2022, notwithstanding difficult weather conditions which affected our Cement sales volumes.

Demand Outlook

The principal end-use market of cement is public infrastructure (i.e. roads, bridges, and highways). Our Cement business remains in a near sold-out position. We expect demand for cement to remain strong given the recovery in private non-residential construction; increased federal funding from the Infrastructure Investment and Jobs Act for infrastructure construction and repair projects during the latter half of this fiscal year and into calendar 2023; and continued high state budget allocations for additional infrastructure projects. Despite underlying demand growth, our ability to achieve further Cement sales volume growth from our existing facilities is limited, because our integrated cement sales network is operating at high utilization levels.

The principal end use for gypsum wallboard is residential housing, consisting of new construction (both single-family and multi-family homes) as well as repair and remodel. Gypsum Wallboard shipments and orders currently remain steady, and we expect home construction backlogs to support demand in the near term. We recognize tighter U.S. fiscal policy, which has resulted in higher mortgage rates, will likely have some adverse impact on residential construction activity in the future; however, the magnitude and duration remains unclear at this time. Our Recycled Paperboard business sells paper primarily into the gypsum wallboard market, and demand for our paper generally follows the demand for gypsum wallboard.

Cost Outlook

We believe we are well-positioned to manage our cost structure and meet our customers’ needs during the remainder of the fiscal year, despite rising inflation and increased transportation costs. Our substantial raw material reserves for our Cement, Aggregates, and Gypsum Wallboard businesses, and their proximity to our respective manufacturing facilities, support our low-cost producer position across all our business segments.

Energy and freight costs increased in all our businesses during fiscal 2022, as well as the first nine months of fiscal 2023. While natural gas costs have recently declined and freight costs have stabilized, we expect solid fuel and electricity costs, which are the primary energy costs in manufacturing cement, to increase in fiscal 2024.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2022, Compared WITH THREE MONTHS ENDED DECEMBER 31, 2021

	For the Three Months Ended December 31,
	2022	2021	Change
	(dollars in thousands, except per share)
Revenue	$511,487	$462,941	10%
Cost of Goods Sold	(352,717)	(324,355)	9%
Gross Profit	158,770	138,586	15%
Equity in Earnings of Unconsolidated Joint Venture	11,377	8,555	33%
Corporate General and Administrative Expense	(12,497)	(12,851)	(3)%
Other Nonoperating Income	2,210	3,207	(31)%
Interest Expense, net	(8,932)	(5,651)	58%
Earnings Before Income Taxes	150,928	131,846	14%
Income Tax Expense	(33,744)	(29,367)	15%
Net Earnings	$117,184	$102,479	14%
Diluted Earnings per Share	$3.20	$2.53	26%

REVENUE

Revenue increased by $48.6 million, or 10%, to $511.5 million for the three months ended December 31, 2022. The ConAgg Acquisition contributed $9.8 million of Revenue during the three months ended December 31, 2022. Excluding the ConAgg Acquisition, Revenue improved by $38.8 million, or 8%, largely because of higher gross sales prices of approximately $65.1 million, partially offset by lower Sales Volume of $26.3 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $28.3 million, or 9%, to $352.7 million for the three months ended December 31, 2022. The ConAgg Acquisition contributed $10.1 million of Cost of Goods Sold during the three months ended December 31, 2022. Excluding the ConAgg Acquisition, Cost of Goods Sold increased by $18.2 million, or 6%. The increase was due to higher operating costs of $38.0 million, partially offset by lower Sales Volume of $19.8 million. Higher operating costs were primarily related to our Cement and Gypsum Wallboard segments, which are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit increased 15% to $158.8 million during the three months ended December 31, 2022. The improvement was primarily related to higher gross sales prices, partially offset by lower Sale Volume and higher operating costs. The gross margin increased to 31%, with higher gross sales prices being partially offset by an increase in operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture increased $2.8 million, or 33%, for the three months ended December 31, 2022. The increase was primarily due to higher to gross sales prices, which contributed $5.7 million to earnings. This was partially offset by lower Sales Volume and increased operating costs, which adversely affected earnings by approximately $1.7 million and $1.2 million, respectively. The increase in operating costs was primarily related to higher maintenance costs, which reduced operating earnings by $1.0 million.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE

Corporate General and Administrative Expense declined by approximately $0.4 million, or 3%, for the three months ended December 31, 2022. The decrease was primarily due to lower insurance costs of approximately $0.6 million, partially offset by higher salary and incentive compensation expenses of $0.3 million. The increase in salary and incentive compensation was due to higher earnings in the third quarter of fiscal 2023.

OTHER NONOPERATING INCOME

Other Nonoperating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $3.2 million, or 58%, during the three months ended December 31, 2022. The increase was primarily due to $3.6 million of interest expense in the current-year quarter related to higher interest rates and average balance outstanding under our Revolving Credit Facility. This was partially offset by higher interest income of $0.2 million. See Footnote (M) to the Unaudited Consolidated Financial Statements for more information.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes increased to $150.9 million during the three months ended December 31, 2022, primarily because of higher Gross Profit and Equity in Earnings of Unconsolidated Joint Venture. The increase was partially offset by higher Interest Expense, net and lower Other Nonoperating Income.

INCOME TAX EXPENSE

Income Tax Expense was $33.7 million for the three months ended December 31, 2022, compared with $29.4 million for the three months ended December 31, 2021. The effective tax rate remained flat at 22%.

NET EARNINGS

Net Earnings increased 14% to $117.2 million for the three months ended December 31, 2022, as shown in the table above.

RESULTS OF OPERATIONS

Nine MONTHS ENDED DECEMBER 31, 2022, Compared WITH Nine MONTHS ENDED DECEMBER 31, 2021

	For the Nine Months Ended December 31,
	2022	2021	Change
	(dollars in thousands, except per share)
Revenue	$1,677,942	$1,448,405	16%
Cost of Goods Sold	(1,174,067)	(1,027,967)	14%
Gross Profit	503,875	420,438	20%
Equity in Earnings of Unconsolidated Joint Venture	23,631	24,785	(5)%
Corporate General and Administrative Expense	(37,944)	(32,986)	15%
Loss on Early Retirement of Senior Notes	—	(8,407)	(100)%
Other Nonoperating Income	911	5,941	(85)%
Interest Expense, net	(24,842)	(24,891)	(0)%
Earnings Before Income Taxes	465,631	384,880	21%
Income Tax Expense	(104,447)	(84,949)	23%
Net Earnings	$361,184	$299,931	20%
Diluted Earnings per Share	$9.66	$7.23	34%

REVENUE

Revenue increased by $229.5 million, or 16%, to $1,677.9 million for the nine months ended December 31, 2022. The ConAgg Acquisition contributed $34.7 million of Revenue during the nine months ended December 31, 2022. Excluding the ConAgg Acquisition, Revenue improved by $194.8 million, or 13%, largely because of higher gross sales prices, which positively affected Revenue by $211.4 million. The increase was partially offset by lower Sales Volume, which negatively affected Revenue by $16.6 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $146.1 million, or 14%, to $1,174.1 million for the nine months ended December 31, 2022. The ConAgg Acquisition contributed $33.4 million of Cost of Goods Sold during the nine months ended December 31, 2022. Excluding the ConAgg Acquisition, Cost of Goods Sold increased by $112.7 million, or 11%. The increase was due to higher operating costs of $128.9 million, partially offset by lower Sales Volume of $16.2 million. Higher operating costs were primarily related to our Cement and Gypsum Wallboard segments, which are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit increased 20% to $503.9 million during the nine months ended December 31, 2022. The improvement was primarily related to higher gross sales prices and Sales Volume, partially offset by increased operating costs. The gross margin increased to 30%, with higher gross sales prices being partially offset by an increase in operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture declined $1.2 million, or 5%, for the nine months ended December 31, 2022. The decrease was primarily due to lower Sales Volume and increased operating costs, which adversely affected earnings by approximately $3.7 million and $10.4 million, respectively. This was partially offset by higher gross sales prices, which contributed $12.9 million to earnings. The increase in operating costs was related to higher maintenance, energy, and purchased cement costs, which reduced operating earnings by $1.0 million, $0.4 million, and $5.5 million, respectively. Additionally, extended equipment downtime in the fiscal second quarter reduced cement production, which increased operating costs by $2.3 million.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE

Corporate General and Administrative Expense increased by approximately $4.9 million, or 15%, for the nine months ended December 31, 2022. The increase was primarily due to higher incentive compensation, information and technology upgrades, and legal and professional expenses of $3.0 million, $0.9 million, and $0.4 million, respectively. The increase in incentive compensation was mostly due to executive retirements during the first quarter of fiscal 2023, while the increase in legal and professional expenses was primarily related to the Terminal Acquisition.

LOSS ON EARLY RETIREMENT OF SENIOR NOTES

In July 2021, the Company redeemed and retired its 4.500% Senior Unsecured Notes due in 2026 prior to the maturity date. As a result of the early retirement, the Company paid a premium of $8.4 million. See Footnote (M) to the Unaudited Consolidated Financial Statements for more information.

OTHER NONOPERATING INCOME

Other Nonoperating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net was relatively flat during the nine months ended December 31, 2022. Interest Expense related to our Revolving Credit Facility increased $9.3 million, due to increased borrowings and higher interest rates. This was offset by prior year interest expense related to loan amortization costs of $7.0 million, which included the write off of approximately $6.1 million of debt issue costs related to our 4.500% Unsecured Senior Notes due in 2026 and the Term Loan Credit Agreement, and $2.2 million of interest expense related to our Term Loan, which was repaid in July 2021. See Footnote (M) to the Unaudited Consolidated Financial Statements for more information.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes increased to $465.6 million during the nine months ended December 31, 2022, primarily because of higher Gross Profit. This was partially offset by higher Corporate General and Administrative Expense and lower Equity in Earnings of Unconsolidated Joint Venture and Other Nonoperating Income.

INCOME TAX EXPENSE

Income Tax Expense was $104.4 million for the nine months ended December 31, 2022, compared with $84.9 million for the nine months ended December 31, 2021. The effective tax rate remained consistent with the prior-year period at 22%.

NET EARNINGS

Net Earnings increased 20% to $361.2 million for the nine months ended December 31, 2022, as shown in the table above.

Three AND Nine MONTHS ENDED DECEMBER 31, 2022 vs. three AND Nine MONTHS ENDED DECEMBER 31, 2021 BY SEGMENT

The following presents results within our two business sectors for the three and nine months ended December 31, 2022, and 2021. Revenue and operating results are organized by sector and discussed by individual business segment within each respective business sector.

Heavy Materials

CEMENT (1)

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2022	2021	Percentage Change	2022	2021	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Gross Revenue, including Intersegment and Joint Venture	$256,313	$261,155	(2)%	$860,289	$819,734	5%
Less Intersegment Revenue	(7,719)	(5,301)	46%	(26,371)	(18,357)	44%
Less Joint Venture Revenue	(27,620)	(27,406)	1%	(79,065)	(77,023)	3%
Gross Revenue, as reported	$220,974	$228,448	(3)%	$754,853	$724,354	4%
Freight and Delivery Costs billed to Customers	(12,910)	(12,849)	—	(48,922)	(51,501)	(5)%
Net Revenue	$208,064	$215,599	(3)%	$705,931	$672,853	5%

Sales Volume (M Tons)	1,699	1,963	(13)%	5,837	6,197	(6)%
Average Net Sales Price, per ton (2)	$134.36	$118.44	13%	$131.44	$117.49	12%
Operating Margin, per ton	$42.56	$40.67	5%	$39.99	$37.30	7%
Operating Earnings	$72,315	$79,836	(9)%	$233,442	$231,133	1%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Net of freight per ton, including Joint Venture.

Three months ended December 31, 2022

Cement Revenue was $256.3 million, a 2% decrease, for the three months ended December 31, 2022. The decline was primarily due to lower Sale Volume, which reduced Cement Revenue by approximately $32.0 million, partially offset by higher gross sales prices, which increased Revenue by $27.1 million.

Cement Operating Earnings decreased $7.5 million to $72.3 million for the three months ended December 31, 2022. The decline was due to lower Sales Volume of $10.7 million and higher operating costs of $23.9 million. This was partially offset by higher gross sales prices, which increased Operating Earnings by $27.1 million. Cement Sales Volume was affected by lower cement inventory levels compared with the prior-year period as well as difficult weather conditions during this quarter. The increase in operating costs was primarily due to higher energy and maintenance costs of approximately $10.7 million and $6.5 million, respectively. Operating Margin declined to 28% primarily because of higher operating costs, partially offset by higher gross sales prices.

Nine months ended December 31, 2022

Cement Revenue was $860.3 million, a 5% increase, for the nine months ended December 31, 2022. The increase was primarily due to higher gross sales prices, which improved Cement Revenue by approximately $78.8 million, partially offset by lower Sales Volume, which reduced Revenue by $38.2 million.

Cement Operating Earnings increased $2.3 million to $233.4 million for the nine months ended December 31, 2022. The increase was due to higher gross sales prices of $78.8 million. This was partially offset by lower Sales Volume of $13.6 million and higher operating costs of $62.9 million. Most of the decline in Sales Volume was in the fiscal third quarter, and was primarily due to factors described above. The increase in operating costs was primarily due to higher energy and maintenance costs of approximately $37.4 million and $21.3 million, respectively. Operating Margin decreased to 27%, primarily because of higher operating costs, partially offset by higher gross sales prices.

CONCRETE AND AGGREGATES

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2022	2021	Percentage Change	2022	2021	Percentage Change
	(in thousands, except net sales prices)			(in thousands, except net sales prices)
Gross Revenue, as reported	$55,176	$42,384	30%	$186,407	$139,888	33%

Sales Volume
M Cubic Yards of Concrete	353	317	11%	1,210	1,063	14%
M Tons of Aggregate	626	341	84%	2,333	1,183	97%
Average Net Sales Price
Concrete - Per Cubic Yard	$134.42	$122.36	10%	$132.46	$120.17	10%
Aggregates - Per Ton	$11.70	$10.38	13%	$11.21	$10.25	9%

Operating Earnings	$2,692	$4,115	(35)%	$15,700	$16,998	(8)%

Three months ended December 31, 2022

Concrete and Aggregates Revenue increased 30% to $55.2 million for the three months ended December 31, 2022. The ConAgg Acquisition contributed $9.8 million of Revenue during the three months ended December 31, 2022. Excluding the ConAgg Acquisition, Revenue increased by $3.0 million, or 7%. The increase was due to higher gross sales prices, which improved Revenue by $3.8 million, partially offset by lower Sales Volume, primarily in Concrete, of $0.8 million.

Operating Earnings decreased 35% to approximately $2.7 million. Segment results above include $4.4 million of depreciation and amortization, of which $2.1 million is related to the ConAgg Acquisition. Excluding the ConAgg Acquisition, Operating Earnings were $3.0 million. The decrease in Operating Earnings was due to increased operating costs and lower Sales Volume of $4.8 million and $0.1 million, respectively. This was partially offset by higher gross sales prices of $3.8 million. The increase in operating costs was primarily due to higher expenses for materials, maintenance, and delivery of approximately $3.3 million, $1.2 million, and $0.4 million, respectively.

Nine months ended December 31, 2022

Concrete and Aggregates Revenue increased 33% to $186.4 million for the nine months ended December 31, 2022. The ConAgg Acquisition contributed $34.7 million of Revenue during the nine months ended December 31, 2022. Excluding the ConAgg Acquisition, Revenue was up 9% or $11.8 million. The increase was due to higher gross sales prices and Sales Volume in Aggregates, of $12.9 million and $1.1 million, respectively, partially offset by lower Sales Volume in Concrete of $2.2 million.

Operating Earnings decreased 8% to approximately $15.7 million. Excluding the ConAgg Acquisition, Operating Earnings decreased by $2.6 million to $14.4 million. The decline in Operating Earnings was due to increased operating costs of $15.7 million. This was partially offset by higher gross sales prices of $12.9 million. The increase in operating costs was primarily due to higher expenses for materials, maintenance, and delivery of approximately $9.1 million, $3.2 million, and $3.2 million, respectively.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2022	2021	Percentage Change	2022	2021	Percentage Change
	(in thousands, except per MSF information)			(in thousands, except per MSF information)
Gross Revenue, as reported	$212,016	$163,584	30%	$652,981	$502,836	30%
Freight and Delivery Costs billed to Customers	(38,238)	(30,642)	25%	(121,778)	(94,427)	29%
Net Revenue	$173,778	$132,942	31%	$531,203	$408,409	30%

Sales Volume (MMSF)	728	695	5%	2,309	2,194	5%
Average Net Sales Price, per MSF (1)	$238.51	$191.41	25%	$230.01	$186.16	24%
Freight, per MSF	$52.52	$44.09	19%	$52.74	$43.04	23%
Operating Margin, per MSF	$119.97	$87.54	37%	$113.11	$86.79	30%
Operating Earnings	$87,335	$60,841	44%	$261,164	$190,425	37%

(1) Net of freight per MSF.

Three months ended December 31, 2022

Gypsum Wallboard Revenue was up 30% to $212.0 million for the three months ended December 31, 2022. The increase was due to higher gross sales prices and Sales Volume, which contributed approximately $40.7 million and $7.7 million, respectively. Our market share remained relatively consistent during the three months ended December 31, 2022.

Operating Earnings increased 44% to $87.3 million, primarily because of higher gross sales prices and Sales Volume of approximately $40.7 million and $2.9 million, respectively. This was partially offset by higher operating costs of approximately $17.1 million. The higher operating costs were primarily related to freight, energy, and raw materials, which reduced Operating Earnings by approximately $6.3 million, $1.3 million, and $5.6 million, respectively. Operating Margin increased to 41%, primarily because of higher gross sales prices, partly offset by higher operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Nine months ended December 31, 2022

Gypsum Wallboard Revenue increased 30% to $653.0 million for the nine months ended December 31, 2022. The increase was due to higher gross sales prices and Sales Volume, which contributed approximately $123.8 million and $26.4 million, respectively. Our market share remained relatively consistent during the nine months ended December 31, 2022.

Operating Earnings increased 37% to $261.2 million, primarily because of higher gross sales prices and Sales Volume of approximately $123.8 million and $10.0 million, respectively. This was partially offset by higher operating costs of approximately $63.0 million. The higher operating costs were primarily related to freight, energy, and raw materials, which reduced Operating Earnings by approximately $22.9 million, $10.9 million, and $22.3 million, respectively. Operating Margin increased to 40%, primarily because of higher gross sales prices, partly offset by higher operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2022	2021	Percentage Change	2022	2021	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Gross Revenue, including intersegment	$47,774	$49,763	(4)%	$155,520	$140,828	10%
Less intersegment Revenue	(24,453)	(21,238)	15%	(71,819)	(59,501)	21%
Gross Revenue, as reported	$23,321	$28,525	(18)%	$83,701	$81,327	3%
Freight and Delivery Costs billed to Customers	(2,007)	(2,120)	(5)%	(7,025)	(5,691)	23%
Net Revenue	$21,314	$26,405	(19)%	$76,676	$75,636	1%

Sales Volume (M Tons)	77	81	(5)%	246	252	(2)%
Average Net Sales Price, per ton (1)	$594.93	$585.54	2%	$603.73	$535.55	13%
Freight, per ton	$26.06	$26.17	—	$28.56	$22.58	26%
Operating Margin, per ton	$101.36	$29.00	250%	$69.92	$26.46	164%
Operating Earnings	$7,805	$2,349	232%	$17,200	$6,667	158%

(1) Net of freight per ton.

Three months ended December 31, 2022

Recycled Paperboard Revenue decreased 4% to $47.8 million during the three months ended December 31, 2022. The decrease was primarily due to lower Sales Volume, which negatively affected Revenue by $2.7 million. This was partially offset by higher gross sales prices, which positively affected Revenue by $0.7 million. Higher gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 232% to $7.8 million, primarily because of higher gross sales prices and lower operating costs of $0.7 million and $4.8 million, respectively. This was partially offset by lower Sales Volume, of $0.1 million. The decrease in operating costs was primarily related to lower fiber costs of $9.0 million. This was partially offset by higher input costs, namely energy, chemicals, maintenance, and freight, which lowered Operating Earnings by approximately $1.3 million, $1.1 million, $0.6 million, and $0.6 million, respectively. Operating Margin increased to 16% because of higher gross sales prices and lower operating costs. Although the Company has certain pricing provisions in its long-term sales agreements, prices are only adjusted at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

Nine months ended December 31, 2022

Recycled Paperboard Revenue increased 10% to $155.5 million during the nine months ended December 31, 2022. The increase was primarily due to higher gross sales prices, which positively affected Revenue by $18.3 million, partially offset by lower Sales Volume of $3.6 million. Higher gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 158% to $17.2 million, primarily because of higher gross sales prices, of $18.3 million. This was partially offset by higher operating costs and lower Sales Volume, which reduced Operating Earnings by approximately $7.4 million and $0.2 million, respectively. The increase in operating costs was primarily related to higher input costs, namely energy, chemicals, as well as freight and maintenance, which lowered Operating Earnings by approximately $5.1 million, $3.2 million, $3.5 million and $0.8 million, respectively. This was partially offset by lower fiber costs of $6.6 million. Operating Margin increased to 11% because of higher gross sales prices, partially offset by higher operating costs. Although the Company has certain pricing provisions in its long-term sales agreements, prices are only adjusted at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

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

Cash Flow

The following table provides a summary of our cash flows:

	For the Nine Months Ended December 31,
	2022	2021
	(dollars in thousands)
Net Cash Provided by Operating Activities	$480,111	$428,878
Investing Activities
Additions to Property, Plant, and Equipment	(60,951)	(55,188)
Acquisition Spending	(158,451)	—
Net Cash Used in Investing Activities	(219,402)	(55,188)
Financing Activities
Borrowings Under Revolving Credit Facility	200,000	100,000
Repayment of Borrowings Under Revolving Credit Facility	(70,000)	—
Proceeds from 2.500% Senior Unsecured Notes	—	743,692
Repayment of 4.500% Senior Unsecured Notes	—	(350,000)
Repayment of Term Loan and Term Loan Credit Agreement	(5,000)	(665,000)
Dividends Paid to Stockholders	(28,421)	(20,538)
Purchase and Retirement of Common Stock	(313,898)	(435,975)
Proceeds from Stock Option Exercises	840	20,754
Loss on Early Retirement of Senior Notes	—	(8,407)
Payment of Debt Issuance Costs	(903)	(7,985)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,806)	(1,359)
Net Cash Used in Financing Activities	(219,188)	(624,818)
Net Increase (Decrease) in Cash and Cash Equivalents	$41,521	$(251,128)

Net Cash Provided by Operating Activities increased by $51.2 million to $480.1 million during the nine months ended December 31, 2022. This increase was primarily attributable to higher Net Earnings, adjusted for noncash charges, of approximately $61.1 million. This was partially offset by changes in working capital of $8.1 million and lower dividends from our Unconsolidated Joint Venture of $1.8 million.

Working capital increased by $47.9 million to $283.0 million at December 31, 2022, compared with March 31, 2022. The increase was due to higher Cash and Cash Equivalents and Inventories of approximately $41.5 million and $10.5 million, respectively, as well as lower Accounts Payable and Accrued Liabilities of $10.1 million. This was partially offset by lower Accounts and Notes Receivable, net, and Current Portion of Long-term Debt of $3.8 million and $10.0 million, respectively. The increase in inventory was due to our normal sales cycle in which we build inventory in the winter months to meet demand in the spring and summer. The ConAgg Acquisition in April 2022 increased working capital by approximately $2.7 million at December 31, 2022.

The $3.8 million decline in Accounts Receivable was primarily related to increased collection efforts during the three months ended December 31, 2022. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 34% at December 31, 2022, and 43% at March 31, 2022. Accounts Receivable related to the ConAgg Acquisition at December 31, 2022, was approximately $4.8 million. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at December 31, 2022. Notes Receivable are monitored on an individual basis, and no significant deterioration in the collectability of our Notes Receivable was identified at December 31, 2022.

Our Inventory balance at December 31, 2022, increased by approximately $10.5 million from our balance at March 31, 2022. Excluding the ConAgg Acquisition, whose inventory consists mostly of Aggregates, our Inventory balance increased by $7.2 million. Within Inventory, Repair Parts and Gypsum Wallboard Inventory increased by $14.8 million and $3.3 million, respectively. These increases were partially offset by lower Raw Materials and Materials-in-Progress of approximately $9.2 million and Finished Cement Inventory, of approximately $3.2 million. The decline in Raw Materials and Materials-in-Progress and Finished Cement is consistent with our business cycle; we generally build up clinker inventory over the winter months to meet the demand for cement in the spring and summer. The increase in Repair Parts inventory was primarily due to the build-up of inventory necessary for our scheduled outages over the next several months. The largest individual balance in our Inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of Repair Parts Inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence because our products are basic construction materials.

Net Cash Used in Investing Activities during the nine months ended December 31, 2022, was approximately $219.4 million, compared with $55.2 million during the same period in 2021, an increase of approximately $164.2 million. The increase was primarily related to the Acquisition Spending of $158.5 million for the ConAgg Acquisition and the Terminal Acquisition in fiscal 2023. The remaining increase was primarily due to the purchase of reserves for our Concrete and Aggregates business.

Net Cash Used In Financing Activities was approximately $219.2 million during the nine months ended December 31, 2022, compared with $624.8 million during the nine months ended December 31, 2021. The $405.6 million decrease was primarily related to higher borrowings, net of repayments, of $296.3 million and lower amounts paid for early termination of debt, debt issuance costs, and share repurchases of $8.4 million, $7.1 million, and $122.1 million, respectively. This was partially offset by increases in Dividends Paid to Shareholders of $7.9 million and lower proceeds from exercise of stock options of $20.0 million.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 48.0% and 46.5%, respectively, at December 31, 2022, compared with 45.6% and 45.1%, respectively, at March 31, 2022.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities at December 31, 2022:

Maturity
Revolving Credit Facility	May 2027
Term Loan	May 2027
2.500% Senior Unsecured Notes	July 2031

See Footnote (M) to the Unaudited Consolidated Financial Statements for further details on the Company’s debt facilities, including interest rate, and financial and other covenants and restrictions.

The borrowing capacity of our Revolving Credit Facility is $750.0 million until May 5, 2027. The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At December 31, 2022, we had $130.0 million outstanding under the Revolving Credit Facility and $6.4 million of outstanding letters of credit, leaving us with $613.6 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We are contingently liable for performance under $26.9 million in performance bonds relating primarily to our mining operations. We do not have any off-balance sheet debt, or any outstanding debt guarantees.

Other than the Revolving Credit Facility, we have no additional source of committed external financing in place. Should the Revolving Credit Facility be terminated, no assurance can be given as to our ability to secure a new source of financing. Consequently, if any balance were outstanding on the Revolving Credit Facility at the time of termination, and an alternative source of financing could not be secured, it could have a material adverse impact on our business.

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

We had approximately $31.4 million of lease liabilities at December 31, 2022, that have an average remaining life of approximately 10.4 years.

Dividends

Dividends paid were $28.4 million and $20.5 million for the nine months ended December 31, 2022 and 2021, respectively. On May 19, 2021, we announced the reinstatement of our quarterly dividend which had been suspended in fiscal 2021. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

During the three and nine months ended December 31, 2022, our share repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2022	296,000	$124.41	296,000
May 1 through May 31, 2022	294,000	124.72	294,000
June 1 through June 30, 2022	294,000	121.86	294,000
Quarter 1 Totals	884,000	$124.00	884,000
July 1 through July 31, 2022	280,000	$115.46	280,000
August 1 through August 31, 2022	308,000	128.93	308,000
September 1 through September 30, 2022	252,000	114.08	252,000
Quarter 2 Totals	840,000	$119.98	840,000
October 1 through October 31, 2022	276,000	$113.96	276,000
November 1 through November 30, 2022	265,813	$128.15	265,813
December 1 through December 31, 2022	281,975	$134.71	281,975
Quarter 3 Totals	823,788	$125.64	823,788
Year-to-Date Totals	2,547,788	$123.20	2,547,788	8,275,204

On May 17, 2022, the Board of Directors authorized us to repurchase an additional 7.5 million shares. This authorization brought the cumulative total of Common Stock our Board has approved for repurchase in the open market to 55.9 million shares since we became publicly held in April 1994. Through December 31, 2022, we have repurchased approximately 47.6 million shares.

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

The Inflation Reduction Act of 2022 added a provision imposing a 1% excise tax on the fair value of stock repurchases by companies beginning January 1, 2023. We do not expect taxes due on future repurchases of our shares to have a material effect on our business.

During the nine months ended December 31, 2022, the Company withheld from employees 13,317 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is required once the Restricted Shares or Restricted Share Units are vested.

Capital Expenditures

The following table details capital expenditures by category:

	For the Nine Months Ended December 31,
	2022	2021
	(dollars in thousands)
Land and Quarries	$11,178	$5,306
Plants	33,650	30,026
Buildings, Machinery, and Equipment	16,123	10,209
Total Capital Expenditures	$60,951	$45,541

Capital expenditures for fiscal 2023 are expected to range from $90.0 million to $100.0 million and will be allocated across both Heavy Materials and Light Materials sectors. These estimated capital expenditures will include maintenance capital expenditures and improvements, as well as other safety and regulatory projects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We had a $750.0 million Revolving Credit Facility at December 31, 2022, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $130.0 million of borrowings under the Revolving Credit Facility and the $195.0 million of borrowings under the Term Loan at December 31, 2022, would increase interest expense by approximately $3.5 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

Item 6. Exhibits

3.1

Second Amended and Restated Bylaws Eagle Materials Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2022 (File No. 001-12984) and incorporated herein by reference.

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

EAGLE MATERIALS INC.
Registrant

January 26, 2023	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

January 26, 2023	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

January 26, 2023	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)