Form 10-K
period 2023-03-31
EAGLE MATERIALS INC
filed 2023-05-19
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended

March 31, 2023

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3.9 billion.

As of May 17, 2023, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	35,385,442

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on August 3, 2023 are incorporated by reference in Part III of this Report.

PART I

ITEM 1. Business

Overview

Eagle Materials Inc., through its subsidiaries, (the Company, which may be referred to as we, our, or us) is a leading manufacturer of heavy construction materials and light building materials in the United States. Our primary products, portland Cement and Gypsum Wallboard, are commodities that are essential in commercial and residential construction; public construction projects to build, expand, and repair roads and highways; and repair and remodel activities. Demand for our products is generally cyclical and seasonal, depending on economic and geographic conditions. We distribute our products across many United States markets, which provides us with regional economic diversification.

The Company was founded in 1963 as a building materials subsidiary of Centex Corporation (Centex). It operated as a public company under the name Centex Construction Products, Inc. from April 19, 1994 to January 30, 2004, at which time Centex completed a tax-free distribution of its shares to its shareholders, and the Company was renamed Eagle Materials Inc. (NYSE: EXP).

Competitive Strengths

We benefit from several competitive strengths that have enabled us to deliver consistently strong operating results and profitable growth.

Strategically located plant network

Our plants are located near both our raw material reserves and customers in high-growth U.S. markets. The proximity to raw materials and customers lowers our transportation costs and carbon footprint. The location of our plants across several high-growth regions within the United States provides geographic diversification, reducing our exposure to individual regional construction cycles, and enabling us to move product between different plants in our network as needed. The integrated nature of our plant network enables us to supply clients from more than one plant when necessary.

Low-cost producer position

Our modern production lines, consistent maintenance programs, access to low-cost raw materials, and our focus on continuous efficiency improvement help us minimize production costs across the network.

Production flexibility

We manage our production lines and work shifts to enable us to operate our plants at high utilization levels generally, while providing optimal production flexibility. Accordingly, we can quickly position for downturns, and quickly and efficiently ramp up when demand rebounds.

Substantial owned raw material reserves and resources

We own between 25 to 50 years of primary raw material reserves for each of our cement and wallboard facilities, providing certainty of supply and enhancing our ability to control the cost of our primary raw materials.

Proven management

Our current management team has significant and valuable expertise, with an average industry experience of more than 20 years, spanning several business cycles. Management’s conservative balance sheet strategy focuses on maintaining prudent levels of leverage and liquidity through the business cycle to protect the balance sheet through downturns and enable us to take advantage of growth opportunities, whether organic or through acquisitions.

Strategy

We rigorously pursue the following overarching strategic objectives that we believe consistently differentiate us from our competitors and contribute to our margin performance and growth: maintaining our position as a low-cost producer in all our markets, maintaining a decentralized operating structure, operating solely in the United States in regionally diverse and attractive markets, achieving profitable growth through both strategic acquisitions and the organic development of our asset network, and operating in a socially and environmentally responsible manner.

Continuously innovate to advance our low-cost producer position

Our goal and the bedrock of our strategy is to be a low-cost producer in each of the markets in which we compete. We have right-sized capacity to service the markets we cover, and we focus diligently on reducing costs and making our operations more efficient to manage free cash flow through the economic cycle. Maintaining our low-cost position provides meaningful competitive, financial, and environmental benefits. The products we make are basic necessities, and competition is often based largely on price, with consistent quality and customer service also being important considerations. Thus, being a low-cost producer is a competitive advantage and can lead to higher margins, better returns and stronger free cash flow generation. Being a low-cost producer is not only key to our commercial success, it also aligns to a significant extent with our commitment to sustainable environmental practices. To maintain our low-cost producer position, we are always innovating our production processes with the aim of using fewer resources to make the same products. We regularly invest in technologies at our facilities to control emissions and to modify the fuels that we burn.

Maintain a decentralized operating structure

The Company operates through a decentralized structure: operations are managed separately, and products are branded and marketed by our individual companies. This regional-market strategy provides several benefits, including increased familiarity with our customers, higher brand recognition, and lower transportation costs, which is a meaningful advantage in the construction materials industry. We view our cement plant system and our wallboard plant system as integrated networks, allowing us to ship products, minimize freight costs, and serve customers from different plants when necessary. The impact of regional construction cycles on our businesses is mitigated to some degree by our geographic diversification and integrated network of plants.

Operate in regionally diverse and attractive markets

Demand for our products depends on construction activity, which tends to correlate with population growth. While the Company’s markets include most of the United States, approximately 70% of our total revenue is generated in ten states: Colorado, Illinois, Kansas, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, and Texas. Population growth is a major driver of construction products and building materials demand. Population is expected to increase approximately 10% between the 2020 census and

2050 for these ten states, compared with 7% population growth for the United States as a whole, according to the latest update in April 2023 by Moody’s Analytics.

Achieve profitable growth through acquisition and organic development

We seek to grow the Company through acquisitions and the organic development of our asset network. Since 2012, we have invested approximately $2.2 billion to expand the Heavy Materials sector. These investments have more than doubled our U.S. cement capacity, making us the largest independent U.S. cement producer.

This expansion has been achieved mainly through acquisitions, which have expanded our geographic footprint so that we now have a contiguous and integrated cement system from northern California to western Pennsylvania and south to Texas. We have completed additional bolt-on acquisitions, which also contribute to our expanded geographic footprint.

The Company will continue to proactively pursue acquisition opportunities. Our free cash flow and balance sheet strength enable us to consider acquisitions and organic growth opportunities that align with our stringent return-on-investment objectives.

Operate in a socially and environmentally responsible manner

We aim to conduct all our operations in a way that enhances returns and maximizes positive social impact. We have defined our environmental and social responsibility priorities and developed a roadmap for pursuing them. Our initiatives encompass land use, water, human resources, emissions, and the reduction of the carbon impacts of our products, which are all areas that we view as essential to our success. Our roadmap includes specific targets and timeframes in each of these areas.

Management is responsible for implementing these initiatives, and our Board of Directors oversees progress. Management submits quarterly progress reports to the Board, and ESG is a regular topic of discussion at every quarterly Board meeting. Compensation for key executives is linked, in part, to the achievement of specific ESG goals. In 2022, over half of our Chief Executive Officer’s annual bonus was related to the advancement of the Company’s ESG priorities.

Our latest Environmental and Social Disclosure Report provides information related to our roadmap, targets, and progress in improving our efficiency and long-term sustainability of our resources, ensuring the safety of our employees (see also Human Capital below), protecting human rights, and delivering value to our shareholders and society. The above reference to our Environmental and Social Disclosure Report does not mean that such report is incorporated by reference herein.

Capital allocation priorities

Our capital allocation priorities are intended to enhance shareholder value and are as follows: 1. investing in growth opportunities that meet our strict financial return standards and are consistent with our strategic focus; 2. operating capital investments to maintain and strengthen our low-cost producer positions; and 3. returning excess cash to shareholders through our share repurchase program and dividends. In the past five years, we have invested nearly $857.8 million in acquisitions, $476.7 million in organic capital expenditures, and approximately $1.7 billion in share repurchases and dividends. Since becoming a public company in 1994, our share count is down nearly 48%, and we have returned approximately $3.2 billion to our shareholders through a combination of share repurchases and dividends.

FISCAL 2023 EVENTS

Financial Highlights

Fiscal 2023 was a strong year for the Company, with increased earnings in both our Cement and Gypsum Wallboard segments. Financial highlights for fiscal 2023 compared with fiscal 2022 include:

•
Achieved record Revenue of $2.1 billion, up 15%.
•
Increased Net Earnings by 23% to $461.5 million.
•
Expanded gross profit margin by 190 bps to 29.8%.
•
Increased diluted earnings per share by 36% to $12.46.
•
Repurchased approximately 3.1 million shares of our stock for $387.7 million.

Strategic Highlights

In addition to the above financial highlights, we closed on two acquisitions and amended our revolving credit facility (as amended, the Revolving Credit Facility) during fiscal 2023.

Acquisitions

On April 22, 2022, we acquired the assets of a readymix concrete and aggregates business in northern Colorado (the ConAgg Acquisition). The purchase price of the ConAgg Acquisition was approximately $120.2 million and is included in our Heavy Materials sector, in the Concrete and Aggregates segment.

On September 16, 2022, we acquired a cement distribution terminal located in Nashville, Tennessee (the Terminal Acquisition). The purchase price of the Terminal Acquisition was approximately $39.5 million and is included in our Heavy Materials sector, in the Cement segment.

Subsequent to year end, on May 3, 2023, we acquired a cement import distribution terminal located in Stockton, California (the Stockton Acquisition). This terminal will be included in our Heavy Materials sector, in the Cement segment, in fiscal 2024.

See Footnote (B) to the Audited Consolidated Financial Statements for more information regarding the above Acquisitions.

Progress on ESG Initiatives

Over the last two years we have made significant progress in reducing our carbon footprint with the introduction of our new Portland Limestone Cement (PLC) product, which has similar performance characteristics, and significantly lower carbon intensity than traditional portland cement. In fiscal 2023, approximately 30% of our cement sales volumes was PLC. We will continue to transition our construction-grade cement from traditional portland cement to PLC during fiscal 2024.

We are also participating in research and innovation in industry-wide carbon capture. In 2022, the U.S. Department of Energy awarded funding to design, build, and operate an engineering-scale Cryogenic Carbon Capture (CCC) process at our Sugar Creek, Missouri cement plant. CCC is an innovative carbon-capture and storage technology with the potential to reduce carbon emissions from fossil-fuel power plants and industrial facilities by 90-99%.

Amendment to the Revolving Credit Facility

On May 5, 2022, we amended our Revolving Credit Facility to, among other things, add a $200.0 million term loan facility (the Term Loan), which was subsequently drawn. We also extend the Revolving Credit Facility to May 2027, established the Term Loan maturity as May 2027, and established a SOFR-based reference rate in lieu of a LIBOR-based reference rate for the purpose of calculating interest on the loans outstanding under the Revolving Credit Facility (including the term loan).

HUMAN CAPITAL

As of March 31, 2023, the Company had approximately 2,400 employees, of which approximately 700 are salaried and approximately 1,700 are hourly. Approximately 700 of the hourly employees are employed under collective bargaining agreements and various supplemental agreements with local unions.

Recruiting, developing, and retaining qualified employees is essential to implement our strategy and maintain our low-cost position. The health and safety of our employees is the highest priority of management. We have comprehensive safety and wellness processes and policies, and all of our employees are provided with the training necessary to safely and effectively perform their responsibilities.

In all our businesses we have implemented initiatives to improve safety in the workplace. We hold an annual safety conference during which we review our safety performance, assess the effectiveness of our programs, and determine improvement actions. Specific areas of review include training programs; best practices; and leading indicators, such as near-miss reporting and root cause analysis of all lost-time injuries. We also seek the assistance of outside parties in identifying potential safety trends and ways to mitigate identified risks.

Management reviews a variety of safety metrics, including leading and lagging indicators, and updates are provided to corporate management by the business units monthly throughout the year. During fiscal 2023, all of our business segments recorded lower total recordable incident rate (TRIR) averages than the applicable industry average. These results can be attributed to the continued focus on proactive safety initiatives described above.

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

Heavy Materials

Our Heavy Materials sector provides cement and concrete and aggregates for use in infrastructure, commercial, and residential construction. This sector comprises the Cement and Concrete and Aggregates segments. Demand has been strong for these construction products over the last several years. Cement consumption in the United States, as estimated by the United States Geological Survey (USGS), was up 3% to approximately 121.2 million short tons in calendar 2022, and imported cement consumption represented 21% of total sales in calendar 2022 compared with 18% in calendar 2021.

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

Mineral resources are defined as a concentration or occurrence of material of economic interest in or on the earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for its economic extraction. The amount of resources is a reasonable estimate, taking into account such factors as grade, location, and mining dimensions, while also considering the economic cost of extraction. Mineral resources are classified into three categories, discussed below in decreasing level of confidence. Measured mineral resources are based on conclusive geological evidence and sampling, meaning that evidence is sufficient to test and confirm geological and grade or quality continuity. After applying modifying factors (as noted below in the discussion of mineral reserves), measured resources may be converted to either proven or probable reserves. Indicated resources are based on adequate geological evidence and sampling, meaning that evidence is sufficient to establish geological and grade or quality continuity with reasonable certainty. After applying modifying factors, indicated resources may be converted to probable reserves. Inferred resources are based on limited geological evidence and sampling, meaning that evidence is sufficient only to establish that geological and grade or quality continuity is more likely than not. Inferred resources may not be converted to reserves.

Mineral reserves are defined as an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of a qualified person (QP), can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. Mineral reserves are classified into two categories, discussed below in decreasing level of confidence. Proven mineral reserves are the economically mineable part of a measured mineral resource and only result from conversion of a measured mineral resource. Probable mineral reserves are the economically mineable part of an indicated and, in some cases, a measured mineral resource.

As of March 31, 2023, we had 312.8 million tons of proven and probable limestone reserves, and 683.4 million tons of measured and indicated limestone resources, exclusive of limestone reserves. Approximately 84% of our total reserves are owned, with the rest leased. The point of reference for resources, other than the underground properties associated with the Sugar Creek location, is reported on an in situ basis. Sugar Creek underground resources are reported on a recoverable basis. The point of reference for reserves other than the Louisville and Buda locations are reported on a recoverable or "run-of-mine" basis. Louisville and Buda are reported on an in situ basis. We do not consider any of our individual quarries to be material for disclosure purposes. All of our individual locations have at least 25 years of reserves, with most of our locations having in excess of 50 years. We obtained technical reports from a third-party qualified person for each of our locations during fiscal 2022, except LaSalle, Illinois, which was as of January 31, 2023. The other locations were not updated during fiscal 2023 because we did not add any additional properties and did not do any additional exploration on sites during fiscal 2023. Additionally, the change in selling price did not materially increase, which further supports no material change on the estimated resource and reserve amounts calculated in fiscal 2022. The total reserves for fiscal 2023 for all locations with the exception of LaSalle, Illinois were calculated by taking the reserves as of March 31, 2022 and adjusting them for tons mined in fiscal 2023. These technical reports obtained in fiscal 2022 (fiscal 2023 for LaSalle, Illinois) were prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K.

Below is a summary of our limestone resources, exclusive of limestone reserves, serving each of our cement plants at March 31, 2023:

	Limestone Resources (1)
	(tons in thousands)
Location	Measured	Indicated	Total Measured & Indicated	Inferred
Buda, Texas (2)	51,840	11,300	63,140	1,000
LaSalle, Illinois	19,350	5,700	25,050	50
Sugar Creek, Missouri	67,900	66,000	133,900	32,300
Laramie, Wyoming	60,100	46,900	107,000	360,300
Tulsa, Oklahoma	35,400	10,300	45,700	2,100
Fernley, Nevada	78,400	29,800	108,200	17,200
Louisville, Kentucky	67,500	99,900	167,400	119,200
Fairborn, Ohio	13,880	19,200	33,080	1,700
	394,370	289,100	683,470	533,850

(1) Measured, Indicated and Inferred resources are based on an initial assessment using average selling price assumptions ranging from $13.00 to $18.00 per ton depending on location and market.

(2) Reflects the Company's 50% ownership interest.

Below is a summary of our limestone reserves serving each of our cement plants at March 31, 2023:

	Limestone Reserves (1)
	(tons in thousands)
Location	Proven	Probable	Total Proven & Probable
Buda, Texas (2)	28,900	10,000	38,900
LaSalle, Illinois	14,980	4,450	19,430
Sugar Creek, Missouri	23,320	7,660	30,980
Laramie, Wyoming	38,915	25,400	64,315
Tulsa, Oklahoma	27,520	4,570	32,090
Fernley, Nevada	17,990	6,500	24,490
Louisville, Kentucky	27,375	49,850	77,225
Fairborn, Ohio	25,415	—	25,415
	204,415	108,430	312,845

(1) The economic viability of our reserves was determined using average limestone prices ranging from $13.00 to $18.00 per ton, depending on location and market.

(2) Reflects the Company's 50% ownership interest.

Below is a summary the annual production volumes from our cement quarries:

	Tons Mined
	(tons in thousands)
Location	2023	2022	2021
Buda, Texas (1)	730	800	775
LaSalle, Illinois	1,265	980	1,230
Sugar Creek, Missouri	1,050	1,130	1,100
Laramie, Wyoming	1,000	1,140	1,085
Tulsa, Oklahoma	880	890	910
Fernley, Nevada	570	500	480
Louisville, Kentucky	2,185	2,100	1,965
Fairborn, Ohio	970	920	960
	8,650	8,460	8,505

(1) Reflects the Company's 50% ownership interest.

Our total measured and indicated limestone resources were 683.4 million tons at March 31, 2023, compared with 679.2 million tons at March 31, 2022. The 1% increase was due primarily to exploration at our LaSalle, Illinois mine. Our total proven and probable reserves were 312.9 million tons at March 31, 2023, compared with 321.0 million tons at March 31, 2022. The 3% decline was due to depletion during fiscal 2023.

All of our quarries are close to our operating facilities. See Item 2. Properties for the map showing the locations of all operating facilities for the Company.

Internal Controls

We have compiled reserve and resource estimates with the assistance of third-party QP. In general, the procedure for developing these estimates was a collaboration between site personnel and the QP for each individual site. Past exploration data was field verified and quality was verified by reviewing on-site lab certification or third-party testing. Third-party resource modeling was developed using verified past exploration data and field observations. Where applicable, site-specific ore density, recovery, and loss parameters were used in order to calculate reserves. Property ownership, permit status, and lease evaluations were performed by the third-party QP to evaluate the legal right to mine. When evaluating economic viability, past income statements and operating costs were reviewed, as well as future operating and capital cost estimates. Commodity pricing was either taken from published USGS reports or from reasonable expected pricing given site location and haulage rates.

Cement Plants

We operate eight modern cement plants (one of which is operated through a joint venture), and one slag grinding facility. Our clinker capacity is approximately 6.7 million tons, which is approximately 6% of total U.S. clinker capacity. Clinker is the intermediary product before it is ground into cement powder. All of our cement plants use dry-process technology, and approximately 80% of our clinker capacity is produced from preheater or preheater/pre-calciner kilns, which are generally more energy-efficient kiln types. In addition to production facilities, we also operate over 30 cement storage and distribution terminals, including the Stockton, California terminal purchased on May 3, 2023.

Our cement companies focus on the U.S. heartland and operate as an integrated network selling product mainly in Colorado, Illinois, Kansas, Kentucky, Indiana, Iowa, Missouri, Nebraska, Nevada, Ohio, Oklahoma, Tennessee, and Texas. Our Joint Venture (as defined below) includes a minority interest in an import terminal in Houston, Texas, from which we can purchase up to 495,000 short tons annually. Our slag facility is located near Chicago, Illinois and has 500,000 tons annual grinding capacity.

The following table sets forth information regarding our cement plants at March 31, 2023 (tons are in thousands of short tons):

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

(1) One short ton equals 2,000 pounds.

(2) The amount shown represents 100% of plant capacity. This plant is owned by the Joint Venture in which the Company has a 50% interest.

(3) Net of partner’s 50% interest in the Buda, Texas plant.

All of our cement subsidiaries are wholly owned except the Buda, Texas plant, which is owned by Texas Lehigh Cement Company LP, a limited partnership joint venture (the Joint Venture) owned 50% by us, and 50% by Lehigh Cement Company LLC, a subsidiary of Heidelberg Cement AG.

Our cement production, including our 50% share of the cement Joint Venture production, totaled 6.7 million short tons and 6.9 million short tons for fiscal 2023 and fiscal 2022, respectively. Total net Cement sales, including our 50% share of cement sales from the Joint Venture, were 7.1 million short tons and 7.5 million short tons in fiscal 2023 and fiscal 2022, respectively. Total net Cement sales exceed production primarily because of imports through the Houston import terminal.

Demand, Sales, and Distribution

The principal sources of demand for cement and slag are public infrastructure, private nonresidential construction, and residential construction, with public infrastructure comprising nearly 50% of total demand. Cement consumption in the U.S. increased approximately 3% during calendar 2022, and the Portland Cement Association (PCA) forecasts cement consumption will modestly decline in calendar 2023. Demand for cement is seasonal, particularly in northern states where inclement winter weather often affects construction activity. Cement sales are generally greatest from spring through the middle of autumn. Demand for slag has increased as the availability of fly ash has decreased due to the reduction in the use of coal to generate power.

Because of cement’s low value-to-weight ratio, the relative cost of transporting cement on land is high and limits the geographic area in which each company can profitably market its products. The low value-to-weight ratio generally limits shipments by truck to a 150-mile radius from each plant, up to 300 miles by rail, and further by barge. Consequently, the U.S. cement industry is made up of regional markets rather than a single national selling market. No single cement company has a distribution of plants extensive enough to serve all geographic areas, so profitability is sensitive to shifts in the balance between regional supply and demand.

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

The difficulty in adding cement capacity, coupled with limited alternatives, leads to high U.S. cement manufacturing utilization rates, as well as the need for imported cement when demand levels are high. Cement imports into the U.S. occur mostly to supplement domestic cement production or to supply a particular region. Cement is typically imported into deep water ports along the coast or on the Great Lakes or transported on the Mississippi River system near major population centers. Our position in the U.S. heartland, away from most import terminals, provides a degree of insulation from coastal imports, given the expense of transporting cement from deep water ports into the heartland regions. This geographic position further enhances the value of our plant network.

The USGS estimates that imports represented approximately 21% of cement used in the U.S. during calendar 2022, compared with 18% in calendar 2021. Based on the normal distribution of cement into the market, we believe that no less than approximately 5% to 10% of the total U.S. consumption will consistently be served by imported cement.

The following table sets forth information regarding the geographic areas served by each of our cement and slag plants and the location of our distribution terminals in each area. We have over 30 cement storage and distribution terminals, including the Stockton, California terminal that was purchased on May 3, 2023, that are strategically located to extend the sales areas of our plants.

Plant Location	Type of Plant	Operating Company Name	Principal Geographic Areas	Distribution Terminals (1)
Buda, Texas	Cement	Texas Lehigh Cement Company LP (the Joint Venture)	Texas and western Louisiana	Corpus Christi, Texas; Houston, Texas; Roanoke (Fort Worth), Texas; Waco, Texas; Houston Cement Company (Joint Venture), Houston, Texas
LaSalle, Illinois	Cement	Illinois Cement Company	Illinois, Michigan and southern Wisconsin	Hartland, Wisconsin; South Beloit, Illinois; Ottawa, Illinois
Sugar Creek, Missouri	Cement	Central Plains Cement Company	Western Missouri, eastern Kansas, eastern Nebraska, and Iowa	Sugar Creek, Missouri; Wichita, Kansas; Omaha, Nebraska; Altoona, Iowa;
Tulsa, Oklahoma	Cement	Central Plains Cement Company	Oklahoma, western Arkansas, and southern Missouri	Oklahoma City, Oklahoma; Springfield, Missouri
Laramie, Wyoming	Cement	Mountain Cement Company	Wyoming, Utah, Colorado, and western Nebraska	Salt Lake City, Utah; Denver, Colorado; North Platte, Nebraska
Fernley, Nevada	Cement	Nevada Cement Company	Northern Nevada and northern California	Sacramento, California; Stockton, California (2)
Louisville, Kentucky	Cement	Kosmos Cement Company	Kentucky, Ohio, Indiana, West Virginia, eastern Illinois, western Pennsylvania, and northern Tennessee	Indianapolis, Indiana; Ceredo, West Virginia; Lexington, Kentucky (3); Cincinnati, Ohio; Pittsburgh, Pennsylvania; Nashville, Tennessee Charleston, West Virginia; Mount Vernon, Indiana (3)
Fairborn, Ohio	Cement	Fairborn Cement Company	Ohio, eastern Indiana, and northern Kentucky	Columbus, Ohio
Chicago, Illinois	Slag	Skyway Cement Company	Illinois, Pennsylvania, Iowa, Ohio, Minnesota, Missouri and Kansas	Kansas City, Missouri; Etna, Pennsylvania; Fairfield, Ohio (3)

(1) Each distribution terminal listed in this table is capable of handling cement and/or slag.

(2) As part of the Stockton Acquisition on May 3, 2023, we assumed the lease to this terminal.

(3) These facilities are being leased.

We are leasing the terminal in Fairfield, Ohio under an initial term of four years, with two one-year options, which expire in fiscal 2025. The terminal in Lexington, Kentucky is being leased under an initial term of five years and will be up for renewal in fiscal 2024. The terminal in Mt. Vernon, Indiana is leased through fiscal 2031, and contains options that will allow the renewal of this lease for an additional twenty years. The terminal in Stockton, California is leased through 2035.

Cement and slag are distributed directly to our customers mostly through customer pickups, and also by common carriers from our plants or distribution terminals. We transport cement, slag, and fly ash by truck, barge, and rail to our storage and distribution terminals.

No single customer accounted for more than 10% of our Cement segment sales during fiscal 2023. We do not typically enter into long-term cement sales contracts or have a significant level of order backlog.

Raw Materials and Fuel Supplies

The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained mainly through mining and extraction operations conducted at mines and quarries that we own or lease, and that are located in close proximity to our plants. We believe the estimated recoverable limestone reserves and resources we own or lease will permit each of our plants to operate at our present production capacity for at least 25 years. We are actively seeking to upgrade our extensive high-quality resource base at existing properties to reserves, or acquire additional limestone reserves close to our plants, and believe we will be able to acquire more reserves in the future. All properties have additional resources that have potential with additional engineering and evaluation to be upgraded to reserves. Other raw materials used in substantially smaller quantities than limestone are sand, clay, iron ore, and gypsum. These materials are readily available and can be obtained either from Company-owned or leased reserves, or can be purchased from outside suppliers.

We utilize coal, petroleum coke, natural gas, and alternative fuels to fuel our cement plants. The cost of fuel and power increased throughout fiscal 2023, compared with fiscal 2022, due primarily to higher costs for solid fuels, such as coal and petroleum coke. Much of the increase in the price of these fuels was due to higher delivery costs. We expect the cost of fuel and power to continue to rise in fiscal 2024, especially the cost of solid fuels, in which the cost of both fuel and transportation is expected to increase. In keeping with our commitment to sustainability and cost management, we continue to expand the use of alternative fuels at our cement facilities.

We have an agreement with a steel manufacturer to supply granules necessary for grinding slag. This agreement requires us to purchase up to 550,000 tons of granules, which meet certain specifications, made available by the steel manufacturer each year. Electric power is also a major cost component in the manufacturing process for both cement and slag, and we have sought to diminish overall power costs by adopting interruptible power supply agreements at certain locations. These agreements may expose us to some production interruptions during periods of power curtailment. Historically, we have not had many production interruptions under these agreements.

Environmental Matters

Our cement operations are subject to numerous federal, state, and local laws and regulations pertaining to health, safety, and the environment. Some of these laws, such as the federal Clean Air Act (CAA) and the federal Clean Water Act (CWA) (and analogous state laws) impose environmental-permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Other laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) (and analogous state laws) impose obligations to clean up or remediate spills of hazardous materials into the environment. Still other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. We believe that we have obtained all the material environmental permits that are necessary to conduct our operations. We further believe that we are conducting our operations in substantial compliance with these permits. In addition, none of our manufacturing sites is listed as a CERCLA Superfund site.

The following environmental issues involving the cement manufacturing industry deserve special mention.

Cement Kiln Dust – Our cement operations generate Cement Kiln Dust (CKD) as a byproduct. Because much of this CKD is unreacted raw materials, it is often returned to the production process. Substantially all CKD produced in connection with our ongoing operations is recycled. However, CKD was historically collected and is currently stored on-site at our Nevada, Missouri, Oklahoma and Wyoming cement plants and at a former plant site in Corpus Christi, Texas, which is no longer producing cement. Currently, CKD waste is generally excluded from the definition of hazardous waste under the federal regulations. The U.S. Environmental Protection Agency (EPA) has been evaluating the regulatory status of CKD under the Resource Conservation and Recovery Act (RCRA) since 2002, and thus far has not changed its approach. If either the EPA or the states decide to reclassify or impose new management standards on this CKD at some point in the future, we could incur additional costs to comply with those requirements with respect to our historically collected CKD. CKD that comes in contact with water might produce a leachate with an alkalinity high enough to be classified as hazardous and might also leach certain hazardous trace metals therein.

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

Solid Waste Incineration Regulations – The EPA has promulgated revised regulations for Commercial and Industrial Solid Waste Incineration (CISWI) units, pursuant to Section 129 of the CAA. The EPA has approved several states’ implementation plans under this rule, and has proposed a federal plan that would apply in states that have not submitted and received approval for a state plan. Compared to the Portland Cement Manufacturing Industry National Emission Standards for Hazardous Air Pollutants (PC NESHAP), the CISWI regulations contain requirements across a broader range of pollutants, and the requirement that apply for dioxin/furans for existing and new sources are somewhat more stringent.

Air Quality Standards – The EPA is engaged in an ongoing review and implementation of the national ambient air quality standards (NAAQS) for ozone. The CAA requires the EPA to review, and if necessary, revise the NAAQS every five years. In December 2020, the Trump Administration announced its decision to retain the 2015 ozone NAAQS set by the Obama Administration without change. This December 2020 final action, however, is subject to legal challenge and is currently being reviewed by the EPA pursuant to President Biden’s executive order directing federal agencies to review certain environmental actions taken by the Trump Administration.

In addition, in February 2023, the EPA published a final rule disapproving the State Implementation Plans (SIPs) for twenty-one states, which addressed each state’s obligations to eliminate significant contributions to nonattainment, or interference with maintenance, of the 2015 ozone NAAQS in other states (“interstate transport requirements”). States subject to a SIP Disapproval under this final action relevant to our cement operations include Illinois, Kentucky, Missouri, Nevada, Ohio, Oklahoma, and Texas.

In March 2023, the EPA finalized a proposed Federal Implementation Plan (FIP) addressing twenty-six states’ interstate transport obligations. States subject to the FIP relevant to our cement operations include Illinois, Kentucky, Missouri, Nevada, Ohio, Oklahoma, and Texas. The FIP establishes nitrogen oxide (NOx) emissions limitations beginning in 2026 during the ozone season for kilns used in cement and cement product manufacturing in 20 states, including all the above-listed states. The FIP will be effective 60 days after it is published in the Federal Register.

Our facilities most directly affected by the disapproval by the EPA of the SIPs and the FIP finalized in March 2023 are our cement plants located in Nevada, Oklahoma and Texas. Between February and April 2023, various legal challenges were filed against the EPA’s disapproval of the SIPs for such states including Nevada, Oklahoma and Texas. We also filed our own challenges to the disapproval of the SIPs in these three states. In each of these actions, the petitioners have challenged the failure on the part of the EPA to appropriately defer to the applicable state’s analysis and determinations regarding interstate transport obligations. An adverse outcome in these actions could require us to incur significant capital expenditures related to the installation of additional controls and additional operating costs at the affected facilities or, if the installation of controls proves impracticable, to modify or curtail our operations at such facilities, which could have a material adverse effect on their profitability. These legal proceedings are in their preliminary stages, and we are unable to predict the likely outcome thereof. At present, no legal challenges have been filed against the FIP finalized by the EPA as it has not yet been published in the Federal Register.

Other – We believe that our current procedures and practices in our operations, including those for handling and managing hazardous materials, are consistent with industry standards and are in substantial compliance with applicable environmental laws and regulations. Nevertheless, because of the complexity of our operations and the environmental laws to which we are subject, there can be no assurance that past or future operations will not result in violations, remediation costs, or other liabilities or claims. Moreover, we cannot predict what environmental laws will be enacted or adopted in the future or how such future environmental laws or regulations will be administered or interpreted. Compliance with more stringent environmental laws, or stricter interpretation of existing environmental laws, could necessitate significant capital outlays.

In fiscal 2023, we had $3.1 million of capital expenditures related to compliance with environmental regulations applicable to our Cement operations. We anticipate spending $7.5 million during fiscal 2024.

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

On April 22, 2022, we closed the ConAgg Acquisition, for which we paid approximately $120.2 million. The ConAgg Acquisition included three concrete readymix locations, two aggregate mining operations, three aggregate recycling locations, and approximately 24 concrete trucks. See Footnote (B) to the Audited Consolidated Financial Statements for more information regarding the ConAgg Acquisition.

Aggregate Resources and Reserves

We conduct Aggregate operations near our concrete facilities. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company.

Mineral resources and reserves for our aggregate plants consist of both sand and gravel, as well as limestone, and are defined similarly to how these reserves are defined for our Cement business. See the Limestone Resources and Reserves section in the Cement segment discussion for a more detailed description of how we define mineral resources and reserves.

As of March 31, 2023, we had 116.7 million tons of proven and probable aggregate reserves and 145.3 million tons of measured and indicated aggregate resources, exclusive of aggregate reserves. Approximately 39% of our reserves are owned, with the rest covered under leases expiring between 2040 and 2060. We do not consider any of our individual quarries to be material for disclosure purposes. All of our individual locations have at least 25 years of reserves.

The following table sets forth certain information regarding our aggregates facilities as well as aggregates resources, exclusive of aggregates reserves, at March 31, 2023:

			Aggregates Resources (1)
			(tons in thousands)
Location	Types of Aggregates	Estimated Annual Production Capacity (Thousand tons)	Measured	Indicated	Total Measured & Indicated	Inferred
Central Texas	Limestone and Gravel	2,500	—	—	—	74,700
Kansas City Area (2)	Limestone	—	—	—	—	25,000
Northern Colorado	Sand and Gravel	1,700	21,735	7,135	28,870	7,000
Northern Kentucky	Sand and Gravel	1,000	6,340	58,410	64,750	140,820
Northern Nevada	Sand and Gravel	850	31,650	20,025	51,675	20,515
		6,050	59,725	85,570	145,295	268,035

(1) Aggregate resources are reported on an in situ basis.

(2) The Company currently is not operating its aggregate facility in the Kansas City area.

The following table sets forth certain information regarding our aggregate reserves at March 31, 2023:

	Aggregate Reserves (1)
	(tons in thousands)
Location	Proven	Probable	Total Proven & Probable
Central Texas	59,565	—	59,565
Kansas City Area (2)	—	—	—
Northern Colorado	1,650	11,635	13,285
Northern Nevada	30,080	13,760	43,840
	91,295	25,395	116,690

(1) Aggregate reserves are reported on saleable product basis.

(2) The Company is currently not operating its aggregate facility in the Kansas City area.

Below is a summary the annual production volumes from our aggregates quarries:

	Tons Mined
	(tons in thousands)
Location	2023	2022	2021
Central Texas	1,935	1,815	1,860
Kansas City Area (1)	—	—	—
Northern Colorado	460	—	—
Northern Nevada	760	700	640
	3,155	2,515	2,500

(1) The Company currently is not operating its aggregate facility in the Kansas City area.

Our total measured and indicated aggregates resources increased to 145.3 million tons at March 31, 2023, compared with 20.8 million tons at March 31, 2022 due to the ConAgg Acquisition in northern Colorado, the startup of an aggregates operation in northern Kentucky, and the purchase of land in northern Nevada. Our total proven and probable reserves increased to 117.0 million tons at March 31, 2023, compared with 90.9 million tons at March 31, 2022, due to the same factors responsible for the increase in measured and indicated resources.

The internal controls over our resource and reserve estimates have been compiled in a manner similar to those in our Cement business. See the Internal Controls section in the Cement segment discussion for a more detailed description of our internal controls over resource and reserve estimation.

Our total net Aggregates sales (excluding intercompany tons sold) were 2.9 million tons in fiscal 2023 and 1.5 million tons in fiscal 2022. Total Aggregates production was 4.0 million tons in fiscal 2023 and 2.5 million tons in fiscal 2022. The increase in Aggregates sales and production in fiscal 2023, compared with fiscal 2022 was due to the ConAgg Acquisition. A portion of our total Aggregates production is used internally by our readymix Concrete operations in Texas, northern Colorado, and northern Nevada.

Concrete Plants

We produce and distribute readymix concrete from company-owned sites in Central Texas; the greater Kansas City area; northern Colorado: and northern Nevada. The following table sets forth information regarding these operations as of March 31, 2023:

Location	Number of Plants
Central Texas	9
Kansas City Area	9
Northern Colorado	4
Northern Nevada	8
Total	30

Demand, Sales, and Distribution

Demand for readymix concrete and aggregates largely depends on local levels of construction activity. Construction activity is also subject to weather conditions, the availability of financing at reasonable rates, and overall fluctuations in local economies, and therefore tends to be cyclical. We sell readymix concrete to numerous contractors and other customers in each plant’s marketing area. Our batch plants in Central Texas, the greater Kansas City area, northern Colorado, and northern Nevada are strategically located to serve each marketing area. Concrete is delivered from the batch plants primarily by company-owned trucks. We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from our plants by common carriers and customer pickup. No single customer accounted for more than 10% of fiscal 2023 segment revenue.

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

Raw Materials

We obtain cement and aggregates for our Concrete businesses from primarily related companies, as outlined below:

	Percentage of Internally Supplied
Location	Cement	Aggregates
Central Texas	—	45%
Kansas City Area	100%	—
Northern Colorado	100%	100%
Northern Nevada	100%	98%

We obtain the balance of our cement and aggregates requirements from multiple outside sources in each of these areas.

We mine and extract limestone, sand, and gravel, the principal raw materials used in the production of aggregates, from quarries owned or leased by us and located near our plants. On average, our aggregate reserves exceed 25 years based on normalized production levels, excluding northern Kentucky. We just began mining aggregates from this site and we anticipate, after doing more drilling and analysis, that we will likely reclassify most of the measured and indicated resources to reserves in the next year or two, at which time we will have over 25 years of reserves for this location.

Cost of materials and diesel fuel are the two biggest expense items for readymix concrete, and they increased by 14% and 13%, respectively, in fiscal 2023 compared with fiscal 2022. We anticipate these costs will increase again in fiscal 2024.

Environmental Matters

The concrete and aggregates industry is subject to environmental regulations similar to those governing our Cement operations, which is included in the Environmental Matters section in the Cement segment discussion.

We did not have any capital expenditures related to compliance with environmental regulations applicable to our Concrete and Aggregates operations in fiscal 2023, and we do not anticipate any material spending related to compliance with environmental regulations during fiscal 2024.

Light Materials

Our Light Materials sector comprises the Gypsum Wallboard segment, which produces gypsum wallboard used in residential and commercial construction and repair and remodel activities, and the Recycled Paperboard segment, which produces paper primarily used in the manufacture of gypsum wallboard. Operations in this sector are concentrated in the Sun Belt of the United States, which we define as the lower half of the United States, but not California. Population in the Sun Belt is projected to grow approximately 17% between 2020 and 2050, according to the latest update in April 2023 by Moody’s Analytics. Population growth is a key long-term driver of demand for gypsum wallboard and recycled paperboard.

Gypsum Wallboard

Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial, and industrial structures. Our gypsum wallboard products are marketed under the name American Gypsum.

The gypsum wallboard manufacturing process involves four main steps, as shown in the graphic below:

Gypsum Wallboard Plants, Resources and Reserves

We own and operate five gypsum wallboard plants, outlined in the table below. We anticipate running all our facilities at the level required to meet customer demand, up to maximum capacity. Our gypsum wallboard is distributed in the geographic markets nearest to our production facilities.

Four of our five gypsum wallboard plants are supplied with gypsum from our nearby gypsum quarries, while our wallboard plant in South Carolina is supplied with synthetic gypsum under a long-term supply contract with a third party. We have adequate access to all of our quarries.

Mineral resources and mineral reserves for our Gypsum Wallboard business are defined similarly to how they are defined for our Cement business. See the Limestone Resources and Reserves section in the Cement segment discussion for a more detailed description of how we define mineral resources and reserves.

As of March 31, 2023, we had 68.5 million tons of proven and probable gypsum reserves, and 151.9 million tons of measured and indicated gypsum resources, exclusive of gypsum reserves. Approximately 45% of our reserves are owned, with the rest leased. We do not consider any of our individual quarries to be material for disclosure purposes. We obtained technical reports from a third-party QP for each of our locations during fiscal 2022 except Gypsum, Colorado, which was as of March 31, 2023. The other locations were not updated during fiscal 2023 because we did not add any additional properties, or do any additional exploration on sites during fiscal 2023. Additionally, the change in selling price did not materially increase, which further supports no material change on the estimated resource and reserve amounts calculated in fiscal 2022. The total reserves for fiscal 2023 for all locations with the exception of Gypsum, Colorado, were calculated by taking the reserves as of March 31, 2022 and adjusting them for tons mined in fiscal 2023. These technical reports obtained in fiscal 2022 (fiscal 2023 for Gypsum, Colorado) were prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K.

The following table sets forth certain information regarding our gypsum wallboard plants and gypsum resources, exclusive of gypsum reserves, at March 31, 2023:

		Gypsum Resources (1) (2)
		(tons in thousands)
Location	Approximate Annual Gypsum Wallboard Capacity (MMSF) (3)	Measured	Indicated	Total Measured & Indicated	Inferred
Albuquerque, New Mexico	425	41,800	16,000	57,800	6,300
Bernalillo, New Mexico (4)	550	n/a	n/a	n/a	n/a
Gypsum, Colorado	700	20,740	2,780	23,520	—
Duke, Oklahoma	1,300	27,900	42,700	70,600	59,000
Georgetown, South Carolina (5)	900	n/a	n/a	n/a	n/a
Total	3,875	90,440	61,480	151,920	65,300

(1) Gypsum resources are shown on an in situ basis.

(2) Measured, Indicated and Inferred resources are based on an initial assessment using average selling price assumptions ranging from $13.50 to $16.50 per ton, depending on location and market.

(3) Million Square Feet (MMSF) based on anticipated product mix.

(4) The same resources serve both New Mexico plants.

(5) In 2006, we signed a 60-year supply agreement for synthetic gypsum with Santee Cooper that expires in 2068.

The following table sets forth our gypsum reserves at March 31, 2023:

	Gypsum Reserves (1) (2)
	(tons in thousands)
Location	Proven	Probable	Total Proven & Probable
Albuquerque, New Mexico	19,880	3,650	23,530
Bernalillo, New Mexico (3)	n/a	n/a	n/a
Gypsum, Colorado	17,700	2,300	20,000
Duke, Oklahoma	6,630	18,350	24,980
Georgetown, South Carolina (4)	n/a	n/a	n/a
Total	44,210	24,300	68,510

(1) Gypsum reserves are shown on a recoverable basis.

(2) The economic viability of our reserves were determined using average gypsum prices ranging from $13.50 to $16.50 per ton, depending on location and market.

(3) The same reserves serve both New Mexico plants.

(4) In 2006, we signed a 60-year supply agreement for synthetic gypsum with Santee Cooper that expires in 2068.

Below is a summary the annual production volumes from our gypsum quarries:

	Tons Mined Reserves
	(tons in thousands)
Location	2023	2022	2021
Albuquerque, New Mexico	470	444	520
Bernalillo, New Mexico (1)	n/a	n/a	n/a
Gypsum, Colorado	595	496	550
Duke, Oklahoma	850	607	405
Total	1,915	1,547	1,475

(1) The same reserves serve both New Mexico plants.

Our total measured and indicated gypsum resources were 151.9 million tons at March 31, 2023, compared with 141.9 million tons at March 31, 2022. The 7% increase in measured and indicated resources was due primarily to comfirmation of additional resources from exploration at our Gypsum, Colorado mine. Our total proven and probable reserves were 68.5 million tons at March 31, 2023, compared with 62.5 million tons at March 31, 2022. The 10% increase in proven and probable reserves was due to discovery of additional reserves from exploration at our Gypsum, Colorado mine.

The internal controls over our gypsum resource and reserve estimates are similar to those in our Cement business. See the Internal Controls section in the Cement segment discussion for a more detailed description of our internal controls over resource and reserve estimation.

Our Gypsum Wallboard production totaled 3,123 MMSF in fiscal 2023 and 2,982 MMSF in fiscal 2022. Total Gypsum Wallboard sales were 3,065 MMSF in fiscal 2023 and 2,944 MMSF in fiscal 2022.

Demand, Sales, and Distribution

The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodel activities, (iii) nonresidential construction, and (iv) other markets such as manufactured housing. According to the Gypsum Association, industry shipments of gypsum wallboard increased 3% to 28.2 billion square feet in calendar 2022. We estimate that residential construction and repair and remodel accounted for more than 80% of calendar 2022 industry sales.

Demand for gypsum wallboard closely follows construction industry cycles, particularly housing construction. Demand for wallboard can be seasonal and is generally highest from spring through the middle of autumn.

We sell gypsum wallboard to numerous building-materials dealers, gypsum wallboard specialty distributors, lumber yards, home-center chains, and other customers located throughout the United States, with the exception of the Northeast. Gypsum wallboard is sold on a delivered basis, mostly by truck. We generally use third-party common carriers for deliveries. Three customers collectively accounted for approximately 45% of our Gypsum Wallboard segment sales during fiscal 2023.

Although gypsum wallboard is distributed principally in local areas, certain industry producers (including the Company) have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to regions where demand is strong. Our rail distribution capabilities permit us to service customers in markets on both the east and west coasts, except for the Northeast. Less than 5% of our Wallboard volume sold during fiscal 2023 was delivered via rail.

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

Raw Materials and Fuel Supplies

We mine and extract natural gypsum, the principal raw material used in the manufacture of gypsum wallboard, from quarries owned, leased, or subject to mining claims owned by the Company and located near our plants. Our New Mexico reserves are under lease with the Pueblo of Zia. Gypsum ore reserves at the Gypsum, Colorado plant are contained within a total of 115 placer claims encompassing 2,300 acres. Included in this are 94 unpatented mining claims, where mineral rights can be developed upon completion of permitting requirements. We are currently in the fifteenth year of a 60-year supply agreement (original 20-year term with two 20-year extension options) with a public utility in South Carolina for synthetic gypsum, which we use at our Georgetown, South Carolina plant. If the utility is unable to generate the agreed-upon amount of gypsum, it is responsible for providing gypsum from a third party to fulfill its obligations.

Through our modern low-cost paperboard mill, we manufacture sufficient quantities of paper necessary for our gypsum wallboard production. Paper is a significant cost component in the manufacture of gypsum wallboard, currently representing approximately one-third of our production cost. Paper costs are expected to be relatively consistent throughout fiscal 2024. See Raw Materials and Fuel Supplies in the Recycled Paperboard section for more discussion.

Our gypsum wallboard manufacturing operations use natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by three gas producers under gas-supply agreements expiring in October 2023 for Colorado and South Carolina, and October 2024 for Oklahoma. If the agreements are not renewed, we anticipate being able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. For our Albuquerque plant, we have an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for our Gypsum, Colorado facility is generated at the facility by a cogeneration power plant that we own and operate. Currently, the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Natural gas costs represented approximately 12% of our production costs in fiscal 2023.

Environmental Matters

The gypsum wallboard industry is subject to numerous federal, state, and local laws and regulations pertaining to health, safety, and the environment. Some of these laws, such as the federal CAA and the federal CWA (and analogous state laws), impose environmental permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Some laws, such as CERCLA (and analogous state laws), impose obligations to clean up or remediate spills of hazardous materials into the environment. Other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. None of our Gypsum Wallboard operations is the subject of any pending local, state, or federal environmental proceedings. We do not, and have not, used asbestos in any of our gypsum wallboard products.

We use synthetic gypsum in wallboard manufactured at our Georgetown, South Carolina plant. On April 17, 2015, the EPA published its final rule addressing the storage, reuse, and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (synthetic gypsum). The rule, which applies only to electric utilities and independent power producers, establishes standards for the management of coal combustion residuals (CCRs) under Subtitle D of the RCRA, which is the Subtitle that regulates non-hazardous wastes. The rule imposes requirements addressing CCR surface impoundments and landfills, including location restrictions, design, and operating specifications; groundwater monitoring requirements; corrective action requirements; recordkeeping and reporting obligations; and closure requirements. Beneficial encapsulated uses of CCRs, including synthetic gypsum, are exempt from regulation. The rule became effective on October 19, 2015. Given the EPA’s decision to continue to allow CCR to be used in synthetic gypsum and to regulate CCR under the non-hazardous waste sections of RCRA, we do not expect the rule to materially affect our business, financial condition, and results of operations. The EPA proposed revisions to the final CCR rule in 2018, 2019, and 2020, none of these proposed rules seek to overturn the management of CCR as non-hazardous waste or the regulatory exemption for beneficial encapsulated use of CCR. Accordingly, we do not believe that these proposed revisions are likely to have material effects on our business, financial condition, and results of operations

As discussed in greater detail in the “Environmental Matters” section for Cement, the EPA in October 2015 strengthened the NAAQS for ozone. This resulted in lowering the primary and secondary standards from 75 parts per billion (ppb) to 70 ppb. The EPA completed its attainment/nonattainment designations for the revised standards for all areas of the United States in July 2018. In December 2020, the Trump Administration announced its decision to retain the 2015 ozone NAAQS without change. This December 2020 final action, however, is subject to legal challenge and is currently being reviewed by the EPA pursuant to President Biden’s executive order directing federal agencies to review certain environmental actions taken by the Trump Administration. The EPA has not announced whether it plans to uphold or revise the 2020 ozone NAAQS. Consequently, if areas in or surrounding our operations obtain nonattainment designations, or if the EPA chooses to revise and lower the current ozone NAAQS, our consolidated financial results and operations may be materially impacted.

Our gypsum wallboard manufacturing process combusts natural gas. It is possible that GHG emissions from our manufacturing could become subject to regulation under the CAA as the EPA begins issuing new regulations to achieve President Biden’s GHG emission reduction goals. For a more detailed discussion of this issue, see the “Environmental Matters” section of our Cement business description on pages 12-14.

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

There were $2.0 million of capital expenditures related to compliance with environmental regulations applicable to our Gypsum Wallboard operations during fiscal 2023. We do not anticipate any material capital expenditures related to our Gypsum Wallboard operations during fiscal 2024.

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

Demand, Sales, and Distribution

Our manufactured recycled paperboard products are sold to gypsum wallboard manufacturers and other industrial users. During fiscal 2023, approximately 45% of the recycled paperboard sold by our paper mill was consumed by the Company’s Gypsum Wallboard manufacturing operations. We have contracts with two other gypsum wallboard manufacturers that expire in the next two to three years, that represent approximately 50% of our total segment revenue, with the remaining volume shipped to other gypsum wallboard manufacturers. The loss of any of these contracts or a termination or reduction of their current production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

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

We believe that an adequate supply of recycled paper fiber will continue to be available from sources located within a reasonable proximity of the paper mill. Although we have the capability to receive rail shipments, the vast majority of the recycled fiber purchased is delivered via truck. Prices are subject to market fluctuations based on generation of material (supply), demand, and the presence of the export market. Fiber pricing, on average, increased during the first half of fiscal 2023, before declining in the second half of the fiscal year. We expect fiber prices to remain relatively consistent throughout fiscal 2024. Current gypsum liner customer contracts include price escalators that partially offset and compensate for changes in raw material fiber prices. The chemicals used in the paper making operation, including size, retention aids, biocides, and bacteria controls, are readily available from several manufacturers at competitive prices.

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

Paperboard operations are generally large consumers of energy, mostly natural gas and electricity. Electricity is supplied to the paper mill by Public Service of Oklahoma (PSO), and they have requested an increase in rates for fiscal 2024. Oklahoma is a regulated state for electricity services, and all rate change requests must be presented to the Oklahoma Corporation Commission for review and approval before implementation. At this time, we are unable to estimate how much of the increase will be granted by the Oklahoma Corporation Commission. This power company has been moving its fuel source dependency to natural gas, which could affect our electricity rates in future years. Natural gas costs in fiscal 2023 were higher compared with fiscal 2022, but are expected to decline slightly in fiscal 2024 due to increased supply.

Environmental Matters

There were no capital expenditures related to compliance with environmental regulations applicable to our Recycled Paperboard operations during fiscal 2023. We anticipate spending $10.0 million on a water treatment project during fiscal 2024.

Where You Can Find More Information

We publish our annual reports on Form 10-K and Form DEF 14A, Annual Proxy Statement; our quarterly reports on Form 10-Q; and current reports on Form 8-K. These reports, along with all amendments to them, are available free of charge through the Investor Relations page of our website, located at eaglematerials.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (SEC).

The Company also has a Code of Ethics, Human Rights Policy, Code of Vendor Conduct, and Occupational Health and Safety policies, which can be accessed on our website, as well. Additionally, our Corporate Governance Guidelines and Stock Ownership Guidelines, as well as the charters for the Audit, Compensation, and Corporate Governance Committees of the Board are also available on our website. All of these Corporate Governance and Board Committee Charter documents are available at ir.eaglematerials.com/corporate-governance. Our Environmental and Social Disclosure Report is available at eaglematerials.com.

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

Demand for our construction products and building materials is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. Our products are used in a variety of public infrastructure projects that are funded and financed by federal, state and local governments, including public construction projects and projects to build, expand and repair roads and highways. Our products are also essential to commercial and residential construction.

Although we expect an increase in infrastructure spending by the federal and some state and local governments due to the passage of the Infrastructure Investment and Jobs Act in November 2021, infrastructure spending may be adversely affected by several factors. Under U.S. law, annual funding levels for highways is subject to yearly appropriation reviews. The uncertainties associated with these reviews or other factors could result in states being reluctant to undertake large multi-year highway projects. In general, there can be no assurance as to the amount and timing of appropriations for spending on federal, state or local projects. Any decrease in the amount of government funds available for such projects could have a material adverse effect on our business, financial condition, and results of operations.

The recent rise in inflation and interest rates have negatively impacted the construction industry. Among other things, the industry has experienced rising costs for materials and a decrease in demand. While we cannot predict the extent to which inflation or rising interest rates will continue or increase, any further increases could result in a reduction in residential or commercial activity, which could have a material adverse effect on our business, financial condition, and results of operations. Demand for our products sold to the residential and commercial construction industries could decline if our customers cannot obtain funding for construction projects, or due to other market factors such as labor shortages and supply chain issues.

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

Unfavorable weather conditions, such as snow, cold weather, tornadoes, hurricanes, tropical storms, and heavy or sustained rainfall, can reduce construction activity and adversely affect demand for construction products. In addition, severe weather conditions can impair our ability to continue our operations, and even require the closure of certain of our facilities on a temporary or extended basis. Weather conditions also have the potential to increase our costs (including the cost of natural gas and electric power), reduce our production, or impede our ability to transport our products in an efficient and cost-effective manner.

Similarly, operational difficulties, such as business interruption due to required maintenance, capital improvement projects, or loss of power, can increase our costs and reduce our production. The effect of these risks is more pronounced during peak construction periods, such as the months of April through November, during which any reduction in demand or production could have a disproportionately large effect on our sales and operating profits.

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

Many of the products sold by us are commodities, and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions, and other market conditions beyond our control. Increases in the production capacity of industry participants for products such as gypsum wallboard or cement (including in connection with the increased use of Portland Limestone Cement) or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. Currently, there continues to be significant excess nameplate capacity in the gypsum wallboard industry in the United States. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition, and results of operations.

Our businesses face many competitors.

Our businesses have many domestic and international competitors, some of whom are bigger and have more resources than we do. Our results are affected by the number of competitors in a market, the production capacity that a particular market can accommodate, the pricing practices of other competitors and the entry of new competitors in a market. We also face competition for some of our products from alternative products. For example, our Concrete and Aggregates segment may compete with recycled concrete products that could be used in certain applications instead of new products and our cement operations may compete with international competitors who import products into the United States from jurisdictions with lower production and regulatory costs.

ECONOMIC, POLITICAL, AND LEGAL RISK FACTORS

A pandemic, epidemic, or other public health emergency, such as the COVID-19 pandemic, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic. The COVID-19 pandemic resulted in governments in the United States and elsewhere in the world implementing or reimplementing strict measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. Notwithstanding these measures, we were able to continue our operations throughout the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic had negative impacts on our operations, supply chain, transportation networks and customers. The extent to which a resurgence of the COVID-19 pandemic, or any variant thereof, or any other pandemic, in our primary areas of operation may impact our employees, employee productivity, business, results of operations, financial condition or cash flows will depend on future developments, which remain highly uncertain and cannot be predicted, including, but not limited to, the duration and geographic spread of any outbreak, its severity, the actions to contain the virus or treat its impact.

Our and our customers’ operations are subject to extensive governmental regulation, including environmental laws, which can be costly and burdensome.

Our operations and those of our customers are subject to and affected by federal, state, and local laws and regulations with respect to such matters as land usage, street and highway usage, noise level, and health and safety and environmental matters. In many instances, various certificates, permits, or licenses are required in order for us or our customers to conduct business or carry out construction and related operations. For example, in the environmental area, certain of our waste-burning cement kilns are subject to the CISWI Rule, which is discussed above in “Environmental Matters” in the Cement section. Although we believe that we are in compliance in all material respects with applicable regulatory requirements, there can be no assurance that we will not incur material costs or liabilities in connection with the adoption of new laws or regulations, or changes to or amendments of existing laws or regulations, or that demand for our products will not be adversely affected by regulatory issues affecting our customers. Some of the states in which we operate contain at least one “area” that was designated as being in nonattainment for the 2015 ozone NAAQS or had adopted SIPs to address their interstate transportation obligations, which were disapproved by the EPA, and will be subject to a FIP finalized by the EPA that would impose stricter standards with respect to such obligations. We may be required to meet new control requirements in our facilities in these states requiring significant capital expenditures for compliance and may incur additional operating costs or need to modify or curtail the nature and scope of our operations at such facilities to meet our regulatory obligations. For further information regarding these matters, please refer to Item 1. Business - Industry Segment Information. In addition, future developments, such as the discovery of new facts or conditions, the enactment or adoption of new or stricter laws or regulations, or stricter interpretations of existing laws or regulations, may impose new liabilities on us, require additional investment by us, or prevent us from opening, expanding, or modifying plants or facilities, any of which could have a material adverse effect on our business, financial condition or results of operations.

We have incurred, and in the future expect to incur, significant capital and operating expenditures to comply with such laws and regulations. The cost of complying with such laws and regulations could significantly affect our businesses.

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

Other potential effects of climate change include physical effects such as disruption in production and product distribution as a result of major storm events and shifts in regional weather patterns and intensities. Production and shipment levels for our businesses correlate with general construction activity, most of which occurs outdoors and, as a result, is affected by erratic weather patterns, seasonal changes, and other unusual or unexpected weather-related conditions, which can significantly affect our business, financial condition and results of operations.

We may also communicate certain initiatives and goals regarding GHG and related matters in our SEC filings or in other public disclosures. These initiatives and goals may be difficult and expensive to implement or may not advance at a pace sufficient to meet our goals, and we could be criticized for the scope, accuracy, adequacy or completeness of the disclosure. Further, statements about our GHG-related initiatives and goals, and progress towards these goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. If our GHG-related data, processes and reporting are inaccurate or incomplete, or if we fail to achieve progress with respect to these goals or initiatives on a timely basis or at all, our operations and financial performance could be adversely affected.

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

Our operations are subject to state, federal, and local environmental laws and regulations, which, in some cases, impose strict liability for cleanup or remediation of environmental pollution and hazardous waste regardless of negligence or fault and expose us to liability for the conduct of others or for our actions, even if such actions complied with all applicable laws at the time these actions were taken. These laws and regulations also require pollution control and prevention, site restoration, reclamation, and operating permits, and/or approvals to conduct certain of our operations or expand or modify our facilities. These laws and regulations may also expose us to liability for claims of personal injury or property or natural resources damage related to alleged exposure to, or releases of, regulated or hazardous materials. Certain of our operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. We are unable to estimate accurately the impact on our business or results of operations of any such law or regulation at this time. Risk of environmental liability (including the incurrence of fines, penalties, other sanctions, or litigation liability) is inherent in the operation of our businesses. As a result, it is possible that environmental liabilities and compliance with environmental regulations could have a material adverse effect on our operations in the future.

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

In some instances, we have received access rights or easements from third parties, which allow for a more efficient operation than would exist without the access or easement. A third party could take action to suspend such access or easement, and any such action could be materially adverse to our results of operations or financial conditions.

We may incur significant costs in connection with pending and future litigation.

We are, or may become, party to various lawsuits, claims, investigations, and proceedings, including but not limited to personal injury, environmental, antitrust, tax, asbestos, property entitlements and land use, intellectual property, commercial, contract, product liability, health and safety, and employment matters. The outcome of pending or future lawsuits, claims, investigations, or proceedings is often difficult to predict and could be adverse and require the payment of damages that are material in amount or require changes to the nature and scope of our operations. Developments in these proceedings can lead to changes in management’s estimates of liabilities associated with these proceedings, including as a result of rulings or judgments by a judge, agency, or arbitrator, settlements, or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could have a material adverse effect on our results of operations and cash flows in a particular period. In addition, the defense of these lawsuits, claims, investigations, and proceedings may divert our management’s attention from operating and managing our businesses, and we may incur significant costs in defending these matters.

Our bylaws include a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any internal corporate claims within the meaning of the Delaware General Corporation Law (DGCL), (ii) any derivative action or proceeding brought on our behalf, (iii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees to us or to our stockholders, (iv) any action asserting a claim arising pursuant to any provision of the DGCL, or (v) any action asserting a claim governed by the internal affairs doctrine, will be a state or federal court located within the State of Delaware in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. In addition, our bylaws provide that, unless we consent in writing to selection of an alternative forum, the sole and exclusive forum for any action asserting a claim arising under the Securities Act of 1933, as amended, will be a federal district court. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in our bylaws may limit our stockholders’ ability to pursue claims in a judicial forum of their choosing for disputes with us or our directors, officers, or employees. It is also possible that, notwithstanding the forum selection clause included in our bylaws, a court could rule in specific circumstances that such a provision is inapplicable or unenforceable, which could require that we defend claims in other forums.

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

We have invested and continue to invest in risk management and information security and data privacy measures in order to protect our systems and data, including employee training, organizational investments, incident response plans, table top exercises and technical defenses. The cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex and sophisticated global cyber threats. Although we believe that we have taken adequate measures to protect against data breaches and system disruptions, we are not able to anticipate or prevent all such risks. Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-attacks, and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers. Any material breaches of cybersecurity, including the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data, or media reports of perceived security vulnerabilities to the our systems, products and services or those of our third parties could cause us to experience reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard our customers’ information or financial losses that are either not insured against or not fully covered through any insurance maintained by us. The report, rumor or assumption regarding a potential breach may have similar results, even if no breach has been attempted or occurred. Any of the foregoing may have a material adverse effect on our business, operating results and financial condition.

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

Difficult economic conditions can cause a contraction in the availability, and increase the cost, of credit in the marketplace. Recent inflation and rising interest rates may impact demand for our products and negatively impact our business. A number of our customers or suppliers have been and may continue to be adversely affected by unsettled conditions in capital and credit markets, which in some cases have made it more difficult or costly for them to finance their business operations. These unsettled conditions have the potential to reduce the sources of liquidity for the Company and our customers.

Our results of operations are subject to significant changes in the cost and availability of fuel, energy and other raw materials.

Major cost components in each of our businesses are the costs of fuel, energy, and raw materials. Significant increases in the costs of fuel, energy, or raw materials, or substantial decreases in their availability, could materially and adversely affect our sales and operating profits. Prices for fuel, energy, or raw materials used in connection with our businesses have in some cases been subject to significant changes in a short period of time for reasons outside our control. For example, prices for fuel and electrical power, which are significant components of the costs associated with our Gypsum Wallboard and Cement businesses, have fluctuated significantly in recent years and may increase further in the future. The prices we pay for fuel and electric power are often determined in whole or in part by market-based pricing mechanisms (including spot market pricing mechanisms). In the past, we have experienced significant and unanticipated price increases due to, among other things, unfavorable weather conditions and governmental responses from the resulting shortages in fuel and power.

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

We generally maintain our own reserves of limestone, gypsum, aggregates, and other materials that we use to manufacture our products. Our ability to find and develop quality reserves and accurately calculate and report our reserve estimates depend upon geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which are subject to inherent uncertainties. If any of these estimates proved to be inaccurate, our operations and financial condition could be adversely impacted.

We also obtain certain raw materials used to manufacture our products, such as synthetic gypsum and slag granules, from third parties who produce such materials as by-products of industrial processes. While we try to secure our needed supply of such materials through long-term contracts, those contracts may not be sufficient to meet our needs, or we may be unable to renew or replace existing contracts when they expire or are terminated in the future. Should our existing suppliers cease operations or reduce or eliminate production of these by-products, our costs to procure these materials may increase significantly, or we may be obliged to procure alternatives to replace these materials, which may not be available on commercially reasonable terms or at all. Any such developments may adversely affect our operations and financial condition.

Our production facilities may experience unexpected equipment failures, catastrophic events, and scheduled maintenance.

Our manufacturing processes are complex and dependent upon critical pieces of equipment and effective maintenance programs. Such equipment may, on occasion, be out of service as a result of unanticipated events such as fires, explosions, violent weather conditions, or unexpected operational difficulties. We also have periodically scheduled shut-downs to perform maintenance on our facilities. We consume significant amounts of energy in our production process, and the availability and pricing of these resources are subject to market forces. Any significant interruption in production capability may require us to make significant capital expenditures to remedy problems or damage as well as cause us to lose revenue and profits due to lost production time, which could have a material adverse effect on our results of operations and financial condition. In general, any interruptions in our production processes or limitation in our production capabilities may cause our productivity and results of operations to decline significantly during the affected period.

Mining for raw materials involves risks such as pit wall failures, pillar or ceiling collapse, flooding and seismic events related to geologic conditions and our mining activities. Any ground control event could lead to serious injuries, loss of life, equipment damage, production delays or cessation and increased operating costs which could have a material adverse effect on our results of operations and financial condition.

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

In the past, we have incurred significant indebtedness in connection with acquisition transactions or otherwise to fund the growth and development of our business. As of March 31, 2023, we have $1,099.5 million of debt outstanding. We may also incur significant indebtedness from time to time in the future for these or other reasons. Our future ability to satisfy our debt obligations is subject, to some extent, to financial, market, competitive, legislative, regulatory, and other factors that are beyond our control. Substantial debt obligations could have negative consequences to our business, and, in particular, could impede, restrict, or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

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

The base rate of our debt is determined by our credit rating. If our credit rating were to decline, interest charges on this debt would increase, which would raise the cost of borrowing and lower cash flows from operations.

Increases in interest rates and inflation could adversely affect our business and demand for our products, which would have a negative effect on our results of operations.

Our business is significantly affected by the movement of interest rates. Interest rates have a direct impact on the level of residential, commercial, and infrastructure construction activity by impacting the cost of borrowed funds to builders. Rising interest rates could result in decreased demand for our products, which could have a material adverse effect on our business and results of operations. In addition, recent increases in interest rates have resulted in higher interest expense related to borrowings under our borrowing facilities. The recent rise in inflation has caused our cost of capital to increase, and the purchasing power of our cash resources to decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation, which could have a direct and indirect adverse impact on our business and results of operations.

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

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could adversely affect our businesses.

Our success depends to a significant degree upon the continued services of, and on our ability to attract and retain, our key personnel and executive officers, including qualified management, operations, technical, marketing and sales, and support personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such qualified personnel, which could negatively affect our businesses. Our future success depends, in part, on our ability to identify and develop or recruit talent to succeed our senior management and other key positions throughout the organization. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of these key employees. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Disruption of our business operations due to disputes with organized labor.

Approximately half of our hourly employees are covered by collective bargaining agreements. Labor is a meaningful component in our ability to operate our business and can have a significant impact on the cost of operating our business. Labor shortages could restrict our ability to operate our business and increase costs to operate our business. Additionally, disputes with trade unions or the inability to renew our labor agreements may lead to work stoppages or strikes that could disrupt our business operations and lead to higher costs and/or reduced revenue and operating earnings.

GROWTH RISK FACTORS AND FORWARD-LOOKING STATEMENTS

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

In prior years, we have been able to increase the size and scope of our Cement business in large part through acquisitions of cement plants from third parties. There are a limited number of companies operating cement plants in the United States, and plants typically become available for purchase only infrequently, such as in connection with a merger, acquisition or corporate reorganization or refinancing. When cement plants become available for purchase, the purchase process is often highly competitive, which tends to result in relatively high valuations for the plants offered for sale. There can be no assurance that we will be able to continue to identify appropriate acquisition candidates or acquire cement plants at values that we regard as reasonable.

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

ITEM 1B. Unresolved Staff Comments

There are no unresolved Staff comments.

ITEM 2. Properties

Our operating facilities span the U.S. They include cement plants, quarries, and related facilities; concrete and aggregates plants and quarries; gypsum wallboard plants; and a recycled paperboard mill; as well as distribution terminals and our headquarters in Dallas. All of our facilities are owned, with the exception of our headquarters in Dallas, which is leased through May 2029, and certain terminals, as discussed on page 11. None of our facilities are pledged as security for any debts. Please see the Industry Segment Information section on pages 5-24 for more information about the location of our facilities, and a summary of mineral reserves for each of our applicable businesses.

The following map shows the locations of our operating facilities at March 31, 2023, by type of facility.

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

Please refer to Item 1. Business – Industry Segment Information, for information regarding certain legal proceedings relating to the disapproval by the EPA in February 2023 of SIPs for the States of Nevada, Oklahoma and Texas, which addressed the obligations of such states to eliminate significant contributions to nonattainment, or interference with maintenance, of the 2015 ozone NAAQS in other states. In response to the disapproval of the SIPs for such states, both such states and we have commenced litigation against the EPA. The litigation commenced by us was filed in April 2023 in the Ninth Circuit Court of Appeals, the Tenth Circuit Court of Appeals and the Fifth Circuit Court of Appeals. These actions are in their preliminary stages, and we are unable to predict the likely outcome thereof.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends

As of May 17, 2023, there were approximately 1,100 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends for a discussion of our dividend policy.

SHARE REPURCHASES

On May 17, 2022, the Board of Directors authorized us to repurchase an additional 7,500,000 shares. Including this latest authorization, our Board of Directors has approved the repurchase in the open market of a cumulative total of approximately 55.9 million shares of our Common Stock since we became publicly held in April 1994.

During fiscal years 2023 and 2022, we repurchased 3,075,788 and 3,982,657 shares, respectively, at average prices of $126.05 and $148.08, respectively. We did not repurchase any shares in fiscal 2021. We have repurchased approximately 48.2 million shares from April 1994 through March 31, 2023.

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

Purchases of the Company's common stock during the quarter ended March 31, 2023, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2023	240,000	$139.60	—
February 1 through February 28, 2023	—	—	—
March 1 through March 31, 2023	288,000	139.98	—
Quarter 4 Totals	528,000	$139.81	—	7,747,204

We did not have any sales of unregistered equity securities during fiscal 2023, 2022, or 2021.

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

The graph below compares the cumulative 5-year total return to holders of Eagle Materials Inc. common stock with the cumulative total returns of the Russell 1000 index and the Dow Jones US Building Materials & Fixtures index. The graph assumes that the value of the investment (including the reinvestment of dividends) in the Company’s common stock and in each of the indices was $100 on March 31, 2018, and tracks it through March 31, 2023.

	3/18	3/19	3/20	3/21	3/22	3/23
Eagle Materials Inc.	100.00	82.20	57.22	131.85	126.81	146.14
Russell 1000	100.00	109.30	100.53	161.44	182.86	167.51
Dow Jones US Building Materials & Fixtures	100.00	98.54	90.61	176.04	181.57	172.94

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. Selected Financial Data

SEC Release No. 33-10890 eliminated the requirement of selected financial data previously required by Item 301 of Regulation S-K.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

executive summary

We are a leading manufacturer of heavy construction materials and light building materials in the United States. Our primary products, Portland Cement and Gypsum Wallboard, are commodities that are essential in commercial and residential construction, public construction projects to build, expand, and repair roads and highways, and repair and remodel activities. Demand for our products is generally cyclical and seasonal, depending on economic and geographic conditions. We distribute our products across many United States markets, which provides us with regional economic diversification. However, general economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition, and results of operations.

Our current businesses are organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the fiscal years ended March 31, 2023 and 2022, are presented on a consolidated basis and with respect to these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard.

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

Our business activities are all conducted in the United States. These activities include the mining of limestone for the manufacture and sale of portland cement (a basic construction material that is the essential binding ingredient in concrete); the grinding and sale of slag; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; and the mining and sale of aggregates (crushed stone, sand, and gravel).

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

Subsequent to our fiscal year end, on May 3, 2023 we acquired a cement import distribution terminal in Stockton, California (the Stockton Acquisition). The Stockton Acquisition will be included in our Heavy Materials sector, in the Cement business segment, in fiscal 2024.

MARKET CONDITIONS AND OUTLOOK

Our fiscal 2023 results were strong, with increased operating earnings in our Cement and Gypsum Wallboard segments. Our end markets generally remained resilient despite external challenges, such as increased inflation and higher interest rates. Our regional construction markets continued in most cases to outperform the national averages, and sales volume in our Gypsum Wallboard business was up 4% compared to fiscal 2022.

Demand Outlook

The principal end-use market for Cement is public infrastructure (i.e. roads, bridges, and highways) with residential and nonresidential construction being secondary. Our Cement business continues to maintain a nearly sold-out position. We expect demand for cement to remain strong given increased federal funding from the Infrastructure Investment and Jobs Act for public construction and repair projects during calendar 2023; continued high allocations from state budgets for additional infrastructure projects; and growth in heavy industrial projects. Despite underlying demand growth, our ability to achieve further Cement sales volume growth from our existing facilities is limited, because our integrated cement sales network is operating at high utilization levels.

The principal end use for Gypsum Wallboard is residential housing, consisting of both new construction (single-family and multi-family homes) as well as repair and remodel. We expect tighter U.S. fiscal policy will likely have some adverse impact on residential construction activity as a result of higher mortgage rates; however, the magnitude and duration remains unclear at this time. Gypsum Wallboard orders and shipments currently remain resilient, and we expect home construction backlogs to mitigate the impact from higher interest rates; however, we have experienced a modest decline in our wallboard shipments in the first part of fiscal 2024. Our Recycled Paperboard business sells paper primarily into the gypsum wallboard market, and demand for our paper generally follows the demand for gypsum wallboard.

Cost Outlook

We believe we are well-positioned to manage our cost structure and meet our customers’ needs during the next fiscal year. Our substantial raw material reserves for our Cement, Aggregates, and Gypsum Wallboard businesses, and their proximity to our respective manufacturing facilities, support our low-cost producer position across all our business segments.

Energy and freight costs increased in all our businesses during fiscal 2023. While natural gas costs have recently declined and freight costs have stabilized, we expect solid fuel costs, which are the primary energy costs in manufacturing cement, to increase in fiscal 2024. These increases are expected to affect our Cement business in fiscal 2024.

The primary raw material used to produce paperboard is OCC. Prices for OCC stabilized towards the end of fiscal 2023, and are expected to remain stable during the first part of fiscal 2024. Our current customer contracts for gypsum liner include price adjustments that partially compensate for changes in raw material fiber prices. However, because these price adjustments are not realized until future quarters, material costs in our Gypsum Wallboard segment are likely to be lower in the period that these price adjustments are realized.

Results of Operations

Fiscal Year 2023 Compared with Fiscal Year 2022

	For the Years Ended March 31,
	2023	2022	Percentage Change
	(in thousands, except per share)
Revenue	$2,148,069	$1,861,522	15%
Cost of Goods Sold	(1,508,803)	(1,341,908)	12%
Gross Profit	639,266	519,614	23%
Equity in Earnings of Unconsolidated Joint Venture	35,474	32,488	9%
Corporate General and Administrative	(53,630)	(46,801)	15%
Loss on Early Retirement of Senior Notes	—	(8,407)	—
Other Nonoperating Income	2,654	9,073	(71)%
Interest Expense, net	(35,171)	(30,873)	14%
Earnings Before Income Taxes	588,593	475,094	24%
Income Tax Expense	(127,053)	(100,847)	26%
Net Earnings	$461,540	$374,247	23%
Diluted Earnings per Share	$12.46	$9.14	36%

Revenue

Revenue increased in fiscal 2023 by $286.6 million, or 15%, to $2,148.1 million. The ConAgg Acquisition contributed $44.5 million of Revenue during fiscal 2023. Excluding the ConAgg Acquisition, Revenue increased $242.1 million, or 13%, largely because of higher gross sales prices of approximately $261.8 million, partially offset by lower Sales Volume of $19.7 million. All of our segments contributed to the higher gross sales prices, while lower Sales Volumes primarily related to the Cement and Recycled Paperboard segments. See individual segment disclosure in the Fiscal Year 2023 vs Fiscal Year 2022 Results by Segment section for more information.

Cost of Goods Sold

Cost of Goods Sold increased by $166.9 million, or 12%, to $1,508.8 million in fiscal 2023. The ConAgg Acquisition contributed $42.9 million of Cost of Goods Sold during fiscal 2023. Excluding the ConAgg Acquisition, Cost of Goods Sold increased $124.0 million, or 9%. The increase in Cost of Goods Sold was due to higher operating costs of $143.4 million, partially offset by lower Sales Volume of $19.4 million. Operating costs increased in all of our businesses, except Recycled Paperboard, which is discussed in the Fiscal Year 2023 vs Fiscal Year 2022 Results by Segment section.

Gross Profit

Gross Profit increased by 23% to $639.3 million in fiscal 2023. The increase in Gross Profit was mainly due to higher gross sales prices, partially offset by higher operating costs, as noted above. The gross margin increased to 30% in fiscal 2023 from 28% in fiscal 2022, primarily because of higher gross sales prices.

Equity in Earnings of Unconsolidated Joint Venture

Equity in Earnings of Unconsolidated Joint Venture increased by $3.0 million, or 9%. The increase was mostly due to higher gross sales prices of $20.7 million. This was partially offset by lower Sales Volume and higher operating costs of approximately $3.5 million and $14.2 million, respectively. The higher operating costs were due primarily to increased maintenance, energy, and purchased cement costs, which reduced operating earnings by approximately $5.8 million, $0.6 million, and $6.5 million, respectively.

Corporate General and Administrative

Corporate General and Administrative expenses increased by approximately $6.8 million, or 15%, to $53.6 million in fiscal 2023. The increase was due primarily to higher salary and incentive compensation, legal and professional fees, and information and technology upgrades of approximately $4.1 million, $0.6 million, and $1.1 million, respectively. The increase in salary and incentive compensation was mostly due to executive retirements during the year, as well as increased earnings, while the increase in legal and professional expense was due to acquisitions during the year.

LOSS ON EARLY RETIREMENT OF SENIOR NOTES

In July 2021, the Company redeemed and retired its 4.500% Senior Unsecured Notes due in 2026 prior to the maturity date. As a result of the early retirement, the Company paid a premium of $8.4 million. See Footnote (G) to the Audited Consolidated Financial Statements for more information.

Other nonoperating Income

Other Nonoperating Income was $2.7 million in fiscal 2023, compared with $9.1 million in fiscal 2022. Other Nonoperating Income consists of a variety of items that are nonsegment operating in nature, including lease and rental income, investment income, asset sales, and other miscellaneous income and cost items, such as large nonroutine sales of excess raw materials or energy.

Interest Expense, Net

Interest Expense, net increased by approximately $4.3 million, or 14%, during fiscal 2023. The increase was primarily related to higher interest expense on our Revolving Credit Facility, including the Term Loan, of approximately $12.0 million. The increased interest on our Revolving Credit Facility, including the Term Loan, was partially offset by lower loan amortization expense of approximately $7.4 million. The reduction in loan amortization expense was primarily due to a $6.1 million write-off of debt issuance costs in July 2021 related to our 4.500% Unsecured Senior Notes due in 2026 and our Term Loan. See Footnote (G) to the Audited Consolidated Financial Statements for more information.

Earnings Before Income Taxes

Earnings Before Income Taxes increased to $588.6 million during fiscal 2023, primarily because of higher Gross Profit and Equity in Earnings of Unconsolidated Joint Venture, and lower Loss on Early Retirement of Senior Notes. This was partially offset by higher Corporate General and Administrative expenses and Interest Expense, and lower Other Nonoperating Income.

Income Tax Expense

Income Tax Expense for fiscal 2023 increased to $127.1 million from $100.8 million for fiscal 2022. The effective tax rate was 22%, compared with 21% in the prior year.

Net Earnings and Diluted Earnings per Share
Net Earnings increased 23% in fiscal 2023 to $461.5 million. Diluted Earnings per Share in fiscal 2023 was $12.46, compared with $9.14 for fiscal 2022.

FISCAL YEAR 2023 vs FISCAL YEAR 2022 Results by Segment

The following presents results within our two business sectors in fiscal 2023 and fiscal 2022. Revenue and operating results are organized by sector and discussed by individual business segment within each respective business sector.

Heavy Materials

Cement (1)

	For the Years Ended March 31,
	2023	2022	Percentage Change
	(in thousands, except per ton information)
Revenue, including Intersegment and Joint Venture	$1,074,070	$1,007,094	7%
Less Intersegment Revenue	$(32,915)	$(22,915)	44%
Less Joint Venture Revenue	$(113,518)	$(103,899)	9%
Revenue	$927,637	$880,280	5%

Sales Volume (M Tons)	7,133	7,534	(5)%
Freight and Delivery Costs billed to Customers	$(60,288)	$(60,620)	(1)%
Average Net Sales Price, per ton (2)	$134.36	$119.13	13%
Operating Margin, per ton	$39.08	$34.45	13%
Operating Earnings	$278,762	$259,556	7%

(1)
Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.
(2)
Net of freight, including the Joint Venture.

Cement Revenue was $1,074.1 million for fiscal 2023, a 7% increase over fiscal 2022. Cement Revenue increased by approximately $67.0 million, primarily as a result of higher gross sales prices, which improved Cement Revenue by approximately $109.0 million, partially offset by lower Sales Volume, which reduced Revenue by $42.0 million.

Cement Operating Earnings increased 7% to $278.8 million for fiscal 2023. The increase was due to higher gross sales prices, which positively affected Operating Earnings by approximately $109.0 million. This was partially offset by lower Sales Volume and higher operating expenses, which reduced Operating Earnings by $14.0 million and $75.8 million, respectively. The rise in operating expenses was mostly due to maintenance, energy and purchased cement costs of approximately $25.7 million, $41.4 million and $4.5 million, respectively. The Operating Margin remained flat at 26%, with higher gross sales prices being offset by increased operating costs.

Concrete and Aggregates

	For the Years Ended March 31,
	2023	2022	Percentage Change
	(in thousands, except net sales prices)
Revenue	$239,516	$177,122	35%

Sales Volume
M Cubic Yards of Concrete	1,545	1,333	16%
M Tons of Aggregate	2,909	1,525	91%
Average Net Sales Price
Concrete - Per Cubic Yard	$133.34	$120.97	10%
Aggregates - Per Ton	$11.53	$10.45	10%

Operating Earnings	$18,259	$18,467	(1)%

Concrete and Aggregates Revenue increased 35% to $239.5 million for fiscal 2023. The ConAgg Acquisition contributed $44.5 million of Revenue during fiscal 2023. Excluding the ConAgg Acquisition, Revenue was up by $17.9 million, or 10%. The increase in Revenue was primarily related to higher gross sales prices and Sales Volume, which positively affected Revenue by $15.7 million and $2.2 million, respectively.

Operating Earnings decreased 1% to approximately $18.3 million. Excluding the ConAgg Acquisition, Operating Earnings decreased by $1.8 million to $16.7 million. The decline in Operating Earnings was due to higher operating expenses of $18.1 million. This was partially offset by higher gross sales prices and Sales Volume of $15.7 million and $0.6 million, respectively. The increase in operating expenses was primarily due to higher cost of materials, maintenance, and delivery of approximately $11.4 million, $1.9 million, and $4.5 million, respectively.

Light Materials

Gypsum Wallboard

	For the Years Ended March 31,
	2023	2022	Percentage Change
	(in thousands, except per MMSF information)
Revenue	$872,471	$692,152	26%

Sales Volume (MMSF)	3,065	2,944	4%
Freight and Delivery Costs billed to Customers	$(160,536)	$(130,629)	23%
Average Net Sales Price, per MSF (1)	$232.31	$190.76	22%
Freight, per MSF	$52.38	$44.37	18%
Operating Margin, per MSF	$115.01	$88.82	29%
Operating Earnings	$352,499	$261,476	35%
(1)
Net of freight per MSF.

Gypsum Wallboard Revenue increased 26% to $872.5 million in fiscal 2023. The increase was due to higher gross sales prices and Sales Volume, which positively affected Revenue by $151.9 million and $28.4 million, respectively. Our market share remained relatively flat in fiscal 2023 compared with fiscal 2022.

Operating Earnings increased 35% to $352.5 million for fiscal 2023. The increase was primarily related to higher gross sales prices and Sales Volume of approximately $151.9 million and $10.7 million, respectively. This was partially offset by higher operating expenses of $71.6 million. The rise in operating expenses was primarily related to freight, energy, and raw materials costs of approximately $24.5 million, $12.5 million, and $22.9 million, respectively. During fiscal 2023, Gypsum Wallboard Operating Margin increased to 40% from 38% in fiscal 2022, primarily because of higher gross sales prices, partially offset by higher operating expenses. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in volume have a relatively minor impact on our operating cost per unit.

Recycled Paperboard

	For the Years Ended March 31,
	2023	2022	Percentage Change
	(in thousands, except per ton information)
Revenue, including Intersegment	$201,280	$194,054	4%
Less Intersegment Revenue	(92,835)	(82,086)	13%
Revenue	$108,445	$111,968	(3)%

Sales Volume (M Tons)	326	334	(2)%
Freight and Delivery Costs billed to Customers	$(8,760)	$(7,888)	11%
Average Net Sales Price, per ton (1)	$590.67	$558.28	6%
Freight, per ton	$26.87	$23.62	14%
Operating Margin, per ton	$77.36	$37.73	105%
Operating Earnings	$25,220	$12,603	100%

(1)
Net of freight per ton.

Recycled Paperboard Revenue increased 4% to $201.3 million for fiscal 2023, as higher gross sales prices positively affected Revenue by approximately $11.6 million, partially offset by lower Sales Volume of $4.4 million. The increase in gross sales prices was due to the price adjustment provisions in our long-term sales agreements.

Operating Earnings increased 100% to $25.2 million for fiscal 2023, primarily related to higher gross sales prices and lower operating expenses of $11.6 million and $1.3 million, respectively. This was partially offset by lower Sales Volume of $0.3 million. The decrease in operating expenses was primarily related to lower input costs, namely fiber and raw materials, which increased Operating Earnings by $15.4 million. This was partially offset by higher energy, chemicals, and freight expenses of $5.9 million, $2.4 million, and $4.5 million, respectively. During fiscal 2023, Operating Margin increased to 13% from 6% in fiscal 2022, primarily because of higher gross sales prices and lower operating expenses.

Fiscal Year 2022 Compared with Fiscal Year 2021

Please see our Form 10-K for fiscal year 2022 for the discussion of our Results of Operations and results of Revenue and Operating Earnings by segment for fiscal 2022 compared with fiscal 2021. Our 2022 Form 10-K can be found on the investor page of our website, at eaglematerials.com.

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

Impairment of Long-Lived Assets

We assess our long-lived assets, including mining and related assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or group of assets, may not be recoverable. Long-lived assets, or groups of assets, are evaluated for impairment at the lowest level for which cash flows are largely independent of the cash flows of other assets. We assess recoverability of assets, or groups of assets, by comparing the carrying amount of an asset, or group of assets, to the future undiscounted net cash flows that we expect the asset, or group of assets, to generate. These impairment evaluations are significantly affected by estimates of future revenue, costs and expenses, and other factors. If the carrying value of the assets, or groups of assets, exceeds the undiscounted cash flows, then an impairment is indicated. If such assets, or groups of assets, are considered to be impaired, the impairment is recognized as the amount by which the carrying amount of the asset, or group of assets, exceeds the fair value of the asset, or group of assets.

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

Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. The most important assumption underlying our estimates is the projection of construction spending in the U.S. over the next several years. Actual results may differ materially from those estimates. Changes in market conditions, market trends, interest rates or other factors outside of our control, such as a worldwide pandemic, could cause us to change key assumptions and our judgment about a reporting unit’s prospects. Similarly, in a specific period, a reporting unit could significantly underperform relative to its historical or projected future operating results. Either situation could result in a meaningfully different estimate of the fair value of our reporting units, and a consequent future impairment charge.

The segment breakdown of Goodwill at March 31, 2023 and 2022, was as follows:

	2023	2022
	(dollars in thousands)
Cement	$215,781	$203,342
Concrete and Aggregates	40,774	1,639
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$380,711	$329,137

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

LIQUIDITY AND CAPITAL RESOURCES

We believe that we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures, and debt service obligations, for at least the next twelve months. We will continue to monitor the potential impact of future disruptions on the economy, and on our operations, as well as any other economic impacts related to changing fiscal policy or economic conditions. Please see the Debt Financing Activities section for a discussion of our credit facility and the amount of borrowings available to us in the next twelve-month period.

Cash Flow

The following table provides a summary of our Cash Flows:

	For the Fiscal Years Ended March 31,
	2023	2022
	(dollars in thousands)
Net Cash Provided by Operating Activities	$541,726	$517,171
Investing Activities:
Additions to Property, Plant, and Equipment	(110,143)	(74,121)
Acquisition Spending	(158,451)	—
Net Cash Used in Investing Activities	(268,594)	(74,121)
Financing Activities:
Borrowings Under Revolving Credit Facility	200,000	200,000
Repayment of Borrowings Under Revolving Credit Facility	(43,000)	—
Proceeds from 2.500% Senior Unsecured Notes	—	743,692
Repayment of 4.500% Senior Unsecured Notes	—	(350,000)
Repayment of Term Loan	(7,500)	(665,000)
Dividends Paid to Stockholders	(37,496)	(30,770)
Purchase and Retirement of Common Stock	(387,717)	(589,742)
Proceeds from Stock Option Exercises	5,418	21,366
Premium Paid on Early Retirement of Senior Notes	—	(8,407)
Payment of Debt Issuance Costs	(903)	(7,985)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(6,108)	(5,308)
Net Cash Used in Financing Activities	(277,306)	(692,154)
Net Decrease in Cash and Cash Equivalents	$(4,174)	$(249,104)

Cash Flows from Operating Activities increased by $24.5 million to $541.7 million for fiscal 2023. The increase was largely attributable to higher Net Earnings of $87.3 million, partially offset by changes in Working Capital of $64.1 million.

Working Capital increased by $73.4 million to $308.6 million at March 31, 2023, primarily because of higher Accounts Receivable, Inventories, and Income Tax Receivable of $18.8 million, $55.2 million, and $9.1 million, respectively. This was partially offset by an increase in Current Portion of Long-term Debt of $10.0 million.

The increase in Accounts and Notes Receivable at March 31, 2023, was primarily due to higher Revenue during the quarter ended March 31, 2023, compared with March 31, 2022. As a percentage of quarterly sales generated in the fiscal fourth quarters, Accounts Receivable was 41% at March 31, 2023, and 43% at March 31, 2022. Accounts Receivable related to the ConAgg Acquisition was approximately $6.3 million at March 31, 2023. Management measures the change in Accounts Receivable by monitoring the day’s sales outstanding monthly to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at March 31, 2023. Notes Receivable are monitored on an individual basis, and no significant deterioration in the collectability of Notes Receivable was identified at March 31, 2023.

Our Inventory balance at March 31, 2023, increased approximately $55.2 million from our balance at March 31, 2022. Within Inventories, raw materials and materials-in-progress, finished cement, aggregates, repair parts inventory, and fuel and coal increased by approximately $15.6 million, $7.6 million, $4.7 million, $21.3 million, and $4.1 million, respectively. The increases in raw materials and materials-in-progress, finished cement, and fuel and coal were mostly due to timing, as well as wet weather during March, which adversely affected sales volumes. The increase in aggregate inventories is due primarily to the ConAgg Acquisition, which contributed $3.5 million of the increase at March 31, 2023. The increase in repair parts was primarily due to the timing of outages in our Cement business, most of which occurred in April 2023. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence given that they are basic construction materials. The largest individual balance in our inventory is repair parts. The size and complexity of our manufacturing plants, as well as the age of certain of our plants, creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts.

Net Cash Used in Investing Activities in fiscal 2023 was approximately $268.6 million compared with $74.1 million in fiscal 2022, an increase of approximately $194.5 million. This was primarily due to the ConAgg and Terminal Acquisitions, which increased Net Cash Used in Investing Activities by $158.5 million, and an increase in capital spending of $36.0 million in fiscal 2023, compared with fiscal 2022. The increase in capital spending was mainly due to higher spending in our Heavy Materials sector, primarily in our Concrete and Aggregates segment.

Net Cash Used in Financing Activities was approximately $277.3 million during fiscal 2023, compared with $692.2 million in fiscal 2022. The $414.9 million decrease was primarily due to lower share purchases and retirements, and borrowings and repayments of debt of $202.0 million and $229.2 million, respectively. This was partially offset by higher dividends paid and lower debt issuance costs of $6.7 million and $7.1 million, respectively.

Our debt-to-capitalization ratio and net debt-to-capitalization ratio were 48.1% and 47.8%, respectively, at March 31, 2023, compared with 45.6% and 45.1%, respectively, at March 31, 2022.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities at March 31, 2023:

Maturity
Revolving Credit Facility	May 2027
Term Loan	May 2027
2.500% Senior Unsecured Notes	July 2031

See Footnote (G) to the Audited Consolidated Financial Statements for further details on the Company's debt facilities, including interest rate, and financial and other covenants and restrictions.

The revolving borrowing capacity of our Revolving Credit Facility is $750.0 million (any revolving loans borrowed under the Revolving Credit Facility, as applicable, the Revolving Loans). The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At March 31, 2023, we had $157.0 million outstanding of Revolving Loans under the Revolving Credit Facility and $6.4 million of outstanding letters of credit, leaving us with $586.6 million of available borrowings under the Revolving Credit Facility, net of outstanding letters of credit. We are contingently liable for performance under $26.9 million in performance bonds relating primarily to our mining operations. We do not have any off-balance-sheet debt or any outstanding debt guarantees as of March 31, 2023.

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

As market conditions warrant, the Company may from time to time seek to purchase or repay its outstanding debt securities or loans, including the 2.500% Senior Unsecured Notes, the Term Loan, and any Revolving Credit Loans, in each case, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new debt. The amounts involved in any such purchase transactions, individually or in aggregate, may be material.

Our Senior Unsecured Notes are rated by Moody’s Investor Service (Moody’s) and Standard and Poor’s Global Ratings (S&P). The ratings are typically monitored by stockholders, creditors, or suppliers, and they serve as indicators of the Company’s viability. Below is a summary of the ratings published by the agencies as of the date indicated:

	Moody's	S&P
Corporate/Family Rating	Baa2	BBB
Outlook	Stable	Stable
Guaranteed Senior Notes	Baa2	BBB
Date of Latest Report	January 2023	June 2022

We also have approximately $30.9 million of lease liabilities at March 31, 2023, that have an average remaining life of approximately 10.2 years.

Cash Used for Share Repurchases and Stock Repurchase Program

See table under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” for additional information.

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

Capital Expenditures

The following table shows Capital Expenditures in fiscal years 2023 and 2022:

	For the Fiscal Years Ended March 31,
	2023	2022
	(dollars in thousands)
Land and Quarries	$14,325	$15,943
Plants	64,720	40,843
Buildings, Machinery and Equipment	31,098	17,335
Total Capital Expenditures	$110,143	$74,121

Capital expenditures for fiscal 2024 are expected to range from $145.0 million to $165.0 million and to be allocated across the Heavy Materials and Light Materials sectors. These estimated capital expenditures will include maintenance capital expenditures and improvements, as well as other safety and regulatory projects.

Contractual and Other Obligations

We have certain Contractual Obligations arising from indebtedness, operating leases, and purchase obligations. Future payments due, aggregated by type of contractual obligation, are set forth as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Revolving Credit Facility (1)	$157,000	$—	$—	$157,000	$—
Term Loan (2)	192,500	20,000	20,000	152,500	—
Senior Unsecured Notes	750,000	—	—	—	750,000
Interest and Commitment Fees on Credit Facility (3)	23,253	9,337	11,479	2,437	—
Interest on Term Loan (4)	42,615	11,369	20,923	10,323	—
Interest on Senior Unsecured Notes	154,688	18,750	37,500	37,500	60,938
Operating Leases	38,438	6,875	11,089	6,245	14,229
Purchase Obligations (5)	111,599	65,346	36,532	6,306	3,415
Total	$1,470,093	$131,677	$137,523	$372,311	$828,582

(1) The Revolving Credit Facility expires in May 2027.

(2) The Term Loan facility in May 2027.

(3) We estimate the future cash flows for interest and commitment fees by assuming a level repayment of the Revolving Credit Facility over its remaining term. Actual amounts paid, as well as the payment time periods, will likely differ from this estimate.

(4) The future cash flows for interest on the Term Loan were calculated using the same estimated interest rates as the Revolving Credit Facility.

(5) Purchase obligations are noncancelable agreements to purchase coal, natural gas, slag, and synthetic gypsum; and to fund capital expenditure commitments.

Based on our current actuarial estimates, we do not anticipate making contributions to our defined benefit plans for fiscal year 2024.

Dividends

Dividends paid in fiscal years 2023 and 2022 were $37.5 million and $30.8 million, respectively. There were no dividends paid in fiscal 2021. Dividends were suspended during the early stages of the COVID-19 pandemic, but were reinstated in May 2021.

Inflation and Changing Prices

The Consumer Price Index rose approximately 5.0% in fiscal 2023, 8.5% in fiscal 2022, and 2.6% in fiscal 2021. Prices of all materials and services increased again this year compared with the previous year, with much of the increase related to energy and transportation. During fiscal 2023, the Consumer Price Index for electricity and natural gas increased 10.2% and 5.5%, respectively, while the Consumer Price Index for transportation increased 13.9%. The increase in energy prices resulted in higher costs for our manufacturing businesses during fiscal 2023, and we expect these increases to continue throughout calendar 2023. We have some protection from increasing natural gas costs in fiscal 2024 as we have forward purchase contracts for approximately 30% of our anticipated natural gas usage. Freight costs are expected to rise in fiscal 2024 by approximately 5% to 10%. Our ability to increase sales prices to cover higher costs in the future varies with the level of activity in the construction industry: the number, size, and strength of competitors, as well as the availability of products to supply a local market.

General Outlook

See “Market Conditions and Outlook” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

Refer to Footnote (A) to the Audited Consolidated Financial Statements for information regarding recently issued accounting pronouncements that may affect our financial statements.

Forward-Looking Statements

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not historical facts or guarantees of future performance but instead represent only the Company’s belief at the time the statements were made regarding future events which are subject to certain risks, uncertainties and other factors, many of which are outside the Company’s control. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company’s actual performance include the following: the cyclical and seasonal nature of the Company’s businesses; public infrastructure expenditures; adverse weather conditions; the fact that our products are commodities and that prices for our products are subject to material fluctuation due to market conditions and other factors beyond our control; availability of raw materials; changes in the costs of energy, including, without limitation, electricity, natural gas, coal and oil, and the nature of our obligations to counterparties under energy supply contracts, such as those related to market conditions (such as fluctuations in spot market prices), governmental orders and other matters; changes in the cost and availability of transportation; unexpected operational difficulties, including unexpected maintenance costs, equipment downtime and interruption of production; material nonpayment or nonperformance by any of our key customers; inability to timely execute announced capacity expansions; difficulties and delays in the development of new business lines; governmental regulation and changes in governmental and public policy (including, without limitation, climate change and other environmental regulation); possible outcomes of pending or future litigation or arbitration proceedings; changes in economic conditions specific to any one or more of the Company’s markets; adverse impact of severe weather conditions (such as winter storms, tornadoes and hurricanes) on our facilities, operations and contractual arrangements with third parties; competition; cyber-attacks or data security breaches; announced increases in capacity in the gypsum wallboard and cement industries; changes in the demand for residential housing construction or commercial construction or construction projects undertaken by state or local governments; the availability of acquisitions or other growth opportunities that meet our financial return standards and fit our strategic focus; risks related to pursuit of acquisitions, joint ventures and other transactions or the execution or implementation of such transactions, including the integration of operations acquired by the Company; general economic conditions; and interest rates. For example, increases in interest rates, decreases in demand for construction materials or increases in the cost of energy (including, without limitation, electricity, natural gas, coal and oil) could affect the revenue and operating earnings of our operations. In addition, changes in national or regional economic conditions and levels of infrastructure and construction spending could also adversely affect the Company’s result of operations. Finally, any forward-looking statements made by the Company are subject to the risks and impacts associated with natural disasters, pandemics or other unforeseen events, including, without limitation, any resurgence of the COVID-19 pandemic and responses thereto, as well as their impact on economic conditions, capital and financial markets. All forward-looking statements made herein are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed herein will increase with the passage of time. The Company undertakes no duty to update any forward-looking statement to reflect future events or changes in the Company’s expectations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility and Term Loan. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At March 31, 2023, we had $157.0 million outstanding under the Revolving Credit Facility and $192.5 million outstanding under the Term Loan, under which borrowings bear interest at a variable rate based on SOFR. A hypothetical 100 basis point increase in interest rates on these outstanding borrowings would increase our interest expense by $3.5 million on an annual basis. We do not presently utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, petroleum coke, natural gas, and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing use of alternative fuels.

ITEM 8. Financial Statements and Supplementary Data

Financial Information

Index to Financial Statements and Related Information
PAGE
Eagle Materials Inc.:
Consolidated Statements of Earnings for the Years Ended March 31, 2023, 2022, and 2021	62
Consolidated Statements of Comprehensive Earnings for the Years Ended March 31, 2023, 2022, and 2021	63
Consolidated Balance Sheets as of March 31, 2023 and 2022	64
Consolidated Statements of Cash Flows for the Years Ended March 31, 2023, 2022, and 2021	65
Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2023, 2022, and 2021	66
Notes to Consolidated Financial Statements	67
Report of Independent Registered Public Accounting Firm	96
Auditor Name: Ernst & Young LLP
Auditor Location: Dallas, Texas
Auditor Firm ID: 42

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Earnings

	For the Years Ended March 31,
	2023	2022	2021
	(dollars in thousands, except share and per share data)
Revenue	$2,148,069	$1,861,522	$1,622,642
Cost of Goods Sold	1,508,803	1,341,908	1,214,287
Gross Profit	639,266	519,614	408,355
Equity in Earnings of Unconsolidated Joint Venture	35,474	32,488	37,441
Corporate General and Administrative Expense	(53,630)	(46,801)	(49,511)
Loss on Early Retirement of Senior Notes	—	(8,407)	—
Gain on Sale of Businesses	—	—	51,973
Other Nonoperating Income	2,654	9,073	20,274
Interest Expense, net	(35,171)	(30,873)	(44,420)
Earnings from Continuing Operations Before Income Taxes	588,593	475,094	424,112
Income Taxes	(127,053)	(100,847)	(89,946)
Earnings from Continuing Operations	461,540	374,247	334,166
Earnings from Discontinued Operations, net of Income Taxes	—	—	5,278
Net Earnings	$461,540	$374,247	$339,444

BASIC EARNINGS PER SHARE
Continuing Operations	$12.54	$9.23	$8.04
Discontinued Operations	—	—	0.13
Net Earnings	$12.54	$9.23	$8.17
DILUTED EARNINGS PER SHARE
Continuing Operations	$12.46	$9.14	$7.99
Discontinued Operations	—	—	0.13
Net Earnings	$12.46	$9.14	$8.12
AVERAGE SHARES OUTSTANDING
Basic	36,798,354	40,547,048	41,543,067
Diluted	37,052,942	40,929,712	41,826,709
CASH DIVIDENDS PER SHARE	$1.00	$0.75	$0.10

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Comprehensive Earnings

	For the Years Ended March 31,
	2023	2022	2021
	(dollars in thousands)
Net Earnings	$461,540	$374,247	$339,444
Net Actuarial Change in Defined Benefit Plans:
Unrealized (Loss) Gain During the Period, net of tax (benefit) expense of $(147), $48, and $33	(465)	161	101
Amortization of Net Actuarial Gain (Loss), net of tax (expense) benefit of $30, $39, and $(49)	93	104	(154)
Comprehensive Earnings	$461,168	$374,512	$339,391

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Balance Sheets

	March 31,
	2023	2022
	(dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$15,242	$19,416
Accounts and Notes Receivable, net	195,052	176,276
Inventories	291,882	236,661
Income Tax Receivable	16,267	7,202
Prepaid and Other Assets	3,060	3,172
Total Current Assets	521,503	442,727
Property, Plant, and Equipment, net	1,662,061	1,616,539
Notes Receivable	7,382	8,485
Investment in Joint Venture	89,111	80,637
Operating Lease Right-of-Use Assets	20,759	23,856
Goodwill and Intangible Assets, net	466,043	387,898
Other Assets	14,143	19,510
Total Assets	$2,781,002	$2,579,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$110,408	$113,679
Accrued Liabilities	86,472	86,754
Operating Lease Liabilities	6,009	7,118
Current Portion of Long-term Debt	10,000	—
Total Current Liabilities	212,889	207,551
Long-term Debt	1,079,032	938,265
Noncurrent Operating Lease Liabilities	24,940	29,212
Other Long-term Liabilities	41,603	38,699
Deferred Income Taxes	236,844	232,369
Total Liabilities	1,595,308	1,446,096
Stockholders’ Equity
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 35,768,376 and 38,710,929 Shares, respectively	358	387
Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(3,547)	(3,175)
Retained Earnings	1,188,883	1,136,344
Total Stockholders’ Equity	1,185,694	1,133,556
	$2,781,002	$2,579,652

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2023	2022	2021
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$461,540	$374,247	$339,444
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Noncash Activity:
Depreciation, Depletion, and Amortization	138,554	128,811	129,087
Write-off of Debt Issuance Costs	—	6,101	—
Deferred Income Tax Provision	4,475	6,383	59,319
Stock Compensation Expense	17,155	14,264	15,293
Gain on Sale of Businesses	—	—	(61,203)
Equity in Earnings of Unconsolidated Joint Venture	(35,474)	(32,488)	(37,441)
Distributions from Joint Venture	27,000	27,250	36,000
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(12,035)	(29,209)	2,127
Inventories	(47,946)	(912)	30,002
Accounts Payable and Accrued Liabilities	(7,797)	27,192	9,541
Other Assets	4,955	(1,331)	(6,455)
Income Taxes Receivable	(8,701)	(3,137)	127,359
Net Cash Provided by Operating Activities	541,726	517,171	643,073
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(110,143)	(74,121)	(53,933)
Acquisition Spending	(158,451)	—	—
Proceeds from Sale of Businesses	—	—	91,022
Net Cash Provided by (Used in) Investing Activities	(268,594)	(74,121)	37,089
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Revolving Credit Facility	200,000	200,000	—
Repayment of Borrowings Under Revolving Credit Facility	(43,000)	—	(560,000)
Proceeds from 2.500% Senior Unsecured Notes	—	743,692	—
Repayment of 4.500% Senior Unsecured Notes	—	(350,000)	—
Repayment of Term Loan	(7,500)	(665,000)	—
Dividends Paid to Stockholders	(37,496)	(30,770)	(4,163)
Purchase and Retirement of Common Stock	(387,717)	(589,742)	—
Proceeds from Stock Option Exercises	5,418	21,366	40,455
Premium Paid on Early Retirement of Senior Notes	—	(8,407)	—
Payment of Debt Issuance Costs	(903)	(7,985)	(2,396)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(6,108)	(5,308)	(4,186)
Net Cash Used in Financing Activities	(277,306)	(692,154)	(530,290)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,174)	(249,104)	149,872
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,416	268,520	118,648
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,242	$19,416	$268,520

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2020	$416	$10,943	$960,065	$(3,581)	$967,843
Net Earnings	—	—	339,444	—	339,444
Stock Option Exercises and Restricted Share Vesting	8	40,449	—	—	40,457
Stock Compensation Expense	—	15,291	—	—	15,291
Shares Redeemed to Settle Employee Taxes	—	(4,186)	—	—	(4,186)
Sale of Business with Unfunded Pension Liability	—	—	—	254	254
Unfunded Pension Liability, net of tax	—	—	—	(113)	(113)
Balance at March 31, 2021	$424	$62,497	$1,299,509	$(3,440)	$1,358,990
Net Earnings	—	—	374,247	—	374,247
Stock Option Exercises and Restricted Share Vesting	3	21,363	—	—	21,366
Stock Compensation Expense	—	14,264	—	—	14,264
Shares Redeemed to Settle Employee Taxes	—	(5,308)	—	—	(5,308)
Purchase and Retirement of Common Stock	(40)	(92,816)	(496,886)	—	(589,742)
Dividends to Stockholders	—	—	(40,526)	—	(40,526)
Unfunded Pension Liability, net of tax	—	—	—	265	265
Balance at March 31, 2022	$387	$—	$1,136,344	$(3,175)	$1,133,556
Net Earnings	—	—	461,540	—	461,540
Stock Option Exercises and Restricted Share Vesting	2	5,416	—	—	5,418
Stock Compensation Expense	—	17,155	—	—	17,155
Shares Redeemed to Settle Employee Taxes	—	(6,108)	—	—	(6,108)
Purchase and Retirement of Common Stock	(31)	(16,463)	(371,961)	—	(388,455)
Dividends to Stockholders	—	—	(37,040)	—	(37,040)
Unfunded Pension Liability, net of tax	—	—	—	(372)	(372)
Balance at March 31, 2023	$358	$—	$1,188,883	$(3,547)	$1,185,694

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

Accounts and Notes Receivable

Accounts and Notes Receivable have been shown net of the allowance for doubtful accounts of $6.9 million and $6.7 million at March 31, 2023 and 2022, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for noncollection of receivables is based on our assessment of the collectability of outstanding accounts receivable, and includes a provision for probable losses based on historical write-offs, adjusted for current economic trends in the construction industry, and a specific reserve for accounts deemed at risk. We have no significant credit risk concentration among our diversified customer base. Bad debt expense was approximately $0.3 million, $0.3 million, and $0.7million for the fiscal years ended March 31, 2023, 2022, and 2021, respectively. Write-offs of accounts receivable were approximately $0.1 million, $1.6 million, and $1.2 million for the fiscal years ended March 31, 2023, 2022, and 2021, respectively.

We had Notes Receivable totaling approximately $8.5 million at March 31, 2023, of which $1.1 million was classified as current. On April 28, 2023, we collected the entire $8.5 million balance owed under the Notes Receivable. From time to time, we lend funds to certain companies in the ordinary course of business. The notes are generally collateralized by certain assets of the borrowers, namely property and equipment. We monitor the credit risk of each borrower by focusing on the timeliness of payments, credit history review, credit metrics, and interaction with the borrowers.

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

	March 31,
	2023	2022
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$96,880	$81,308
Finished Cement	46,364	38,769
Aggregates	8,309	3,558
Gypsum Wallboard	4,244	3,452
Paperboard	8,651	7,462
Repair Parts and Supplies	112,885	91,593
Fuel and Coal	14,549	10,519
	$291,882	$236,661

Property, Plant, and Equipment

Property, Plant, and Equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Annual maintenance is expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets and totaled $129.6 million, $122.4 million, and $120.7 million, for the fiscal years ended March 31, 2023, 2022, and 2021, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated useful lives of the related assets are as follows:

Plants	20 to 30 years
Buildings	20 to 40 years
Machinery and Equipment	3 to 25 years

Maintenance and repair expenses are included in each segment’s costs and expenses. We incurred $173.4 million, $147.8 million, and $137.2 million of maintenance and repair expenses in the fiscal years ended March 31, 2023, 2022, and 2021, respectively, which is included in Cost of Goods Sold on the Consolidated Statement of Earnings.

We periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. See Impairment or Disposal of Long-lived and Intangible Assets in the following section for more information about the impairments.

Goodwill and Intangible Assets

Goodwill

We annually assess Goodwill in the fourth quarter of our fiscal year, or more frequently when indicators of impairment exist. Impairment testing for Goodwill is done at the reporting unit, which is consistent with the reportable segment.

Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. Prior to performing the Step 1 quantitative test, we may, at our discretion, perform an optional qualitative analysis, or we may choose to proceed directly to the Step 1 quantitative test. The qualitative analysis considers the impact of the following events and circumstances on the reporting unit being tested: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity-specific events. If, as a result of this qualitative analysis, we conclude that it is more likely than not (a likelihood of greater than 50%) that the fair value of the reporting unit exceeds its carrying value, then an impairment does not exist and the Step 1 quantitative test is not required. If we are unable to conclude that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then we proceed to the Step 1 quantitative test.

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

We performed qualitative assessments on all of our reporting units in the fourth quarter of fiscal 2023 and 2022. As a result of these qualitative assessments, we determined it was not more likely than not that an impairment existed; therefore, we did not perform a Step 1 quantitative test in either fiscal 2023 or 2022. We performed a Step 1 quantitative impairment test on our all of our reporting units with Goodwill during the fourth quarter of fiscal 2021. We estimated the fair value of the reporting unit using a discounted cash flow model as well as a market analysis. Key assumptions in the model included estimated average net sales prices, sales volumes, and the estimated weighted average cost of capital specific to each industry. Based on the results of the Step 1 quantitative impairment analysis, we concluded that the fair values of the reporting units substantially exceeded their carrying values, and therefore no impairment was recognized.

Goodwill and Intangible Assets

Goodwill and Intangible Assets at March 31, 2023 and 2022, consist of the following:

	March 31, 2023
	Amortization Period	Cost	Additions	Accumulated Amortization	Net
	(dollars in thousands)
Goodwill and Intangible Assets:
Customer Contracts and Relationships	15 years	$108,610	$32,584	$(75,413)	$65,781
Permits	25-40 years	30,410	350	(12,519)	18,241
Trade Name	15 years	1,500	400	(590)	1,310
Goodwill		329,137	51,574	—	380,711
Total Goodwill and Intangible Assets		$469,657	$84,908	$(88,522)	$466,043

	March 31, 2022
	Amortization Period	Cost	Additions	Accumulated Amortization	Net
	(dollars in thousands)
Goodwill and Intangible Assets:
Customer Contracts and Relationships	15 years	$108,610	$—	$(69,866)	$38,744
Permits	25-40 years	30,410	—	(11,629)	18,781
Trade Name	15 years	1,500	—	(264)	1,236
Goodwill		329,137	—	—	329,137
Total Goodwill and Intangible Assets		$469,657	$—	$(81,759)	$387,898

Amortization expense of intangibles was $6.8 million, $4.4 million, and $4.5 million for the fiscal years ended March 31, 2023, 2022, and 2021, respectively. Amortization expense is expected to be approximately $6.8 million in fiscal 2024, $6.6 million in fiscal 2025 and 2026, $6.4 million in fiscal 2027, and $6.3 million in fiscal 2028.

Impairment or Disposal of Long-Lived and Intangible Assets

We assess our long-lived assets, including mining and related assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or group of assets, may not be recoverable. Long-lived assets, or group of assets, are evaluated for impairment at the lowest level for which cash flows are largely independent of the cash flows of other assets. We assess recoverability of assets, or group of assets, by comparing the carrying amount of an asset, or group of assets, to the future undiscounted net cash flows that we expect the asset, or group of assets, to generate. These impairment evaluations are significantly affected by estimates of future revenue, costs and expenses, and other factors. If the carrying value of the assets, or group of assets, exceeds the undiscounted cash flows, then an impairment is indicated. If such assets, or group of assets, are considered to be impaired, the impairment is recognized as the amount by which the carrying amount of the asset, or group of assets, exceeds the fair value of the asset, or group of assets. Any assets held for sale are reflected at the lower of their carrying amount or fair value less cost to sell. There were no indicators of impairment related to our long-lived assets during fiscal 2023.

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

Stock Repurchases

Shares repurchased by the Company are considered retired and available for future issuance. When shares are repurchased, the Company first reduces Capital in Excess of Par Value, and if there is no balance in this account, the purchases are recorded as a reduction of Retained Earnings.

On May 17, 2022, the Board of Directors authorized the Company to repurchase an additional 7,500,000 shares. During fiscal years 2023 and 2022, we repurchased 3,075,788 and 3,982,657 shares, respectively, at average prices of $126.05 and $148.08, respectively. We did not repurchase any shares in fiscal 2021. At March 31, 2023, the remaining authorized shares for repurchase totaled 7,747,204 shares.

Revenue Recognition

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard, and recycled paperboard. The majority of Revenue from the sale of concrete, aggregates, and gypsum wallboard is originated by purchase orders from our customers, who are mainly third-party contractors and suppliers. Revenue from the sale of cement is sold point-of-sale to customers under sales orders. Revenue from our Recycled Paperboard segment is generated mostly through long-term supply agreements. These agreements do not have a stated maturity date, but may be terminated by either party with a two to three year notice period. We invoice customers upon shipment, and our collection terms range from 30 to 75 days. Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard that is not related to long-term supply agreements is recognized upon shipment of the related products to customers, which is when title and ownership are transferred, and the customer is obligated to pay.

Revenue from sales under our long-term supply agreements is also recognized upon transfer of control to the customer, which occurs at the time the product is shipped from the production facility. Our long-term supply agreements with customers define, among other commitments, the volume of product that we must provide and the volume that the customer must purchase by the end of the defined periods. Pricing structures under our agreements are generally market-based, but are subject to certain contractual adjustments. Shortfall amounts, if applicable under these arrangements, are constrained and not recognized as Revenue until agreement is reached with the customer and there is no risk of reversal.

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

Approximately $229.6 million, $199.1 million, and $177.5 million of freight for the fiscal years ended March 31, 2023, 2022, and 2021, respectively, were included in both Revenue and Cost of Goods Sold in our Consolidated Statement of Earnings.

Other Nonoperating Income includes lease and rental income, asset sale income, non-inventoried aggregates sales income, and trucking income, as well as other miscellaneous revenue items and costs that have not been allocated to a business segment.

See Footnote (I) for disaggregation of Revenue by segment.

Comprehensive Income/Losses

As of March 31, 2023, we have an Accumulated Other Comprehensive Loss of $3.5 million, which is net of income taxes of $1.0 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

Consolidated Cash Flows – Supplemental Disclosures

Supplemental cash flow information is as follows:

	For the Years Ended March 31,
	2023	2022	2021
	(dollars in thousands)
Cash Payments:
Interest	$31,596	$21,298	$42,343
Income Taxes	131,512	86,407	32,870
Operating Cash Flows Used for Operating Leases	8,314	8,141	10,741

Noncash Financing Activities:
Right-of-Use Assets Obtained for Capitalized Operating Leases	$1,711	$2,598	$272
Excise Tax on Share Repurchases	738	—	—

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

Total Selling, General, and Administrative Expenses for each of the periods are summarized as follows:

	For the Years Ended March 31,
	2023	2022	2021
	(dollars in thousands)
Operating Units Selling, G&A	$65,468	$56,561	$56,309
Corporate G&A	53,630	46,801	49,511
	$119,098	$103,362	$105,820

Earnings per Share

	For the Years Ended March 31,
	2023	2022	2021
Weighted-Average Shares of Common Stock Outstanding	36,798,354	40,547,048	41,543,067
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	418,659	539,309	570,325
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(290,590)	(343,917)	(429,815)
Restricted Stock Units	126,519	187,272	143,132
Weighted-Average Common Stock and Dilutive Securities Outstanding	37,052,942	40,929,712	41,826,709

The line Less Shares Repurchased from Proceeds of Assumed Exercised Options includes unearned compensation related to outstanding stock options.

There were 52,375; 6,053; and 569,431 stock options at an average exercise price of $127.06 per share, $139.80 per share, and $89.11 per share, respectively, that were excluded from the computation of diluted earnings per share for the fiscal years ended March 31, 2023, 2022, and 2021, because such inclusion would have been anti-dilutive.

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

Recent Accounting Pronouncements

RECENTLY ADOPTED

None.

PENDING ADOPTION

None.

(B) ACQUISITIONS

ConAgg Acquisition

On April 22, 2022, we purchased the assets of a readymix concrete and aggregates business (the ConAgg Acquisition), which was accounted for under the acquisition method. The purchase price of the ConAgg Acquisition, after subsequent working capital adjustments, was approximately $120.2 million. The purchase price and expenses incurred in connection with the ConAgg Acquisition were funded primarily through borrowings under our Revolving Credit Facility. Operations related to the ConAgg Acquisition are included in the Concrete and Aggregates business in our segment reporting from April 22, 2022 through March 31, 2023.

The following table summarizes the allocation of the Purchase Price to assets acquired and liabilities assumed:

(dollars in thousands)
Working Capital	$10,780
Property, Plant, and Equipment	39,489
Intangible Assets	30,750
Goodwill	39,135
Total Purchase Price	$120,154

The estimated useful lives assigned to Property, Plant, and Equipment range from 5 to15 years, while the estimated useful lives assigned to Intangible Assets range from 2 to 15 years.

The following table presents the Revenue and Operating Earnings related to the ConAgg Acquisition that has been included in our Consolidated Statement of Earnings from April 22, 2022 through March 31, 2023.

For the Year Ended March 31,
2023
(dollars in thousands)
Revenue	$44,546
Operating Earnings	$1,615

Included in Operating Earnings shown above is approximately $8.2 million and $2.2 million related to depreciation and amortization and the recording of inventories at fair value, respectively.

Terminal Acquisition

On September 16, 2022, we acquired a cement distribution terminal located in Nashville, Tennessee (the Terminal Acquisition), which was accounted for under the acquisition method. The purchase price of the Terminal Acquisition was approximately $39.5 million. The Terminal Acquisition was funded through borrowings under our Revolving Credit Facility. Operations related to the Terminal Acquisition are included in the segment reporting for our Cement business from September 16, 2022 through March 31, 2023.

The following table summarizes allocation of the Terminal Acquisition purchase price to the assets acquired and liabilities assumed:

(dollars in thousands)
Working Capital	$1,116
Property, Plant, and Equipment	23,301
Intangible Assets	2,589
Goodwill	12,439
Total Purchase Price	$39,445

All Goodwill generated by the ConAgg and Terminal Acquisitions is deductible for income tax purposes.

Subsequent Acquisition

On May 3, 2023, we acquired a cement import distribution terminal in Stockton, California (the Stockton Acquisition). The Stockton Acquisition will be included in our Heavy Materials sector, in the Cement business segment, in fiscal 2024.

(C) discontinued operations and other dispositions

Discontinued Operations

On September 18, 2020, we sold our Oil and Gas Proppants business (the Proppants Business) to Smart Sand, Inc., a Delaware corporation (the Purchaser), pursuant to an Equity Purchase and Sale Agreement (the Purchase Agreement) between the Company and the Purchaser. The sale of this business excluded certain assets, namely real property and equipment in south Texas, real property in Illinois and certain other assets. The purchase price (the Purchase Price) paid by the Purchaser for the acquisition of the Proppants Business was $2.0 million paid in shares of common stock of the Purchaser. The shares were valued at March 31, 2023, 2022, and 2021 using Level 1 inputs at the quoted market price of the shares, and the shares are classified as Other Assets in our Consolidated Balance Sheet at March 31, 2023 and 2022.

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

The following is a summary of operating results included in Earnings from Discontinued Operations for the fiscal year ended March 31, 2021:

(dollars in thousands)
Revenue	$1,045
Cost of Goods Sold	3,415
Gross Profit	(2,370)
Other Nonoperating Income	226
Gain on Sale of Discontinued Operations	9,230
Impairment Losses	—
Earnings from Discontinued Operations	7,086
Income Tax Expense	(1,808)
Net Earnings from Discontinued Operations	$5,278

The significant components of our Consolidated Statements of Cash Flows for discontinued operations for the fiscal year ended March 31, 2021 are as follows:

(dollars in thousands)
Depreciation and Amortization	$221
Impairment Losses	$—
Gain on Sale of Business	$(9,230)
Net Change in Inventory	$—
Capital Expenditures	$—

(D) Property, Plant, and Equipment

Cost by major category and Accumulated Depreciation are summarized as follows:

	March 31,
	2023	2022
	(dollars in thousands)
Land and Quarries	$311,743	$231,499
Plants	2,423,426	2,380,926
Buildings, Machinery, and Equipment	226,018	194,753
Construction in Progress	65,455	50,270
	3,026,642	2,857,448
Accumulated Depreciation	(1,364,581)	(1,240,909)
	$1,662,061	$1,616,539

(E) Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2023	2022
	(dollars in thousands)
Payroll and Incentive Compensation	$32,742	$37,262
Benefits	16,130	14,894
Interest	7,163	5,052
Dividends	9,186	9,756
Property Taxes	6,671	6,514
Power and Fuel	3,051	2,877
Freight	1,663	1,172
Legal and Professional	1,691	989
Sales and Use Tax	1,452	1,509
Other	6,723	6,729
	$86,472	$86,754

(F) Leases

We lease certain real estate, buildings, and equipment, including rail cars and barges. Certain of these leases contain escalations of rent over the term of the lease, as well as options for us to extend the term of the lease at the end of the original term. These extensions range from periods of one year to twenty years. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. In calculating the present value of future minimum lease payments, we use the rate implicit in the lease if it can be determined. Otherwise, we use our incremental borrowing rate in effect at the commencement of the lease to determine the present value of the future minimum lease payments. Additionally, we lease certain equipment under short-term leases with initial terms of less than 12 months. These short-term equipment leases are not recorded on the balance sheet.

Lease expense for our operating and short-term leases is as follows:

	For the Years Ended March 31,
	2023	2022	2021
	(dollars in thousands)
Operating Lease Cost	$7,339	$6,543	$6,757
Short-term Lease Cost	593	1,261	2,562
Total Lease Cost	$7,932	$7,804	$9,319

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	March 31,
	2023	2022
	(dollars in thousands)
Operating Leases:
Operating Lease Right-of-Use Assets	$20,759	$23,856

Current Operating Lease Liabilities	$6,009	$7,118
Noncurrent Operating Lease Liabilities	24,940	29,212
Total Operating Lease Liabilities	$30,949	$36,330

Future payments for operating leases are as follows:

Amount
Fiscal Year	(dollars in thousands)
2024	$6,875
2025	6,427
2026	4,662
2027	3,540
2028	2,705
Thereafter	14,229
Total Lease Payments	$38,438
Less: Imputed Interest	(7,489)
Present Value of Lease Liabilities	$30,949

Weighted-Average Remaining Lease Term (in years)	10.2
Weighted-Average Discount Rate	3.80%

(G) Indebtedness

Long-term debt at March 31, 2023 consists of the following:

	As of March 31,
	2023	2022
	(dollars in thousands)
Revolving Credit Facility	$157,000	$200,000
2.500% Senior Unsecured Notes Due 2031	750,000	750,000
Term Loan	192,500	—
Total Debt	1,099,500	950,000
Less: Current Portion of Long-term Debt	(10,000)	—
Less: Unamortized Discount and Debt Issuance Costs	(10,468)	(11,735)
Long-term Debt	$1,079,032	$938,265

The weighted-average interest rate of borrowings under our Revolving Credit Facility during fiscal years 2023, 2022, and 2021 was approximately 3.7%, 1.5%, and 2.8%, respectively. The weighted-average interest rate on our Term Loan was approximately 4.4% during fiscal 2023. The interest rate on the Revolving Credit Facility and Term Loan was approximately 6.0% and 1.7% at March 31, 2023 and 2022, respectively.

Revolving Credit Facility

We have an unsecured $750.0 million revolving credit facility that was amended on May 5, 2022 (such facility, as amended, the Revolving Credit Facility). The Revolving Credit Facility includes a separate $200.0 million term loan facility (the Term Loan) and also provides the Company the option to increase the borrowing capacity by up to $375.0 million (for a total borrowing capacity of $1,125.0 million, excluding the Term Loan), provided that the existing lenders, or new lenders, agree to such increase. The Revolving Credit Facility includes a $40.0 million letter of credit facility and a swingline loan sub-facility of $25.0 million, and expires on May 5, 2027.

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

The Company pays each lender a participation fee with respect to such lender’s participation in letters of credit, which fee accrues at the same Applicable Rate (as defined in the Revolving Credit Facility) used to determine the interest rate applicable to Eurodollar Revolving Loans (as defined in the Revolving Credit Facility) plus a fronting fee for each letter of credit issued by the issuing bank in an amount equal to 12.5 basis points per annum on the daily maximum amount then available to be drawn under such letter of credit. The Company also pays each issuing bank such bank’s standard fees with respect to issuance, amendment or extensions of letters of credit and other processing fees, and other standard costs and charges relating to such issuing bank’s letters of credit from time to time.

There was $157.0 million of outstanding borrowings under the Revolving Credit Facility, plus $6.4 million of outstanding letters of credit as of March 31, 2023, leaving us with $586.6 million of available borrowings under the Revolving Credit Facility, net of outstanding letters of credit. We were in compliance with all covenants at March 31, 2023; therefore, all $586.6 million is available for future borrowings.

Term Loan

On May 5, 2022, we borrowed the $200.0 million Term Loan under the Revolving Credit Facility, and used these proceeds to, among other things, pay down a portion of the Revolving Credit Facility. The Term Loan requires quarterly principal payments of $2.5 million, with any unpaid amounts due upon maturity on May 5, 2027. At the Company’s option, principal amounts outstanding under the Term Loan bear interest as set forth in the Revolving Credit Facility (but not, for the avoidance of doubt, at a daily simple SOFR rate unless and until such time as the then-existing Benchmark [as defined in the Revolving Credit Facility] is replaced in accordance with the Revolving Credit Facility).

2.500% Senior Unsecured Notes Due 2031

On July 1, 2021, we issued $750.0 million aggregate principal amount of 2.500% senior notes due July 2031 (the 2.500% Senior Unsecured Notes). The 2.500% Senior Unsecured Notes are senior unsecured obligations of the Company and are not guaranteed by any of our subsidiaries. The 2.500% Senior Unsecured Notes were issued net of the original issue discount of $6.3 million and have an effective interest rate of approximately 2.6%. The original issue discount is being amortized by the effective interest method over the 10-year term of the notes. The 2.500% Senior Unsecured Notes are redeemable prior to April 1, 2031 at a redemption price equal to 100% of the aggregate principal amount of the 2.500% Senior Unsecured Notes being redeemed, plus the present value of remaining scheduled payments of principal and interest from the applicable redemption date to April 1, 2031, discounted to the redemption date on a semi-annual basis at the Treasury rate plus 20 basis points. The 2.500% Senior Unsecured Notes are redeemable on or after April 1, 2031, at a redemption price equal to 100% of the aggregate principal amount of the 2.500% Senior Unsecured Notes being redeemed, plus accrued and unpaid interest to, but excluding, the applicable redemption date. If we experience certain change of control triggering events, we would be required to offer to repurchase the 2.500% Senior Unsecured Notes at a purchase price equal to 101% of the aggregate principal amount of the 2.500% Senior Unsecured Notes being repurchased, plus accrued and unpaid interest to, but excluding, the applicable redemption date. The indenture governing the 2.500% Senior Unsecured Notes contains certain covenants that limit our ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets, and provides for certain events of default that, if any occurred, would permit or require the principal of and accrued interest on the 2.500% Senior Unsecured Notes to become or be declared due and payable.

Our maturities of long-term debt during the next five fiscal years are as follows:

Fiscal Year	Amount
2024	$10,000
2025	10,000
2026	10,000
2027	10,000
2028	309,500
Thereafter	750,000
Total	$1,099,500

Retirement of Debt

In connection with the issuance of the 2.500% Senior Unsecured notes, on July 1, 2021, we repaid all outstanding amounts under and terminated our $665.0 million term loan credit agreement (the Term Loan Facility). The Term Loan Facility was used to pay a portion of the purchase price for the Kosmos Acquisition, and fees and expenses incurred in connection with the Kosmos Acquisition in March 2020. Additionally, on July 19, 2021, (the first business day following the redemption date), we redeemed and paid in full all outstanding amounts due under the $350.0 million aggregate principal amount of 4.500% senior notes (4.500% Senior Unsecured Notes) due August 2026, using proceeds from the 2.500% Senior Unsecured Notes, the Revolving Credit Facility and cash on hand. The 4.500% Senior Unsecured Notes redemption price included all of the outstanding principal and accrued interest through the redemption date of July 17, 2021, as well as an early termination premium of approximately $8.4 million. In connection with the termination and repayment of the Term Loan Facility and the redemption of the 4.500% Senior Unsecured Notes, we expensed approximately $6.1 million of related debt issuance costs in July 2021.

(H) Fair Value of Financial Instruments

The fair value of our senior notes has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Unsecured Notes at March 31, 2023 is as follows:

Fair Value
(dollars in thousands)
2.500% Senior Unsecured Notes Due 2031	$610,000

The estimated fair value of our long-term debt was based on publicly quoted prices of these debt instruments (level 1 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities approximate their fair values at March 31, 2023, due to the short-term maturities of these assets and liabilities. The fair value of our Revolving Credit Facility and Term Loan also approximates its carrying values at March 31, 2023.

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

We operate eight modern cement plants (one of which is operated through a joint venture located in Buda, Texas), one slag grinding facility, and over 30 cement distribution terminals, including terminals acquired in the Stockton Acquisition. Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Indiana, Iowa, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, and Texas. We operate 30 readymix concrete batch plants and five aggregates processing plants in markets that are complementary to our cement network.

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

The following tables set forth certain financial information relating to our operations by segment. We do not allocate interest or taxes at the segment level, only at the consolidated company level.

	For the Years Ended March 31,
	2023	2022	2021
	(dollars in thousands)
Revenue
Cement	$1,074,070	$1,007,094	$944,556
Concrete and Aggregates	239,516	177,122	168,829
Gypsum Wallboard	872,471	692,152	539,009
Paperboard	201,280	194,054	163,507
	2,387,337	2,070,422	1,815,901
Less: Intersegment Revenue	(125,750)	(105,001)	(88,068)
Less: Joint Venture Revenue	(113,518)	(103,899)	(105,191)
	$2,148,069	$1,861,522	$1,622,642

	For the Years Ended March 31,
	2023	2022	2021
	(dollars in thousands)
Intersegment Revenue
Cement	$32,915	$22,915	$20,862
Concrete and Aggregates	—	—	106
Paperboard	92,835	82,086	67,100
	$125,750	$105,001	$88,068
Cement Sales Volume (M tons)
Wholly Owned	6,399	6,711	6,576
Joint Venture	734	823	890
	7,133	7,534	7,466

	For the Years Ended March 31,
	2023	2022	2021
		(dollars in thousands)
Operating Earnings
Cement	$278,762	$259,556	$233,957
Concrete and Aggregates	18,259	18,467	19,054
Gypsum Wallboard	352,499	261,476	167,336
Paperboard	25,220	12,603	25,449
Sub-Total	674,740	552,102	445,796
Corporate General and Administrative Expense	(53,630)	(46,801)	(49,511)
Loss on Early Retirement of Senior Notes	—	(8,407)	—
Gain on Sale of Businesses	—	—	51,973
Other Nonoperating Income (Loss)	2,654	9,073	20,274
Earnings Before Interest and Income Taxes	623,764	505,967	468,532
Interest Expense, net	(35,171)	(30,873)	(44,420)
Earnings Before Income Taxes	$588,593	$475,094	$424,112
Cement Operating Earnings
Wholly Owned	$243,288	$227,068	$196,516
Joint Venture	35,474	32,488	37,441
	$278,762	$259,556	$233,957
Capital Expenditures
Cement	$39,049	$31,535	$26,708
Concrete and Aggregates	35,503	5,239	3,114
Gypsum Wallboard	31,063	32,405	12,889
Paperboard	2,898	2,579	11,222
Corporate and Other	1,630	2,363	—
	$110,143	$74,121	$53,933
Depreciation, Depletion, and Amortization
Cement	$81,643	$79,560	$77,524
Concrete and Aggregates	17,413	9,656	10,807
Gypsum Wallboard	21,744	22,024	21,646
Paperboard	14,942	14,721	13,913
Corporate and Other	2,812	2,850	4,976
	$138,554	$128,811	$128,866

Discontinued Operations
Capital Expenditures	$—	$—	$—
Depreciation, Depletion, and Amortization	$—	$—	$221

	March 31,
	2023	2022	2021
	(dollars in thousands)
Segment Assets
Cement	$1,905,227	$1,860,649	$1,898,930
Concrete and Aggregates	234,767	89,405	88,410
Gypsum Wallboard	421,425	397,486	366,352
Paperboard	163,797	180,025	186,156
Corporate and Other, net	55,786	52,087	298,833
	$2,781,002	$2,579,652	$2,838,681

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

The segment breakdown of Goodwill at March 31, 2023 and 2022 is as follows:

	For the Years Ended March 31,
	2023	2022
	(dollars in thousands)
Cement	$215,781	$203,342
Concrete and Aggregates	40,774	1,639
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$380,711	$329,137

Summarized financial information for the Joint Venture that is not consolidated is set out below. The summarized financial information includes the total amount of the Joint Venture and not our 50% interest in those amounts:

	For the Years Ended March 31,
	2023	2022
	(dollars in thousands)
Revenue	$227,565	$209,937
Gross Margin	$77,673	$69,913
Earnings Before Income Taxes	$71,491	$65,541

	March 31,
	(dollars in thousands)
Current Assets	$88,562	$73,462
Noncurrent Assets	$124,503	$112,439
Current Liabilities	$29,434	$17,161

(J) Income Taxes

The provision for income taxes from continuing operations includes the following components:

	For the Years Ended March 31,
	2023	2022	2021
	(dollars in thousands)
Current Provision
Federal	$103,940	$87,626	$67,913
State	18,520	6,924	9,587
	122,460	94,550	77,500
Deferred Provision (Benefit)
Federal	11,321	3,491	7,207
State	(6,728)	2,806	5,239
	4,593	6,297	12,446
Provision for Income Taxes	$127,053	$100,847	$89,946

The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2023	2022	2021
	(dollars in thousands)
Earnings Before Income Taxes	$588,593	$475,094	$424,112
Income Taxes at Statutory Rate	$123,605	$99,770	$89,063
Increases (Decreases) in Tax Resulting from
State Income Taxes, net	16,821	12,743	11,713
Statutory Depletion in Excess of Cost	(8,253)	(7,796)	(5,263)
Excess Tax Benefit from Stock Compensation	(1,593)	(3,048)	(3,229)
Meals and Entertainment Disallowance	484	279	220
Limitation on Officer's Compensation	3,009	2,568	1,503
Valuation Allowance	(7,205)	(4,556)	300
Change in Reserves	—	—	(2,916)
Other	185	887	(1,445)
Provision for Income Taxes	$127,053	$100,847	$89,946
Effective Tax Rate	22%	21%	21%

Components of deferred income taxes are as follows:

	March 31,
	2023	2022
	(dollars in thousands)
Items Giving Rise to Deferred Tax Liabilities
Excess Tax Depreciation and Amortization	$(253,541)	$(242,335)
Investment in Joint Venture Basis Differences	(8,744)	(7,813)
Depletable Assets	(3,876)	(3,769)
Right-of-Use Assets	(5,202)	(5,897)
Inventory	(406)	(548)
Other	(2,908)	(3,506)
Total Deferred Tax Liabilities	$(274,677)	$(263,868)
Items Giving Rise to Deferred Tax Assets
Change in Accruals	$12,886	$13,255
Bad Debts	1,662	1,600
Long-term Incentive Compensation Plan	3,515	3,252
Credits and Other Carryforwards	12,995	12,747
Lease Liability	7,647	8,849
Pension	1,128	1,001
Subtotal	39,833	40,704
Valuation Allowance	(2,000)	(9,205)
Total Deferred Tax Assets	$37,833	$31,499

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

We have state net operating loss carryforwards of $2.3 million at March 31, 2023, compared with $0.9 million at March 31, 2022, net of Valuation Allowance. We have state income tax credit carryforwards of $10.7 million at March 31, 2023, compared with $4.3 million at March 31, 2022, net of Valuation Allowances. The state income tax credits may be carried forward indefinitely.

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

We review and assess all tax positions subject to uncertainty on a more-likely-than-not standard with respect to the ultimate outcome if challenged. We measure and record tax benefit or expense only when the more-likely-than-not threshold is met. The change in unrecognized tax benefits for the years ended March 31, 2023, 2022, and 2021 was as follows:

	For the Years Ended March 31,
	2023	2022	2021
	(dollars in thousands)
Balance at Beginning of Year	$1,284	$1,284	$4,200
Increase Related to Current Tax Positions	—	—	1,284
Decrease Related to Current Tax Positions	—	—	(4,200)
Payments	—	—	—
	$1,284	$1,284	$1,284

We recorded a $4.2 million reserve resulting from of a position taken on our fiscal 2020 federal tax return, which is related to the interest limitation under IRC Section 163(j) and the resulting carryback allowed under the CARES Act. This tax return position reflected an expected update to U.S. Department of the Treasury regulations. During fiscal 2021, the U.S. Department of Treasury issued updated regulations under IRC Section 163(j). As a result, in fiscal 2021 we reversed the reserve recorded in fiscal 2020.

We classify interest and penalties related to uncertain tax positions as current income tax expense. We recorded no interest and penalties for each of the fiscal years ended March 31, 2023, 2022, and 2021.

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

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At March 31, 2023, we had contingent liabilities under these outstanding letters of credit of approximately $6.4 million.

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

Other

In the ordinary course of business, we execute contracts involving indemnifications that are standard in the industry and indemnifications specific to a transaction, such as the sale of a business. These indemnifications might include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, construction contractor, and other commercial contractual relationships; and financial matters. While the maximum amount to which we may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. We currently have no outstanding guarantees of third-party debt.

We have certain forward purchase contracts, primarily for natural gas, that expire during calendar years 2022 and 2023. The contracts are for approximately 40% of our anticipated natural gas usage.

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

Long-Term Compensation Plans

Options

In May 2022, the Compensation Committee of the Board of Directors approved the granting to certain officers and key employees an aggregate of 25,192 performance-vesting stock options that would be earned only if certain performance conditions were satisfied (the Fiscal 2023 Employee Performance Stock Option Grant). The performance criterion for the Fiscal 2023 Employee Performance Stock Option Grant was based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 10.0% to 20.0%, for the fiscal year ending March 31, 2023. All stock options would be earned if the return on equity was 20.0% or greater, and the percentage of shares earned are reduced proportionately to approximately 66.7% if the return on equity was 10.0%. If the Company does not achieve a return on equity of at least 10.0%, all stock options granted would be forfeited. During fiscal 2023, our adjusted return on equity exceeded 20.0%; therefore, all of the options were earned. The earned stock options will vest ratably over four years, with the first fourth vesting promptly following the determination date, and the remaining options vesting on March 31, 2024 through 2026. The Compensation Committee also approved the granting of 20,994 time-vesting stock options to the same officers and key employees, which vest ratably over a four-year period, with the first tranche vesting on March 31, 2023 and the remaining options vesting on March 31, 2024 through 2026 (the Fiscal 2023 Employee Time-Vesting Stock Option Grant). All of our stock options have a term of 10 years from the date of grant.

In August 2022, we granted 3,510 options to members of the Board of Directors (the Fiscal 2023 Board of Directors Stock Option Award). Options granted under the Fiscal 2023 Board of Directors Stock Option Award vest immediately and can be exercised from the grant date until their expiration on the tenth anniversary of the grant date.

All stock options issued during fiscal 2023 and 2022 were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2023 and 2022 are as follows:

	2023	2022
Dividend Yield	0.8%	0.8%
Expected Volatility	38.2%	38.4%
Risk-Free Interest Rate	2.90%	1.00%
Expected Life	6.0 years	6.0 years

Stock option expense for all outstanding stock option awards was approximately $3.4 million, 3.4 million, and $4.9 million for the years ended March 31, 2023, 2022, and 2021, respectively. At March 31, 2023, there was approximately $3.3 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

The following table shows stock option activity for the years presented:

	For the Years Ended March 31,
	2023		2022		2021
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Year	456,849	$83.81	708,501	$83.85	1,160,091	$80.36
Granted	56,621	$125.90	11,316	$140.42	187,121	$61.92
Exercised	(73,343)	$80.19	(247,578)	$86.97	(623,617)	$70.57
Cancelled	(3,178)	$109.15	(15,390)	$76.63	(15,094)	$92.51
Outstanding Options at End of Year	436,949	$89.69	456,849	$83.81	708,501	$83.85
Options Exercisable at End of Year	339,043		314,624		416,817
Weighted-Average Fair Value of Options Granted During the Year		$48.36		$49.18		$22.68

The following table summarizes information about stock options outstanding at March 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$59.32 - $81.28	149,712	6.30	$62.96	106,308	$63.84
$87.37 - $93.03	138,656	5.80	$91.56	137,664	$91.57
$99.37 - $143.09	148,581	6.62	$114.86	95,071	$108.94
	436,949	6.25	$89.69	339,043	$87.74

At March 31, 2023, the aggregate intrinsic value for outstanding and exercisable options was approximately $24.9 million and $20.0 million, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2023, 2022, and 2021 was approximately $4.4 million, $15.7 million and $26.4 million, respectively.

Restricted Stock

In May 2022, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 50,783 shares of performance vesting restricted stock that would be earned only if certain performance conditions were satisfied (the Fiscal 2023 Employee Restricted Stock Performance Award). The performance criterion for the Fiscal 2023 Employee Restricted Stock Performance Award is based upon the achievement of certain levels of return on equity (as defined in the agreement), ranging from 10.0% to 20.0%, for the fiscal year ended March 31, 2023. All restricted shares would be earned if the return on equity was 20.0% or greater, and the percentage of shares earned would be reduced proportionately to approximately 66.7% if the return on equity was 10.0%. If the Company did not achieve a return on equity of at least 10.0%, all awards would be forfeited. During fiscal 2023, the return on equity exceeded 20.0%; therefore all of the shares were earned. Restrictions on the earned shares will lapse ratably over four years, with the first fourth lapsing promptly following the determination date and the remaining restrictions lapsing on March 31, 2024 through 2026. The Compensation Committee also approved the granting of 42,545 shares of time-vesting restricted stock to the same officers and key employees, which vest ratably over four years, with the first tranche vesting on March 31, 2023 and the remaining restricted shares vesting on March 31, 2024 through 2026 (the Fiscal 2023 Employee Restricted Stock Time-Vesting Award). Both of the Fiscal 2023 Employee Restricted Stock Performance Award and the Fiscal 2023 Employee Restricted Stock Time-Vesting Award were valued at the closing price of the stock on the date of grant and are being expensed over a four-year period.

In August 2022, we granted to members of the Board of Directors 14,482 shares of restricted stock (the Fiscal 2023 Board of Directors Restricted Stock Award), which vested six months after the grant date. The Fiscal 2023 Board of Directors Restricted Stock Award was valued at the closing price of the stock on the date of the grant and was expensed over a six-month period.

The fair value of restricted stock is estimated based on the stock price at the date of the grant. The following table summarizes the activity for nonvested restricted shares during the fiscal years ended March 31, 2023, 2022, and 2021:

	For the Years Ended March 31,
	2023		2022		2021
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested Restricted Stock at Beginning of Year	258,779	$85.34	267,090	$62.56	233,120	$75.35
Granted	111,230	$126.23	113,414	$139.91	179,377	$63.83
Vested	(147,678)	$104.33	(116,507)	$87.47	(136,280)	$78.89
Cancelled	(3,247)	$124.82	(5,218)	$75.10	(9,127)	$71.46
Nonvested Restricted Stock at End of Year	219,084	$96.54	258,779	$85.34	267,090	$62.56

Expense related to restricted shares was $13.7 million, $10.9 million, and $10.4 million in fiscal years ended March 31, 2023, 2022, and 2021, respectively. At March 31, 2023, there were approximately 219,000 shares with remaining restrictions, for which $17.8 million of unearned compensation will be recognized over a weighted-average period of 2.4 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,260,302 at March 31, 2023. Of the available shares, a total of 944,043 shares can be used for future restricted stock and restricted stock unit grants.

(M) Net Interest Expense

The following components are included within Interest Expense, net:

	For the Years Ended March 31,
	2023	2022	2021
	(dollars in thousands)
Interest Income	$(421)	$(39)	$(66)
Interest Expense	33,706	21,637	40,624
Other Expenses	1,886	9,275	3,862
Interest Expense, net	$35,171	$30,873	$44,420

Interest Income includes interest earned on investments of excess Cash and Cash Equivalents. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan (retired in July 2021), Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility and Term Loan costs.

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

The following table provides a reconciliation of the Benefit Obligations and Fair Values of Plan Assets for all defined benefit plans for the years ended March 31, 2023 and 2022, as well as a statement of the funded status for the same periods:

	For the Years Ended March 31,
	2023	2022
	(dollars in thousands)
Reconciliation of Benefit Obligations
Benefit Obligation at April 1,	$33,909	$35,844
Interest Cost on Projected Benefit Obligation	1,240	1,167
Actuarial Gain	(4,509)	(1,776)
Benefits Paid	(1,451)	(1,326)
Benefit Obligation at March 31,	$29,189	$33,909
Reconciliation of Fair Value of Plan Assets
Fair Value of Plan Assets at April 1,	$36,313	$37,907
Actual Return on Plan Assets	(3,756)	(268)
Benefits Paid	(1,451)	(1,326)
Fair Value of Plan Assets at March 31,	31,106	36,313
Funded Status
Funded Status at March 31,	$1,917	$2,404
Amounts Recognized in the Balance Sheet Include:
Other Assets	$1,917	$2,404
Accumulated Other Comprehensive Losses:
Net Actuarial Loss	4,662	4,172
Accumulated Other Comprehensive Losses	$4,662	$4,172
Tax Impact	(1,115)	(997)
Accumulated Other Comprehensive Losses, net of tax	$3,547	$3,175

Net periodic pension cost for the fiscal years ended March 31, 2023, 2022, and 2021, included the following components:

	For the Years Ended March 31,
	2023	2022	2021
	(dollars in thousands)
Interest Cost of Projected Benefit Obligation	1,240	1,167	1,216
Expected Return on Plan Assets	(1,366)	(1,299)	(1,419)
Recognized Net Actuarial Loss	123	143	133
Net Periodic Pension Cost	$(3)	$11	$(70)

Expected benefit payments over the next five years, and the following five years under the pension plans are expected to be as follows (dollars in thousands):

Fiscal Years	Total
2024	$1,753
2025	$1,842
2026	$1,890
2027	$1,964
2028	$1,994
2029-2033	$9,834

The following tables set forth the assumptions used in the actuarial calculations of the present value of Net Periodic Benefit Costs and Benefit Obligations:

	March 31,
	2023	2022	2021
Net Periodic Benefit Costs
Discount Rate	3.75%	3.33%	3.64%
Expected Return on Plan Assets	3.85%	3.50%	4.00%
Rate of Compensation Increase	n/a	n/a	n/a

	March 31,
	2023	2022
Benefit Obligations
Discount Rate	4.99%	3.75%
Rate of Compensation Increase	n/a	n/a

The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted-average rate of earnings on the portfolio over the long term. To determine this rate, we developed estimates of the key components underlying capital asset returns that include: market-based estimates of inflation, real risk-free rates of return, yield curve structure, credit-risk premiums, and equity-risk premiums. Because all of our pension plans were frozen beginning in fiscal 2021, the rate of compensation increase is not applicable. We used these components as appropriate to develop benchmark estimates for the expected long-term management approach that we employ.

The pension plans’ approximate weighted-average asset allocation at March 31, 2023 and 2022, and the range of target allocation are as follows:

		Percentage of Plan Assets at March 31,
	Range of Target Allocation	2023	2022
Asset Category
Equity Securities	10 – 20%	9%	9%
Debt Securities	60 – 90%	89%	90%
Other	0 – 20%	2%	1%
Total		100%	100%

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

Based on our current actuarial estimates, we do not anticipate making any contributions to our defined benefit plans for fiscal 2024.

The fair values of our defined benefit plans’ consolidated assets by category as of March 31, 2023 and 2022 were as follows:

	March 31,
	2023	2022
	(dollars in thousands)
Equity Securities	$2,878	$3,433
Fixed Income Securities	27,811	32,583
Real Estate Funds	—	115
Cash Equivalents	417	182
Total	$31,106	$36,313

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Footnote (A) to the Consolidated Financial Statements.

The fair values by category of inputs as of March 31, 2023 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Categories	(dollars in thousands)
Equity Securities	$—	$2,878	$—	$2,878
Fixed Income Securities	—	27,811	—	27,811
Cash Equivalents	417	—	—	417
	$417	$30,689	$—	$31,106

The fair values by category of inputs as of March 31, 2022 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Categories	(dollars in thousands)
Equity Securities	$—	$3,433	$—	$3,433
Fixed Income Securities	—	32,583	—	32,583
Real Estate Funds	—	115	—	115
Cash Equivalents	182	—	—	182
	$182	$36,131	$—	$36,313

Equity securities consist of funds that are not actively traded. These funds are maintained by an investment manager and are primarily invested in indexes. The remaining funds, excluding cash, primarily consist of investments in institutional funds.

Profit Sharing Plans

We also provide profit sharing plans, which cover substantially all salaried and certain hourly employees. The profit sharing plans are defined contribution plans funded by employer discretionary contributions; employees may also contribute a certain percentage of their base annual salary. Employees are fully vested in their own contributions and become fully vested in any Company contributions over a four-year period. Costs relating to the employer discretionary contributions for our plan totaled $9.1 million, $8.5 million, and $8.3 million in fiscal years 2023, 2022, and 2021, respectively.

We also made matching contributions to the hourly profit sharing plan for certain of our entities totaling $1.4 million, $1.3 million, and $1.1 million for these employees during fiscal years 2023, 2022, and 2021, respectively.

Approximately 50 of our employees belong to two different multi-employer plans. The collective bargaining agreements for the employees who participate in the multi-employer plans expire in February 2024 and March 2025. Our expense related to these plans was approximately $1.8 million, $1.7 million, and $1.8 million during fiscal years 2023, 2022, and 2021, respectively. We anticipate the total expense in fiscal 2024 related to these plans will be approximately $2.0 million.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Eagle Materials Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and Subsidiaries (the Company) as of March 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive earnings, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 19, 2023 expressed an unqualified opinion thereon.

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

As described in Note A, the Company’s raw materials and materials-in-progress inventory balance was $96.9 million at March 31, 2023. Components of this balance include raw materials that are purchased from third parties, as well as clinker, which is internally manufactured and represents an intermediary product before it is ground into cement powder. Due to the nature of raw materials and materials-in-progress inventory, the Company utilizes technology to measure certain volumes of the inventory stockpiles and applies density factors to convert the measurements to tons of inventory, which is then compared to the Company’s recorded balance.

Auditing management’s process for measuring certain raw materials and materials-in-progress inventory was complex as auditor judgement was necessary to evaluate the Company’s process for measuring the inventory, given the technology utilized, and converting the measurements to tonnage.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of determining the existence of certain raw materials and materials-in-progress inventory.

To test the existence of certain raw materials and materials-in-progress inventory, we performed audit procedures, assisted by specialists, that included, among others, obtaining inventory measurements performed by third parties, observing management’s inspection and measurement of inventory, testing the measurement techniques of the inventory stockpiles, testing the underlying calculations of the measurements in the conversion calculations utilizing density factors, and evaluating the appropriateness of the density factors utilized in the calculations as compared to industry information.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas

May 19, 2023

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

Management report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2023. The effectiveness of our internal control over financial reporting as of March 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Eagle Materials Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Eagle Materials Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Eagle Materials Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes, and our report dated May 19, 2023 expressed an unqualified opinion thereon.

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

May 19, 2023

ITEM 9b. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13, and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s August 3, 2023 Annual Meeting of Stockholders (the 2023 EXP Proxy Statement):

Items	Caption in the 2023 EXP Proxy Statement
10	Executive Officers who are not Directors
10	Election of Directors and Related Matters Stock Ownership-Section 16(a) Beneficial Ownership Reporting
10	Compliance
10	Stock Ownership – Code of Conduct
11	Executive Compensation
11	Compensation Discussion and Analysis
11	Potential Payments Upon Termination or Change in Control
12	Stock Ownership
13	Stock Ownership – Related Party Transactions
13	Election of Directors and Related Matters
14	Relationship with Independent Public Accountants

Code of Ethics

The policies comprising the Company’s code of ethics are detailed in The Eagle Way – A Guide to Decision-Making on Business Conduct Issues. This represents the code of ethics for the principal executive officer, principal financial officer, and principal accounting officer under SEC rules, as well as the code of business conduct and ethics for directors, officers, and employees under NYSE listing standards. The code of ethics is published on the corporate governance section of the Company’s website at eaglematerials.com.

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
3.
Exhibits
The information on exhibits required by this Item 15 is set forth in the Eagle Materials Inc. Index to Exhibits appearing on pages 103-108 of this Report.

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

3.3

Second Amended and Restated Bylaws filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 7, 2022 (File No. 001-12984) and incorporated herein by reference.

4.1

Description of Securities filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the Commission on May 20, 2022 (File No. 001-12984) and incorporated herein by reference.

4.2

Credit Agreement, dated as of July 1, 2021, among the Company, the lenders identified therein and JPMorgan Chase Bank, N.A., as the administrative agent, issuing bank and swingline lender thereunder, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2021 (File No. 001-12984) and incorporated herein by reference.

4.2(a)

Amendment No. 1, dated as of May 5, 2022, to that certain Credit Agreement, dated as of July 1, 2021, among the lenders identified therein and JPMorgan Chase Bank, N.A., as the administrative agent, issuing bank and swingline lender thereunder, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 6, 2022 (File No. 001-12984) and incorporated herein by reference.

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

10.2

The Eagle Materials Inc. Amended and Restated Incentive Plan, filed as Exhibit A to the Company’s Schedule 14A filed with the Commission on June 21, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.2(a)

Amendment to Amended and Restated Incentive Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on July 28, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.3

Form of Restricted Stock Unit Agreement for Non-Employee Directors filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 (File No. 001-12984) and incorporated herein by reference. (1)

10.4

Form of Restricted Stock Agreement filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 (File No. 001-12984) and incorporated herein by reference. (1)

10.5

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.6

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.7

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.7(a)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.7(b)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.8

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Commission on August 4, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.8(a)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on October 27, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.8(b)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on October 27, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.9

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.9(a)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.9(b)

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.9(c)

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

10.10(a)

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on July 28, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.10(b)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on July 28, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.11

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on July 30, 2018 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(a)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on July 30, 2018 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(b)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the Commission on October 30, 2018 (File No. 001-12984) and incorporated herein by reference. (1)

10.12

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

10.15

Form of Indemnification Agreement between the Company and each of its directors filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Commission on June 14, 2004 (File No. 001-12984) and incorporated herein by reference.

10.16

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2023 filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 23, 2022 (File No. 001-12984) and incorporated herein by reference. (1)

10.16(a)

Eagle Materials Inc. Special Situation Program for Fiscal Year 2023 filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 23, 2022 (File No. 001-12984) and incorporated herein by reference. (1)

10.16(b)

American Gypsum Company LLC Salaried Incentive Compensation Program for Fiscal Year 2023 filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K for the quarter ended June 30, 2021, filed with the Commission on May 23, 2022 (File No. 001-12984) and incorporated herein by reference. (1)

10.17

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and Michael R. Haack, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.17(a)

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and D. Craig Kesler, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.17(b)

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and Robert S. Stewart, filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.18

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.18(a)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.19

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Commission on July 31, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.19(a)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Commission on July 31, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.19(b)

Form of Performance Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Commission on July 31, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.19(c)

Form of Time Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Commission on July 31, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.20

Amended and Restated Eagle Materials Inc. Employee Severance Plan and Summary Plan Description, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, filed with the Commission on January 28, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

10.21

Form of Performance Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Commission on July 28, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

10.22

Form of Time Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Commission on July 28, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

10.23

Eagle Materials Inc. Director Compensation Summary filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on October 26, 2022 (File No. 001-12984) and incorporated herein by reference. (1)

10.24

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the Commission on October 28, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

10.25

Form of Performance Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Commission on July 28, 2022 (File No. 001-12984) and incorporated herein by reference. (1)

10.26

Form of Time Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Commission on July 28, 2022 (File No. 001-12984) and incorporated herein by reference. (1)

10.27

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Commission on July 28, 2022 (File No. 001-12984) and incorporated herein by reference. (1)

10.28

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Commission on July 28, 2022 (File No. 001-12984) and incorporated herein by reference. (1)

10.29

Form of Restricted Stock Agreement for Non-Employee Directors, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on October 26, 2022 (File No. 001-12984) and incorporated herein by reference. (1)

10.30

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on October 26, 2022 (File No. 001-12984) and incorporated herein by reference. (1)

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

EAGLE MATERIALS INC.
Registrant

May 19, 2023	/s/ Michael R. Haack
Michael R. Haack, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 19, 2023	/s/ Michael R. Haack
Michael R. Haack President and Chief Executive Officer (principal executive officer)

May 19, 2023	/s/ D. Craig Kesler
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

May 19, 2023	/s/ William R. Devlin
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)

May 19, 2023	/s/ Richard Beckwitt
Richard Beckwitt, Director

May 19, 2023	/s/ Margot L. Carter
Margot L. Carter, Director

May 19, 2023	/s/ George J. Damiris
George J. Damiris, Director

May 19, 2023	/s/ Martin M. Ellen
Martin M. Ellen, Director

May 19, 2023	/s/ Mauro Gregorio
Mauro Gregorio, Director

May 19, 2023	/s/ Michael R. Nicolais
Michael R. Nicolais, Director

May 19, 2023	/s/ David B. Powers
David B. Powers, Director

May 19, 2023	/s/ Mary P. Ricciardello
Mary P. Ricciardello, Director

May 19, 2023	/s/ Richard R. Stewart
Richard R. Stewart, Director