Form 10-Q
period 2023-06-30
EAGLE MATERIALS INC
filed 2023-07-27
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of July 24, 2023, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	35,431,981

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended June 30,
	2023	2022
	(dollars in thousands, except share and per share data)
Revenue	$601,521	$561,387
Cost of Goods Sold	425,526	410,521
Gross Profit	175,995	150,866
Equity in Earnings of Unconsolidated Joint Venture	3,159	5,098
Corporate General and Administrative Expense	(11,679)	(11,820)
Other Non-Operating Income (Expense)	213	(635)
Interest Expense, net	(12,239)	(7,330)
Earnings before Income Taxes	155,449	136,179
Income Taxes	(34,600)	(31,174)
Net Earnings	$120,849	$105,005

EARNINGS PER SHARE
Basic	$3.43	$2.76
Diluted	3.40	2.75
AVERAGE SHARES OUTSTANDING
Basic	35,274,753	37,982,580
Diluted	35,532,284	38,222,949
CASH DIVIDENDS PER SHARE	$0.25	$0.25

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended June 30,
	2023	2022
	(dollars in thousands)
Net Earnings	$120,849	$105,005
Net Actuarial Change in Defined Benefit Plans
Amortization of Net Actuarial Loss	63	30
Tax Expense	(15)	(7)
Comprehensive Earnings	$120,897	$105,028

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	March 31,
	2023	2023
	(dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$53,149	$15,242
Accounts and Notes Receivable, net	248,647	195,052
Inventories	302,525	291,882
Income Tax Receivable	1,410	16,267
Prepaid and Other Assets	10,310	3,060
Total Current Assets	616,041	521,503
Property, Plant, and Equipment, net	1,679,919	1,662,061
Notes Receivable	—	7,382
Investment in Joint Venture	89,770	89,111
Operating Lease Right-of-Use Assets	25,155	20,759
Goodwill and Intangible Assets, net	490,828	466,043
Other Assets	14,533	14,143
Total Assets	$2,916,246	$2,781,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$118,026	$110,408
Accrued Liabilities	75,186	86,472
Operating Lease Liabilities	8,181	6,009
Income Tax Payable	18,304	—
Current Portion of Long-term Debt	10,000	10,000
Total Current Liabilities	229,697	212,889
Long-term Debt	1,141,848	1,079,032
Noncurrent Operating Lease Liabilities	26,549	24,940
Other Long-term Liabilities	40,585	41,603
Deferred Income Taxes	239,156	236,844
Total Liabilities	1,677,835	1,595,308
Stockholders’ Equity
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 35,446,312 and 35,768,376 Shares, respectively	354	358
Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(3,499)	(3,547)
Retained Earnings	1,241,556	1,188,883
Total Stockholders’ Equity	1,238,411	1,185,694
	$2,916,246	$2,781,002

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended June 30,
	2023	2022
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$120,849	$105,005
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Noncash Activity
Depreciation, Depletion, and Amortization	36,682	34,229
Deferred Income Tax Provision	2,312	2,547
Stock Compensation Expense	6,457	5,146
Equity in Earnings of Unconsolidated Joint Venture	(3,159)	(5,098)
Distributions from Joint Venture	2,500	4,500
Changes in Operating Assets and Liabilities
Accounts and Notes Receivable	(46,213)	(51,478)
Inventories	4,166	9,085
Accounts Payable and Accrued Liabilities	(5,100)	(6,389)
Other Assets	(9,577)	(1,109)
Income Taxes Payable (Receivable)	31,570	28,364
Net Cash Provided by Operating Activities	140,487	124,802
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(35,999)	(14,914)
Acquisition Spending	(55,053)	(121,162)
Net Cash Used in Investing Activities	(91,052)	(136,076)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Credit Facility	65,000	(19,000)
Proceeds from Term Loan	—	200,000
Repayment of Term Loan	(2,500)	—
Dividends Paid to Stockholders	(8,995)	(9,642)
Purchase and Retirement of Common Stock	(74,058)	(109,612)
Proceeds from Stock Option Exercises	10,385	667
Payment of Debt Issuance Costs	—	(777)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,360)	(1,497)
Net Cash Provided by (Used in) Financing Activities	(11,528)	60,139
NET INCREASE IN CASH AND CASH EQUIVALENTS	37,907	48,865
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,242	19,416
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,149	$68,281

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2022	$387	$—	$1,136,344	$(3,175)	$1,133,556
Net Earnings	—	—	105,005	—	105,005
Stock Compensation Expense	—	5,146	—	—	5,146
Stock Option Exercises and Restricted Share Issuances	1	666	—	—	667
Shares Redeemed to Settle Employee Taxes	—	(1,497)	—	—	(1,497)
Purchase and Retirement of Common Stock	(9)	(4,315)	(105,288)	—	(109,612)
Dividends to Shareholders	—	—	(9,507)	—	(9,507)
Unfunded Pension Liability, net of tax	—	—	—	23	23
Balance at June 30, 2022	$379	$—	$1,126,554	$(3,152)	$1,123,781

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2023	$358	$—	$1,188,883	$(3,547)	$1,185,694
Net Earnings	—	—	120,849	—	120,849
Stock Compensation Expense	—	6,457	—	—	6,457
Stock Option Exercises and Restricted Share Issuances	2	10,383	—	—	10,385
Shares Redeemed to Settle Employee Taxes	(1)	(1,359)	—	—	(1,360)
Purchase and Retirement of Common Stock	(5)	(15,481)	(59,313)	—	(74,799)
Dividends to Shareholders	—	—	(8,863)	—	(8,863)
Unfunded Pension Liability, net of tax	—	—	—	48	48
Balance at June 30, 2023	$354	$—	$1,241,556	$(3,499)	$1,238,411

See Notes to Unaudited Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three-month period ended June 30, 2023, include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 19, 2023.

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

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Three Months Ended June 30,
	2023	2022
	(dollars in thousands)
Cash Payments
Interest	$14,993	$1,005
Income Taxes	636	271
Operating Cash Flows Used for Operating Leases	2,391	2,135

Noncash Financing Activities
Excise Tax on Share Repurchases	$1,479	$—
Right-of-Use Assets Acquired for Capitalized Operating Leases	4,166	—

(C) ACQUISITION

On May 3, 2023, we purchased the assets of a cement import terminal in Stockton, California (the Stockton Terminal Acquisition), which was accounted for under the acquisition method. The purchase price of the Stockton Terminal Acquisition was approximately $55.1 million. The purchase price allocation has not yet been finalized. The purchase price was funded through borrowings under our revolving credit facility. Operations related to the Stockton Terminal Acquisition are included in the Cement business in our segment reporting from May 3, 2023 through June 30, 2023.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed (based on Level 3 inputs) as of June 30, 2023:

Estimated Fair Value
Inventory	$14,809
Prepaid and Other Current Assets	179
Property, Plant, and Equipment	14,099
Lease Right-of-Use Assets	1,646
Intangible Assets	12,550
Lease Obligations	(1,646)
Other Long-term Liabilities	(630)
Goodwill	14,046
Total Estimated Purchase Price	$55,053

The estimated useful lives assigned to Property, Plant, and Equipment range from 5 to 30 years, while the estimated useful lives assigned to Intangible Assets range from 2 to 15 years. All goodwill generated from the Stockton Terminal Acquisition is deductible for income tax purposes.

The following table presents the Revenue and Operating Loss related to the Stockton Terminal Acquisition that has been included in our Consolidated Statement of Earnings from May 3, 2023 through June 30, 2023.

(dollars in thousands)
Revenue	$6,468
Operating Loss	$(1,920)

Included in Operating Loss shown above is approximately $0.5 million and $2.8 million related to depreciation and amortization and the recording of acquired inventories at fair value, respectively.

(D) REVENUE

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard, and recycled paperboard. The vast majority of Revenue from the sale of concrete, aggregates, and gypsum wallboard is originated by purchase orders from our customers, who are mostly third-party contractors and suppliers. Revenue from the sale of cement is recognized at the point-of-sale to customers under sales orders. Revenue from our Recycled Paperboard segment is generated mainly through long-term supply agreements. These agreements do not have a stated maturity date, but may be terminated by either party with a two to three-year notice period. We invoice customers upon shipment, and our collection terms range from 30 to 75 days. Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard not related to long-term supply agreements is recognized upon shipment of the related products to customers, which is when title and ownership are transferred, and the customer is obligated to pay.

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

The Company has elected to treat freight and delivery charges we pay for the delivery of goods to our customers as a fulfilment activity rather than a separate performance obligation. When we arrange for a third party to deliver products to customers, fees for shipping and handling billed to the customer are recorded as Revenue, while costs we incur for shipping and handling are recorded as expenses and included in Cost of Goods Sold.

Other Non-Operating Income includes lease and rental income, asset sale income, non-inventoried aggregates sales income, distribution center income, and trucking income, as well as other miscellaneous revenue items and costs that have not been allocated to a business segment.

See Footnote (N) to the Unaudited Consolidated Financial Statements for disaggregation of revenue by segment.

(E) ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable are shown net of the allowance for doubtful accounts totaling $6.9 million at both June 30, 2023, and March 31, 2023, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

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

	June 30,	March 31,
	2023	2023
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$98,997	$96,880
Finished Cement	51,122	46,364
Aggregates	10,933	8,309
Gypsum Wallboard	5,200	4,244
Paperboard	8,282	8,651
Repair Parts and Supplies	110,962	112,885
Fuel and Coal	17,029	14,549
	$302,525	$291,882

(G) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	June 30,	March 31,
	2023	2023
	(dollars in thousands)
Payroll and Incentive Compensation	$22,395	$32,742
Benefits	16,209	16,130
Dividends	9,054	9,186
Interest	4,092	7,163
Property Taxes	8,479	6,671
Power and Fuel	2,885	3,051
Freight	3,455	1,663
Legal and Professional	1,775	1,691
Sales, Use, and Excise Taxes	3,123	1,452
Other	3,719	6,723
	$75,186	$86,472

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

Lease expense for our operating and short-term leases is as follows:

	For the Three Months Ended June 30,
	2023	2022
	(dollars in thousands)
Operating Lease Cost	$2,274	$1,727
Short-term Lease Cost	223	149
Total Lease Cost	$2,497	$1,876

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	June 30,	March 31,
	2023	2023
	(dollars in thousands)
Operating Leases
Operating Lease Right-of-Use Assets	$25,155	$20,759

Current Operating Lease Liabilities	$8,181	$6,009
Noncurrent Operating Lease Liabilities	26,549	24,940
Total Operating Lease Liabilities	$34,730	$30,949

Future payments for operating leases are as follows (dollars in thousands):

Fiscal Year	Amount
2023 (remaining nine months)	$6,941
2024	8,708
2025	4,834
2026	3,712
2027	2,877
Thereafter	15,896
Total Lease Payments	$42,968
Less: Imputed Interest	(8,238)
Present Value of Lease Liabilities	$34,730

Weighted-Average Remaining Lease Term (in years)	9.5
Weighted-Average Discount Rate	4.16%

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

Long-Term Compensation Plans

OPTIONS

In May 2023, the Compensation Committee of the Board of Directors approved the granting to certain officers and key employees an aggregate of 2,296 performance-vesting stock options that will be earned only if certain performance conditions are satisfied (the Fiscal 2024 Employee Performance Stock Option Grant). The performance criteria for the Fiscal 2024 Employee Performance Stock Option Grant are based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 10.0% to 20.0%, for the fiscal years ending March 31, 2024, through March 31, 2026. All stock options in each performance period will be earned if the return on equity is 20.0% or greater, and the percentage of stock options earned in such period will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0% during the performance period, all stock option awards for that performance period will be forfeited. The stock option performance periods are as follows:

	Options	Performance Period	Vesting Date
One-Year Performance Shares	574	April 1, 2023 to March 31, 2024	May 2024
Two-Year Performance Shares	574	April 1, 2023 to March 31, 2025	May 2025
Three-Year Performance Shares	1,148	April 1, 2023 to March 31, 2026	May 2026

The stock options have a term of 10 years from the grant date. The Compensation Committee also approved the granting of 1,914 time-vesting stock options to the same officers and key employees, which vest ratably over three years (the Fiscal 2024 Employee Time-Vesting Stock Option Grant).

The Fiscal 2024 Employee Performance Stock Option Grant and the Fiscal 2024 Employee Time-Vesting Stock Option Grant were valued at their grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards for fiscal 2024 are as follows:

Dividend Yield	0.8%
Expected Volatility	38.8%
Risk-Free Interest Rate	3.6%
Expected Life	6.0 years

In addition to the stock options described above, we issue stock options to certain employees from time to time. Any options issued are valued using the Black-Scholes options pricing model on the grant date, and expensed over the vesting period.

Stock option expense for all outstanding stock option awards totaled approximately $0.5 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively. At June 30, 2023, there was approximately $3.1 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.2 years.

The following table represents stock option activity for the three months ended June 30, 2023:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at March 31, 2023	436,949	$89.69
Granted	4,210	$166.75
Exercised	(117,715)	$166.25
Cancelled	(1,000)	$73.37
Outstanding Options at June 30, 2023	322,444	$91.28
Options Exercisable at June 30, 2023	228,808
Weighted-Average Fair Value of Options Granted During the Year	$67.01

The following table summarizes information about stock options outstanding at June 30, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$59.32 - $81.28	118,049	6.28	$62.64	75,645	$63.83
$87.37 - $106.24	134,018	5.04	$95.87	130,302	$95.83
$118.27 - $166.75	70,377	8.82	$130.59	22,861	$130.82
	322,444	6.32	$91.28	228,808	$88.74

At June 30, 2023, the aggregate intrinsic value for the outstanding and exercisable options was approximately $30.7 million and $22.3 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2023, was approximately $9.2 million.

RESTRICTED STOCK

In May 2023, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 45,693 shares of performance-vesting restricted stock that will be earned if certain performance conditions are satisfied (the Fiscal 2024 Employee Restricted Stock Performance Award). The performance criteria for the Fiscal 2024 Employee Restricted Stock Performance Award are based upon the achievement of certain levels of return on equity (as defined in the award agreement), ranging from 10.0% to 20.0%, for the fiscal years ending March 31, 2024, through March 31, 2026. All restricted shares in each performance period will be earned if the return on equity is 20.0% or greater, and the percentage of shares earned in such period will be reduced proportionately to approximately 66.7% if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0% during the performance period, all awards for that performance period will be forfeited. The restricted share performance periods as follows:

	Shares	Performance Period	Vesting Date
One-Year Performance Shares	11,424	April 1, 2023 to March 31, 2024	May 2024
Two-Year Performance Shares	11,424	April 1, 2023 to March 31, 2025	May 2025
Three-Year Performance Shares	22,845	April 1, 2023 to March 31, 2026	May 2026

The Compensation Committee also approved the granting of 38,072 shares of time-vesting restricted stock to the same officers and key employees, which vest ratably over four years (the Fiscal 2024 Employee Restricted Stock Time-Vesting Award). The Fiscal 2024 Employee Restricted Stock Performance Award and the Fiscal 2024 Employee Restricted Stock Time-Vesting Award were valued at the closing price of the stock on the grant date and are being expensed over a three year period.

In addition to the restricted stock described above, from time to time we issue restricted stock to certain employees. These awards are valued at the closing price of the stock on the grant date, and expensed over the vesting period.

The fair value of restricted stock is based on the stock price on the grant date. The following table summarizes the activity for nonvested restricted shares during the three months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested Restricted Stock at March 31, 2023	219,084	$96.54
Granted	85,415	$166.75
Vested	(22,257)	$160.48
Forfeited	(3,000)	$139.03
Nonvested Restricted Stock at June 30, 2023	279,242	$116.92

Expense related to restricted shares was approximately $6.0 million and $4.3 million for the three months ended June 30, 2023, and 2022, respectively. At June 30, 2023, there was approximately $27.1 million of unearned compensation from restricted stock, which will be recognized over a weighted-average period of 2.2 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 3,211,864 at June 30, 2023.

The Plan expires on August 7, 2023. On May 17, 2023, the Board approved the Eagle Materials Inc. 2023 Equity Incentive Plan (2023 Plan), subject to stockholder approval at the annual meeting of stockholders, which is scheduled to occur on August 3, 2023. If approved, the 2023 Plan will reserve 1,425,000 shares for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the 2023 Plan.

(J) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended June 30,
	2023	2022
Weighted-Average Shares of Common Stock Outstanding	35,274,753	37,982,580
Effect of Dilutive Shares
Assumed Exercise of Outstanding Dilutive Options	320,261	428,779
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(173,894)	(311,790)
Restricted Stock	111,164	123,380
Weighted-Average Common Stock and Dilutive Securities Outstanding	35,532,284	38,222,949
Shares Excluded Due to Anti-Dilution Effects	58,288	32,656

(K) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several single-employer defined benefit plans and defined contribution plans, which together cover substantially all our employees. Benefits paid under the single-employer defined benefit plans covering certain hourly employees were historically based on years of service and the employee’s qualifying compensation over the last few years of employment. Over the last several years, these plans have been frozen to new participants and new benefits, with the last plan becoming frozen during fiscal 2020. Our defined benefit plans are all fully funded, with plan assets exceeding the benefit obligation at March 31, 2023. Due to the frozen status and current funding of the single-employer pension plans, our expected pension expense for fiscal 2024 is less than $0.2 million.

(L) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2023 was approximately 22%, which was lower than the effective tax rate of 23% for the three months ended June 30, 2022. The effective tax rate was higher than the U.S. Statutory rate of 21% mainly due to state income taxes, partially offset by a benefit recognized related to percentage depletion.

(M) LONG-TERM DEBT

Long-term Debt at June 30, 2023 was as follows:

	June 30,	March 31,
	2023	2023
	(dollars in thousands)
Revolving Credit Facility	$222,000	$157,000
2.500% Senior Unsecured Notes Due 2031	750,000	750,000
Term Loan	190,000	192,500
Total Debt	1,162,000	1,099,500
Less: Current Portion of Long-term Debt	(10,000)	(10,000)
Less: Unamortized Discounts and Debt Issuance Costs	(10,152)	(10,468)
Long-term Debt	$1,141,848	$1,079,032

Revolving Credit Facility

We have an unsecured $750.0 million revolving credit facility (the Revolving Credit Facility). The Revolving Credit Facility includes a separate $200.0 million term loan facility (the Term Loan) and also provides the Company the option to increase the borrowing capacity by up to $375.0 million (for a total borrowing capacity of $1,125 million), provided the existing lenders, or new lenders, agree to such increase. The Revolving Credit Facility includes a $40.0 million letter of credit facility and a swingline loan sub-facility of $25.0 million, and expires on May 5, 2027.

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

At the Company’s option, outstanding loans under the Revolving Credit Facility bear interest, at a variable rate equal to either (i) the adjusted term SOFR rate (secured overnight financing rate), plus 10 basis points, plus an agreed spread (ranging from 100 to 162.5 basis points, which is established based on the Company's credit rating); (ii) in respect of any Revolving Loans (until such time as the then-existing Benchmark (as defined in the

Revolving Credit Facility) is replaced in accordance with the Revolving Credit Facility), the adjusted daily simple SOFR rate, plus 10 basis points, plus an agreed spread (ranging from 100 to 162.5 basis points, which is established based on the Company's credit rating) or (iii) an Alternate Base Rate (as defined in the Revolving Credit Facility), which is the highest of (a) the Prime Rate (as defined in the Revolving Credit Facility) in effect on any applicable day, (b) the NYFRB Rate (as defined in the Revolving Credit Facility) in effect on any applicable day, plus ½ of 1%, and (c) the Adjusted Term SOFR (as defined in the Revolving Credit Facility) for a one-month interest period on any applicable day, or if such day is not a business day, the immediately preceding business day, plus 1.0%, in each case plus an agreed upon spread (ranging from 0 to 62.5 basis points), which is established quarterly based on the Company's credit rating. The Company is also required to pay a facility fee on unused available borrowings under the Revolving Credit Facility ranging from 9 to 22.5 basis points, which is established based on the Company's then credit rating.

The Company pays each lender a participation fee with respect to such lender’s participations in letters of credit, which fee accrues at the same Applicable Rate (as defined in the Revolving Credit Facility) used to determine the interest rate applicable to Eurodollar Revolving Loans (as defined in the Revolving Credit Facility), plus a fronting fee for each letter of credit issued by the issuing bank in an amount equal to 12.5 basis points per annum on the daily maximum amount then available to be drawn under such letter of credit. The Company also pays each issuing bank such bank’s standard fees with respect to issuance, amendment or extensions of letters of credit and other processing fees, and other standard costs and charges relating to such issuing bank’s letters of credit from time to time.

There was $222.0 million of outstanding borrowings under the Revolving Credit Facility, plus $8.3 million outstanding letters of credit as of June 30, 2023, leaving us with $519.7 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We were in compliance with all Financial Covenants on June 30, 2023; therefore, the entire $519.7 million is available for future borrowings.

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

2.500% Senior Unsecured Notes Due 2031

On July 1, 2021, we issued $750.0 million aggregate principal amount of 2.500% senior notes due July 2031 (the 2.500% Senior Unsecured Notes). The 2.500% Senior Unsecured Notes are senior unsecured obligations of the Company and are not guaranteed by any of our subsidiaries. The 2.500% Senior Unsecured Notes were issued net of original issue discount of $6.3 million and have an effective interest rate of approximately 2.6%. The original issue discount is being amortized by the effective interest method over the 10-year term of the notes. The 2.500% Senior Unsecured Notes are redeemable prior to April 1, 2031, at a redemption price equal to 100% of the aggregate principal amount of the 2.500% Senior Unsecured Notes being redeemed, plus the present value of remaining scheduled payments of principal and interest from the applicable redemption date to April 1, 2031, discounted to the redemption date on a semi-annual basis at the Treasury rate plus 20 basis points. The 2.500% Senior Unsecured Notes are redeemable on or after April 1, 2031, at a redemption price equal to 100% of the aggregate principal amount of the 2.500% Senior Unsecured Notes being redeemed, plus accrued and unpaid interest to, but excluding, the applicable redemption date. If we experience certain change of control triggering events, we would be required to offer to repurchase the 2.500% Senior Unsecured Notes at a purchase price equal to 101% of the aggregate principal amount of the 2.500% Senior Unsecured Notes being repurchased, plus accrued and unpaid interest to, but excluding, the applicable redemption date. The indenture governing the

2.500% Senior Unsecured Notes contains certain covenants that limit our ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets, and provides for certain events of default that, if any occurred, would permit or require the principal of and accrued interest on the 2.500% Senior Unsecured Notes to become or be declared due and payable.

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

We operate eight modern cement plants (one of which is operated through a joint venture located in Buda, Texas), one slag grinding facility, and over 30 cement distribution terminals. Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, Tennessee, and Texas. We operate 30 readymix concrete batch plants and five aggregates processing plants in markets that are complementary to our cement network.

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

	For the Three Months Ended June 30,
	2023	2022
	(dollars in thousands)
Revenue
Cement	$329,032	$284,516
Concrete and Aggregates	70,453	61,618
Gypsum Wallboard	219,097	216,327
Paperboard	45,328	54,073
	663,910	616,534
Less: Intersegment Revenue	(35,266)	(28,832)
Less: Joint Venture Revenue	(27,123)	(26,315)
	$601,521	$561,387

	For the Three Months Ended June 30,
	2023	2022
	(dollars in thousands)
Intersegment Revenue
Cement	$10,137	$6,291
Concrete and Aggregates	3,038	—
Paperboard	22,091	22,541
	$35,266	$28,832
Cement Sales Volume (M tons)
Wholly Owned	1,848	1,805
Joint Venture	165	188
	2,013	1,993

	For the Three Months Ended June 30,
	2023	2022
	(dollars in thousands)
Operating Earnings
Cement	$74,061	$62,348
Concrete and Aggregates	7,034	5,732
Gypsum Wallboard	90,857	84,068
Paperboard	7,202	3,816
Sub-Total	179,154	155,964
Corporate General and Administrative Expense	(11,679)	(11,820)
Other Non-Operating Income (Loss)	213	(635)
Earnings Before Interest and Income Taxes	167,688	143,509
Interest Expense, net	(12,239)	(7,330)
Earnings Before Income Taxes	$155,449	$136,179
Cement Operating Earnings
Wholly Owned	$70,902	$57,250
Joint Venture	3,159	5,098
	$74,061	$62,348
Capital Expenditures
Cement	$18,368	$8,986
Concrete and Aggregates	3,220	652
Gypsum Wallboard	11,028	4,079
Paperboard	3,268	837
Corporate and Other	115	360
	$35,999	$14,914
Depreciation, Depletion, and Amortization
Cement	$21,679	$20,053
Concrete and Aggregates	5,031	4,201
Gypsum Wallboard	5,461	5,563
Paperboard	3,719	3,717
Corporate and Other	792	695
	$36,682	$34,229

	June 30,	March 31,
	2023	2023
	(dollars in thousands)
Identifiable Assets
Cement	$2,006,915	$1,905,227
Concrete and Aggregates	241,746	234,767
Gypsum Wallboard	428,240	421,425
Paperboard	165,649	163,797
Other, net	73,696	55,786
	$2,916,246	$2,781,002

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

The segment breakdown of Goodwill is as follows:

	June 30,	March 31,
	2023	2023
	(dollars in thousands)
Cement	$229,857	$215,781
Concrete and Aggregates	40,774	40,774
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$394,787	$380,711

The increase in Goodwill in the Cement segment is related to the Stockton Terminal Acquisition. The purchase price allocation is still in progress, and may affect the recorded balance of Goodwill when completed.

Summarized financial information for the Joint Venture that is not consolidated is set out below. This summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts:

	For the Three Months Ended June 30,
	2023	2022
	(dollars in thousands)
Revenue	$54,246	$52,630
Gross Margin	$8,538	$12,026
Earnings Before Income Taxes	$6,364	$10,272

	June 30,	March 31,
	2023	2023
	(dollars in thousands)
Current Assets	$90,831	$88,562
Noncurrent Assets	$127,081	$124,503
Current Liabilities	$32,811	$29,434

(O) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended June 30,
	2023	2022
	(dollars in thousands)
Interest Income	$(158)	$(15)
Interest Expense	11,923	6,882
Other Expenses	474	463
Interest Expense, net	$12,239	$7,330

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs.

(P) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At June 30, 2023, we had contingent liabilities under these outstanding letters of credit of approximately $8.3 million.

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

We are currently contingently liable for performance under $28.2 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

(Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our 2.500% Senior Unsecured Notes at June 30, 2023, is as follows:

Fair Value
(dollars in thousands)
2.500% Senior Unsecured Notes Due 2031	$612,416

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (level 1 input). The carrying values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at June 30, 2023, due to the short-term maturities of these assets and liabilities. The fair value of our Revolving Credit Facility and Term Loan also approximates the carrying value at June 30, 2023.

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

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the three months ended June 30, 2023 and 2022, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard.

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

All our business activities are conducted in the United States. These activities include the mining of limestone for the manufacture, production, distribution, and sale of portland cement, including portland limestone cement (a basic construction material that is the essential binding ingredient in concrete); the grinding and sale of slag; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; and the mining and sale of aggregates (crushed stone, sand, and gravel).

In April 2023, we assumed operation of our quarry in Battletown, Kentucky (Battletown Aggregates). Our Battletown quarry is primarily used to supply our Kosmos Cement plant with limestone; however, beginning in April 2023 we also began selling a portion of the mined materials as aggregates. Battletown Aggregates is included in our Heavy Materials sector, in the Concrete and Aggregates business segment.

On May 3, 2023, we finalized the Stockton Terminal Acquisition. The purchase price of the Stockton Terminal Acquisition was approximately $55.1 million. The Stockton Terminal Acquisition is included in our Heavy Materials sector, in the Cement business segment. See Footnote (B) in the Unaudited Consolidated Financial Statements for more information regarding the Stockton Terminal Acquisition.

MARKET CONDITIONS AND OUTLOOK

During the first quarter of fiscal 2024, our end markets generally remained resilient despite higher interest rates and persistent inflation. Construction activity in most of our regional markets continued to outpace the national average. Sales Volume in our Cement business increased 1%, and although Sales Volume in our Gypsum Wallboard business declined 4%, our overall sales volume remains historically strong.

Demand Outlook

The principal end-use market of Cement is public infrastructure (i.e. roads, bridges, and highways). Our Cement business remains in a near sold-out position. We expect demand for cement to remain strong with infrastructure investment increasing given increased federal funding from the Infrastructure Investments and Jobs Act for public construction and repair projects; continued high allocations from state budgets for additional infrastructure projects; and growth in heavy industrial projects. Despite underlying demand growth, our ability to achieve further Cement sales volume growth from our existing facilities is limited, because our integrated cement sales network, which stretches across the U.S. heartland, is operating at high utilization levels.

The principal end use for Gypsum Wallboard is residential housing, consisting of new construction (both single-family and multi-family homes) as well as repair and remodel. Our Gypsum Wallboard shipments and orders, while down 4% from the prior year, remain historically strong. Residential construction activity remains resilient as the market balances interest rate-related affordability challenges with chronic supply shortages and strong demand. Our Recycled Paperboard business sells paper primarily into the gypsum wallboard market, and demand for our paper generally follows the demand for gypsum wallboard.

Cost Outlook

We are well positioned to manage our cost structure and meet our customers’ needs during the fiscal year. Our substantial raw material reserves for our Cement, Aggregates, and Gypsum Wallboard businesses, and their proximity to our respective manufacturing facilities, support our low-cost producer position across all of our business segments.

Energy and freight costs increased in all of our businesses during fiscal 2023. While natural gas costs have recently declined and freight costs have stabilized, we expect solid fuel costs, which are the primary energy costs in manufacturing cement, to increase in fiscal 2024. We continue to see inflationary pressure in maintenance costs, and we expect this to continue into fiscal 2025.

The primary raw material used to produce paperboard is old corrugated containers (OCC). Prices for OCC stabilized toward the end of fiscal 2023. OCC prices increased slightly during the first quarter of fiscal 2024, and we anticipate OCC pricing to remain relatively flat in the near term. Our current customer contracts for gypsum liner include price adjustments that partially compensate for changes in raw material fiber prices. However, because these price adjustments are not realized until future quarters, costs in our Gypsum Wallboard segment are likely to be adjusted in the period that these price changes are realized.

RESULTS OF OPERATIONS

THREE MONTHS ENDED June 30, 2023 Compared WITH THREE MONTHS ENDED June 30, 2022

	For the Three Months Ended June 30,
	2023	2022	Change
	(dollars in thousands, except per share)
Revenue	$601,521	$561,387	7%
Cost of Goods Sold	(425,526)	(410,521)	4%
Gross Profit	175,995	150,866	17%
Equity in Earnings of Unconsolidated Joint Venture	3,159	5,098	(38)%
Corporate General and Administrative	(11,679)	(11,820)	(1)%
Other Non-Operating Income	213	(635)	(134)%
Interest Expense, net	(12,239)	(7,330)	67%
Earnings Before Income Taxes	155,449	136,179	14%
Income Tax Expense	(34,600)	(31,174)	11%
Net Earnings	$120,849	$105,005	15%
Diluted Earnings per Share	$3.40	$2.75	24%

REVENUE

Revenue increased by $40.1 million, or 7%, to $601.5 million for the three months ended June 30, 2023. Battletown Aggregates and the Stockton Terminal Acquisition contributed $1.8 million and $6.5 million of Revenue, respectively, during the three months ended June 30, 2023. Excluding Battletown Aggregates and the Stockton Terminal Acquisition, Revenue improved by $31.8 million, or 6%. This was due to increases in gross sales prices, which positively affected Revenue by $46.3 million, partially offset by lower Sales Volume, which adversely affected Revenue by approximately $14.5 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $15.0 million, or 4%, to $425.5 million for the three months ended June 30, 2023. Battletown Aggregates and the Stockton Terminal Acquisition contributed $1.6 million and $8.4 million of Cost of Goods Sold, respectively, during the three months ended June 30, 2023. Excluding Battletown Aggregates and the Stockton Terminal Acquisition, Cost of Goods Sold increased by $5.0 million, or 1%. The increase was due to operating costs of $15.4 million, partially offset by lower Sale Volume of $10.4 million. Higher operating costs were primarily related to our Cement and Concrete and Aggregates businesses and are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit increased 17% to $176.0 million during the three months ended June 30, 2023. The increase was primarily related to higher gross sales prices, partially offset by lower Sales Volume and increased operating costs. The gross margin expanded to 29%, with higher gross sales prices being partially offset by a rise in operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture declined $1.9 million, or 38%, for the three months ended June 30, 2023. The decrease was primarily due to higher operating costs and lower Sales Volume, which adversely affected earnings by approximately $5.4 million and $0.7 million, respectively. This was partially offset by higher gross sales prices of $4.2 million. The rise in operating costs was primarily related to an extended maintenance outage during the quarter that reduced production and resulted in higher maintenance expenses of approximately $2.8 million, as well as higher energy and purchased cement costs reduced operating earnings by $0.5 million and $0.9 million, respectively. The extended outage addressed ongoing equipment issues at the facility over the past year.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses decreased by approximately $0.1 million, or 1%, for the three months ended June 30, 2023.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $4.9 million, or 67%, during the three months ended June 30, 2023. This was primarily due to approximately $5.0 million of higher interest on our revolving credit facility, which was related to increased average outstanding borrowings and higher interest rates.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes increased to $155.5 million during the three months ended June 30, 2023, primarily as a result of higher Gross Profit. This was partially offset by higher Interest Expense, as well as lower Equity in Earnings of Unconsolidated Joint Venture.

INCOME TAX EXPENSE

Income Tax Expense was $34.6 million for the three months ended June 30, 2023, compared with $31.2 million for the three months ended June 30, 2022. The effective tax rate decreased to 22% from 23% in the prior-year period. The decrease was primarily due to the benefit received from the vesting and exercise of employee stock awards during the quarter in fiscal 2024.

NET EARNINGS

Net Earnings increased 15% to $120.9 million for the three months ended June 30, 2023, as discussed above.

Three MONTHS ENDED June 30, 2023 vs. three MONTHS ENDED June 30, 2022 BY SEGMENT

The following presents results within our two business sectors for the three months ended June 30, 2023, and 2022. Revenue and operating results are organized by sector and discussed by individual business segments.

Heavy Materials

CEMENT (1)

	For the Three Months Ended June 30,
	2023	2022	Percentage Change
	(in thousands, except per ton information)
Revenue, including Intersegment and Joint Venture	$329,032	$284,516	16%
Less Intersegment Revenue	(10,137)	(6,291)	61%
Less Joint Venture Revenue	(27,123)	(26,315)	3%
Revenue	$291,772	$251,910	16%

Sales Volume (M Tons)	2,013	1,993	1%
Freight and Delivery Costs billed to Customers	$(17,528)	$(15,970)	10%
Average Net Sales Price, per ton (2)	$147.27	$127.82	15%
Operating Margin, per ton	$36.79	$31.28	18%
Operating Earnings	$74,061	$62,348	19%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Net of freight per ton, including Joint Venture.

Cement Revenue was $329.0 million, a 16% increase, for the three months ended June 30, 2023. Excluding Intersegment Revenue and the Stockton Terminal Acquisition, Revenue increased $34.2 million, or 12%, for the three months ended June 30, 2023. The increase was primarily due to higher gross sales prices, which improved Cement Revenue by approximately $37.6 million, partially offset by lower Sales Volume from legacy cement plants of $3.4 million.

Cement Operating Earnings increased by $11.8 million to $74.1 million for the three months ended June 30, 2023. Excluding the Stockton Terminal Acquisition, Operating Earnings increased by $13.7 million, or 22%. The increase was due to higher gross sales prices of $37.6 million. This was partially offset by lower Sales Volume and higher operating costs $0.7 million and $23.2 million, respectively. Higher operating costs were primarily due to higher maintenance and energy costs of approximately $18.1 million and $4.2 million, respectively. The Operating Margin increased to 23% from 22%, as a result of higher gross sales prices, partially offset by the increase in operating expenses.

CONCRETE AND AGGREGATES

	For the Three Months Ended June 30,
	2023	2022	Percentage Change
	(in thousands, except net sales prices)
Revenue, including Intersegment	$70,453	$61,618	14%
Less Intersegment Revenue	$(3,038)	$—	—
Revenue	$67,415	$61,618	9%

Sales Volume
M Cubic Yards of Concrete	385	406	(5)%
M Tons of Aggregate	1,157	795	46%
Average Net Sales Price
Concrete - Per Cubic Yard	$141.80	$128.73	10%
Aggregates - Per Ton	$11.30	$11.22	1%

Operating Earnings	$7,034	$5,732	23%

Concrete and Aggregates Revenue increased 14% to $70.5 million for the three months ended June 30, 2023. Excluding Intersegment Revenue and Battletown Aggregates, Revenue increased $4.0 million. The increase was due to higher gross sales price and Aggregates Sales Volume, which improved Revenue by $5.6 million and $1.1 million, respectively. This was offset by lower Concrete Sales Volume of $2.7 million.

Operating Earnings were approximately $7.0 million, a 23% increase. Excluding Battletown Aggregates, Operating Earnings increased to $6.8 million. The increase in Operating Earnings was due to higher gross sales prices of $5.6 million. This was partially offset by higher operating costs of $4.5 million. The increase in operating costs was primarily due to higher materials, maintenance and batch plant expenses of approximately $3.6 million, $1.5 million, and $1.3 million, respectively. This was partially offset by lower delivery expense of approximately $0.9 million, and the impact of the recording acquired inventories at fair value in the first quarter of fiscal 2022 of $1.2 million.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended June 30,
	2023	2022	Percentage Change
	(in thousands, except per MSF information)
Gross Revenue	$219,097	$216,327	1%

Sales Volume (MMSF)	763	798	(4)%
Freight and Delivery Costs billed to Customers	$(38,608)	$(42,006)	(8)%
Average Net Sales Price, per MSF (1)	$236.66	$218.57	8%
Freight, per MSF	$50.60	$52.64	(4)%
Operating Margin, per MSF	$119.08	$105.35	13%
Operating Earnings	$90,857	$84,068	8%

(1) Net of freight per MSF.

Gypsum Wallboard Revenue was $219.1 million, a 1% increase for the three months ended June 30, 2023. Higher gross sales prices increased Revenue by approximately $12.3 million, partially offset by lower Sales Volume of $9.5 million. Our market share remained relatively consistent during the three months ended June 30, 2023.

Operating Earnings increased 8% to $90.9 million, primarily because of higher gross sales prices. The increase in gross sales prices positively affected Operating Earnings by approximately $12.3 million. This was partially offset by lower Sales Volume and higher operating costs, which adversely affected Operating Earnings by approximately $3.7 million and $1.8 million, respectively. Higher operating costs were primarily related to maintenance and fixed costs, which reduced Operating Earnings by approximately $1.6 million and $2.2 million, respectively, partially offset by lower freight costs of $1.6 million. Operating Margin increased to 41% for the three months ended June 30, 2023, primarily because of higher gross sales prices, partly offset by increased operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended June 30,
	2023	2022	Percentage Change
	(in thousands, except per ton information)
Revenue, including Intersegment	$45,328	$54,073	(16)%
Less Intersegment Revenue	(22,091)	(22,541)	(2)%
Revenue	$23,237	$31,532	(26)%

Sales Volume (M Tons)	83	84	(1)%
Freight and Delivery Costs billed to Customers	$(599)	$(2,549)	(77)%
Average Net Sales Price, per ton (1)	$536.56	$611.87	(12)%
Freight, per ton	$7.22	$30.35	(76)%
Operating Margin, per ton	$86.77	$45.43	91%
Operating Earnings	$7,202	$3,816	89%

(1) Net of freight per ton.

Recycled Paperboard Revenue decreased 16% to $45.3 million during the three months ended June 30, 2023. The decrease was primarily due to lower gross sales prices and Sales Volume, which reduced Revenue by $8.2 million and $0.6 million, respectively. Lower gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 89% to $7.2 million, primarily because of lower operating expenses, which increased Operating Earnings by $11.6 million. This was partially offset by lower gross sales prices, which reduced Operating Earnings by approximately $8.2 million. The decrease in operating costs was primarily related to lower input costs, namely fiber and freight, which lowered Operating Earnings by approximately $9.5 million, and $3.2 million, respectively. This was partially offset by higher energy and fixed costs of $0.6 million and $0.5 million, respectively. The Operating Margin increased to 16% because of lower operating costs, partially offset by lower gross sales prices. Although the Company has certain pricing provisions in its long-term sales agreements, prices are only adjusted at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

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

Cash Flow

The following table provides a summary of our cash flows:

	For the Three Months Ended June 30,
	2023	2022
	(dollars in thousands)
Net Cash Provided by Operating Activities	$140,487	$124,802
Investing Activities
Additions to Property, Plant, and Equipment	(35,999)	(14,914)
Acquisition Spending	(55,053)	(121,162)
Net Cash Used in Investing Activities	(91,052)	(136,076)
Financing Activities
Increase (Decrease) in Credit Facility	65,000	(19,000)
Proceeds from Term Loan	—	200,000
Repayment of Term Loan	(2,500)	—
Dividends Paid to Stockholders	(8,995)	(9,642)
Purchase and Retirement of Common Stock	(74,058)	(109,612)
Proceeds from Stock Option Exercises	10,385	667
Payment of Debt Issuance Costs	—	(777)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,360)	(1,497)
Net Cash Provided by (Used in) Financing Activities	(11,528)	60,139
Net Increase in Cash and Cash Equivalents	$37,907	$48,865

Net Cash Provided by Operating Activities increased by $15.7 million to $140.5 million during the three months ended June 30, 2023. This increase was primarily attributable to higher Net Earnings, adjusted for non-cash charges of approximately $21.3 million. This was partially offset by changes in working capital of $3.6 million and lower dividends from our Unconsolidated Joint Venture of $2.5 million.

Working capital increased by $77.7 million to $386.3 million at June 30, 2023, compared with March 31, 2023. The increase was due to higher Cash, Accounts and Notes Receivable, net, Inventories, Prepaid and Other Assets of $37.9 million, $53.5 million, $10.6 million, and $7.2 million, respectively. This was partially offset by lower Income Tax Receivable of $14.9 million and higher Income Tax Payable of $18.3 million. The increase in inventory was due primarily to the Stockton Terminal Acquisition. The Stockton Terminal Acquisition in May 2023 increased working capital by approximately $7.2 million at June 30, 2023.

The increase in Accounts Receivable at June 30, 2023, was primarily related to higher Revenue during the three months ended June 30, 2023, compared with the three months ended March 31, 2023. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 41% at both June 30, 2023 and March 31, 2023. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at June 30, 2023.

Our Inventory balance at June 30, 2023, increased by approximately $10.6 million from our balance at March 31, 2023. Excluding the Stockton Terminal Acquisition, our Inventory balance increased by $1.9 million. Within Inventory, raw materials and materials-in-progress and finished cement increased by approximately $2.1 million and $4.7 million, respectively. However, excluding the Stockton Terminal Acquisition, finished cement declined by $3.7 million. The relatively flat balance in raw materials and materials-in-progress and decline in finished cement is consistent with our business cycle; we generally build up clinker inventory over the winter months to meet the demand for cement in the spring and summer. The decrease in repair parts inventory was primarily due to the completion of most of our scheduled outages during the quarter. The largest individual balance in our Inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence because our products are basic construction materials.

Net Cash Used in Investing Activities during the three months ended June 30, 2023, was approximately $91.1 million, compared with $136.1 million during the same period in 2022. The $45.0 million decrease was primarily related to the lower purchase price for the Stockton Terminal Acquisition in May 2023, compared with the acquisition completed in the three months ended June 30, 2022.

Net Cash Used in Financing Activities was approximately $11.5 million during the three months ended June 30, 2023, compared with Net Cash Provided by Financing Activities of $60.1 million during the three months ended June 30, 2022. The $71.6 million decrease was primarily related to reduced borrowings of $118.5 million, partially offset by lower Purchase and Retirement of Common Stock of $35.5 million and increased Proceeds from Stock Option Exercises of $9.7 million.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 48.4% and 47.2%, respectively, at June 30, 2023, compared with 48.1% and 47.8%, respectively, at March 31, 2023.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities at June 30, 2023:

Maturity
Revolving Credit Facility	May 2027
Term Loan	May 2027
2.500% Senior Unsecured Notes	July 2031

See Footnote (M) to the Unaudited Consolidated Financial Statements for further details on the Company’s debt facilities, including interest rate, and financial and other covenants and restrictions.

The revolving borrowing capacity of our Revolving Credit Facility is $750.0 million (any revolving loans borrowed under the Revolving Credit Facility, as applicable, the Revolving Loans). The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At June 30, 2023 we had $222.0 million outstanding of Revolving Loans under the Revolving Credit Facility and $8.3 million of outstanding letters of credit, leaving us with $519.7 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We are contingently liable for performance under $28.2 million in performance bonds relating primarily to our mining operations. We do not have any off-balance sheet debt, or any outstanding debt guarantees.

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

We have approximately $34.7 million of lease liabilities at June 30, 2023, that have an average remaining life of approximately 9.5 years.

Dividends

Dividends paid were $9.0 million and $9.6 million for the three months ended June 30, 2023 and 2022, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

During the three months ended June 30, 2023, our share repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2023	234,000	$143.73	234,000
May 1 through May 31, 2023	145,000	155.99	145,000
June 1 through June 30, 2023	105,000	161.65	105,000
Quarter 1 Totals	484,000	$153.01	484,000
Year-to-Date Totals	484,000	$153.01	484,000	7,263,204

On May 17, 2022, the Board of Directors authorized us to repurchase an additional 7.5 million shares. This authorization brought the cumulative total of Common Stock our Board has approved for repurchase in the open market to 55.9 million shares since we became publicly held in April 1994. Through June 30, 2023, we have repurchased approximately 48.6 million shares.

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

During the three months ended June 30, 2023, the Company withheld from employees 8,469 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is necessary once the Restricted Shares or Restricted Share Units are vested.

Capital Expenditures

The following table details capital expenditures by category:

	For the Three Months Ended June 30,
	2023	2022
	(dollars in thousands)
Land and Quarries	$548	$1,352
Plants	16,272	8,814
Buildings, Machinery, and Equipment	19,179	4,748
Total Capital Expenditures	$35,999	$14,914

Capital expenditures for fiscal 2024 are expected to range from $145.0 million to $165.0 million and will be allocated across both Heavy Materials and Light Materials sectors. These estimated capital expenditures will include maintenance capital expenditures and improvements, as well as other safety and regulatory projects.

FORWARD LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not historical facts or guarantees of future performance but instead represent only the Company’s belief at the time the statements were made regarding future events which are subject to certain risks, uncertainties and other factors, many of which are outside the Company’s control. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company’s actual performance include the following: the cyclical and seasonal nature of the Company’s businesses; public infrastructure expenditures; adverse weather conditions; the fact that our products are commodities and that prices for our products are subject to material fluctuation due to market conditions and other factors beyond our control; availability of raw materials; changes in the costs of energy, including, without limitation, natural gas, coal and oil, and the nature of our obligations to counterparties under energy supply contracts, such as those related to market conditions (such as fluctuations in spot market prices), governmental orders and other matters; changes in the cost and availability of transportation; unexpected operational difficulties, including unexpected maintenance costs, equipment downtime and interruption of production; material nonpayment or non-performance by any of our key customers; fluctuations in or changes in the nature of activity in the oil and gas industry; inability to timely execute announced capacity expansions; difficulties and delays in the development of new business lines; governmental regulation and changes in governmental and public policy (including, without limitation, climate change and other environmental regulation); possible outcomes of pending or future litigation or arbitration proceedings; changes in economic conditions specific to any one or more of the Company’s markets; adverse impact of severe weather conditions (such as winter storms, tornados and hurricanes) and their effects on our facilities, operations and contractual arrangements with third parties; competition; cyber-attacks or data security breaches; announced increases in capacity in the gypsum wallboard and cement industries; changes in the demand for residential housing construction or commercial construction or construction projects undertaken by state or local governments; risks related to pursuit of acquisitions, joint ventures and other transactions or the execution or implementation of such transactions, including the integration of operations acquired by the Company; general economic conditions; and interest rates. For example, increases in interest rates, decreases in demand for construction materials or increases in the cost of energy (including, without limitation, natural gas, coal and oil) and the cost of our raw materials could affect the revenue and operating earnings of our operations. In addition, changes in national or regional economic conditions and levels of infrastructure and construction spending could also adversely affect the Company’s result of operations. Finally, any forward-looking statements made by the Company are subject to the risks and impacts associated with natural disasters, the outbreak, escalation, or resurgence of health emergencies, pandemics or other unforeseen events, including, without limitation, the COVID-19 pandemic and responses thereto designed to contain its spread and mitigate its public health effects, as well as their impact on our operations or on economic conditions, capital and financial markets. These and other factors are described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023. All forward-looking statements made herein are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed herein will increase with the passage of time. The Company undertakes no duty to update any forward-looking statement to reflect future events or changes in the Company’s expectations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We had a $750.0 million Revolving Credit Facility at June 30, 2023, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $222.0 million of borrowings under the Revolving Credit Facility and the $190.0 million of borrowings under the Term Loan at June 30, 2023, would increase interest expense by approximately $4.1 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

Item 1A. Risk Factors

For information regarding factors that could impact our results of operations, financial condition, and liquidity, see Part 1. Item 1A. Risk Factors in our Form 10-K for the fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission on May 19, 2023.

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

Item 5. Other Information

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2023.

Item 6. Exhibits

10.1

Eagle Materials Inc. Salaried Incentive Compensation Program for fiscal 2024 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 23, 2023 and incorporated herein by reference). (1)

10.2

Eagle Materials Inc. Special Situation Program for fiscal 2024 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 23, 2023 and incorporated herein by reference). (1)

10.3*	Form of Management Restricted Stock Agreement (Time). (1)
10.4*	Form of Management Restricted Stock Agreement (Performance). (1)
10.5*	Change in Control Continuity Agreement, dated as of May 31, 2022, by and between Eagle Materials Inc. and Matt Newby. (1)
31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – (formatted as Inline XBRL and Contained in Exhibit 101).

* Filed herewith.

(1) Management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

July 27, 2023	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

July 27, 2023	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

July 27, 2023	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)