Form 10-Q
period 2023-09-30
EAGLE MATERIALS INC
filed 2023-10-26
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of October 24, 2023, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	34,886,889

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands, except share and per share data)
Revenue	$622,236	$605,068	$1,223,757	$1,166,455
Cost of Goods Sold	413,218	410,829	838,744	821,350
Gross Profit	209,018	194,239	385,013	345,105
Equity in Earnings of Unconsolidated Joint Venture	10,346	7,156	13,505	12,254
Corporate General and Administrative Expense	(16,576)	(13,627)	(28,255)	(25,447)
Other Non-Operating Income (Loss)	1,605	(664)	1,818	(1,299)
Interest Expense, net	(10,204)	(8,580)	(22,443)	(15,910)
Earnings before Income Taxes	194,189	178,524	349,638	314,703
Income Taxes	(43,636)	(39,529)	(78,236)	(70,703)
Net Earnings	150,553	138,995	271,402	244,000

EARNINGS PER SHARE
Basic	$4.29	$3.74	$7.72	$6.50
Diluted	4.26	3.72	7.66	6.46
AVERAGE SHARES OUTSTANDING
Basic	35,056,973	37,140,197	35,165,268	37,559,087
Diluted	35,336,966	37,366,879	35,433,837	37,792,613
CASH DIVIDENDS PER SHARE	$0.25	$0.25	$0.50	$0.50

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Net Earnings	$150,553	$138,995	$271,402	$244,000
Net Actuarial Change in Defined Benefit Plans
Amortization of Net Actuarial Loss	63	30	126	60
Tax Expense	(15)	(6)	(30)	(13)
Comprehensive Earnings	$150,601	$139,019	$271,498	$244,047

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	March 31,
	2023	2023
	(dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$47,321	$15,242
Accounts and Notes Receivable, net	244,832	195,052
Inventories	301,374	291,882
Income Tax Receivable	8,144	16,267
Prepaid and Other Assets	10,135	3,060
Total Current Assets	611,806	521,503
Property, Plant, and Equipment, net	1,676,738	1,662,061
Notes Receivable	—	7,382
Investment in Joint Venture	100,115	89,111
Operating Lease Right-of-Use Assets	22,068	20,759
Goodwill and Intangible Assets, net	490,180	466,043
Other Assets	16,187	14,143
Total Assets	$2,917,094	$2,781,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$113,737	$110,408
Accrued Liabilities	90,815	86,472
Operating Lease Liabilities	8,205	6,009
Income Taxes Payable	1,778	—
Current Portion of Long-term Debt	10,000	10,000
Total Current Liabilities	224,535	212,889
Long-term Debt	1,079,665	1,079,032
Noncurrent Operating Lease Liabilities	22,699	24,940
Other Long-term Liabilities	39,891	41,603
Deferred Income Taxes	243,670	236,844
Total Liabilities	1,610,460	1,595,308
Stockholders’ Equity
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 35,031,889 and 35,768,376 Shares, respectively	350	358
Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(3,451)	(3,547)
Retained Earnings	1,309,735	1,188,883
Total Stockholders’ Equity	1,306,634	1,185,694
Total Liabilities and Stockholders’ Equity	$2,917,094	$2,781,002

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended September 30,
	2023	2022
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$271,402	$244,000
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity
Depreciation, Depletion, and Amortization	73,879	68,874
Deferred Income Tax Provision	6,826	6,198
Stock Compensation Expense	10,999	9,548
Equity in Earnings of Unconsolidated Joint Venture	(13,505)	(12,254)
Distributions from Joint Venture	2,500	7,500
Changes in Operating Assets and Liabilities
Accounts and Notes Receivable	(42,398)	(50,697)
Inventories	5,317	18,101
Accounts Payable and Accrued Liabilities	3,996	1,634
Other Assets	(14,487)	4,589
Income Taxes Payable (Receivable)	8,310	2,952
Net Cash Provided by Operating Activities	312,839	300,445
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(65,453)	(43,249)
Acquisition Spending	(55,053)	(158,451)
Net Cash Used in Investing Activities	(120,506)	(201,700)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	5,000	200,000
Repayment of Term Loan	(5,000)	(2,500)
Dividends Paid to Stockholders	(17,908)	(19,149)
Purchase and Retirement of Common Stock	(151,321)	(210,398)
Proceeds from Stock Option Exercises	11,469	735
Payment of Debt Issuance Costs	—	(903)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,494)	(1,806)
Net Cash Used in Financing Activities	(160,254)	(34,021)
NET INCREASE IN CASH AND CASH EQUIVALENTS	32,079	64,724
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,242	19,416
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,321	$84,140

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2022	$387	$—	$1,136,344	$(3,175)	$1,133,556
Net Earnings	—	—	105,005	—	105,005
Stock Compensation Expense	—	5,146	—	—	5,146
Stock Option Exercises and Restricted Share Issuances	1	666	—	—	667
Shares Redeemed to Settle Employee Taxes	—	(1,497)	—	—	(1,497)
Purchase and Retirement of Common Stock	(8)	(4,315)	(105,289)	—	(109,612)
Dividends to Shareholders	—	—	(9,507)	—	(9,507)
Unfunded Pension Liability, net of tax	—	—	—	23	23
Balance at June 30, 2022	$380	$—	$1,126,553	$(3,152)	$1,123,781
Net Earnings	—	—	138,995	—	138,995
Stock Compensation Expense	—	4,402	—	—	4,402
Stock Option Exercise and Restricted Share Issuances	—	68	—	—	68
Shares Redeemed to Settle Employee Taxes	—	(309)	—	—	(309)
Purchase and Retirement of Common Stock	(9)	(4,161)	(96,616)	—	(100,786)
Dividends to Shareholders	—	—	(9,471)	—	(9,471)
Unfunded Pension Liability, net of tax	—	—	—	24	24
Balance at September 30, 2022	$371	$—	$1,159,461	$(3,128)	$1,156,704

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2023	$358	$—	$1,188,883	$(3,547)	$1,185,694
Net Earnings	—	—	120,849	—	120,849
Stock Compensation Expense	—	6,457	—	—	6,457
Stock Option Exercises and Restricted Share Issuances	2	10,383	—	—	10,385
Shares Redeemed to Settle Employee Taxes	(1)	(1,359)	—	—	(1,360)
Purchase and Retirement of Common Stock	(5)	(15,481)	(59,313)	—	(74,799)
Dividends to Shareholders	—	—	(8,863)	—	(8,863)
Unfunded Pension Liability, net of tax	—	—	—	48	48
Balance at June 30, 2023	$354	$—	$1,241,556	$(3,499)	$1,238,411
Net Earnings	—	—	150,553	—	150,553
Stock Compensation Expense	—	4,542	—	—	4,542
Stock Option Exercise and Restricted Share Issuances	—	1,084	—	—	1,084
Shares Redeemed to Settle Employee Taxes	—	(1,134)	—	—	(1,134)
Purchase and Retirement of Common Stock	(4)	(4,492)	(73,541)	—	(78,037)
Dividends to Shareholders	—	—	(8,833)	—	(8,833)
Unfunded Pension Liability, net of tax	—	—	—	48	48
Balance at September 30, 2023	$350	$—	$1,309,735	$(3,451)	$1,306,634

See Notes to Unaudited Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying Unaudited Consolidated Financial Statements as of and for the three and six months ended September 30, 2023, include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 19, 2023.

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

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Six Months Ended September 30,
	2023	2022
	(dollars in thousands)
Cash Payments
Interest	$22,298	$12,940
Income Taxes	63,033	61,592
Operating Cash Flows Used for Operating Leases	4,706	4,248

Non-Cash Financing Activities
Excise Tax on Share Repurchases	$2,252	$—
Right-of-Use Assets Acquired for Capitalized Operating Leases	6,018	—

(C) ACQUISITION

On May 3, 2023, we purchased the assets of a cement import terminal in Stockton, California (the Stockton Terminal Acquisition), which was accounted for under the acquisition method. The purchase price of the Stockton Terminal Acquisition was approximately $55.1 million. The purchase price allocation has not yet been finalized. The purchase price was funded through borrowings under our revolving credit facility. Operations related to the Stockton Terminal Acquisition are included in the Cement business in our segment reporting from May 3, 2023, through September 30, 2023.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed (based on Level 3 inputs) as of September 30, 2023:

Fair Value
Inventory	$14,809
Prepaid and Other Current Assets	179
Property, Plant, and Equipment	12,737
Lease Right-of-Use Assets	1,646
Intangible Assets	16,100
Lease Obligations	(1,646)
Other Long-term Liabilities	(630)
Goodwill	11,858
Total Estimated Purchase Price	$55,053

The estimated useful lives assigned to Property, Plant, and Equipment range from 5 to 30 years, while the estimated useful lives assigned to Intangible Assets range from 2 to 15 years. All goodwill generated from the Stockton Terminal Acquisition is deductible for income tax purposes.

The following table presents the Revenue and Operating Loss related to the Stockton Terminal Acquisition that has been included in our Consolidated Statement of Earnings from May 3, 2023, through September 30, 2023.

	For the Three Months Ended	For the Six Months Ended
	September 30, 2023
	(dollars in thousands)
Revenue	$13,029	$19,497
Operating Loss	$(130)	$(2,050)

Operating Loss shown above for the three months ended September 30, 2023 was affected by approximately $0.7 million and $1.1 million related to depreciation and amortization and the recording of acquired inventories at fair value, respectively. Operating Loss for the six months ended September 30, 2023, was affected by approximately $1.2 million and $3.9 million related to depreciation and amortization and the recording of acquired inventories at fair value, respectively.

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

(E) ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable are shown net of the allowance for credit losses totaling $6.9 million at both September 30, 2023, and March 31, 2023, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for credit losses is based upon analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due, and expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

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

	September 30,	March 31,
	2023	2023
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$96,674	$96,880
Finished Cement	42,031	46,364
Aggregates	10,384	8,309
Gypsum Wallboard	5,684	4,244
Recycled Paperboard	12,021	8,651
Repair Parts and Supplies	115,962	112,885
Fuel and Coal	18,618	14,549
	$301,374	$291,882

(G) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	September 30,	March 31,
	2023	2023
	(dollars in thousands)
Payroll and Incentive Compensation	$31,676	$32,742
Benefits	16,870	16,130
Dividends	8,974	9,186
Interest	7,478	7,163
Property Taxes	10,318	6,671
Power and Fuel	3,444	3,051
Freight	4,161	1,663
Legal and Professional	2,067	1,691
Sales and Use Tax	1,490	1,452
Other	4,337	6,723
	$90,815	$86,472

(H) LEASES

We lease certain real estate, buildings, and equipment. Certain of these leases contain escalations of rent over the term of the lease, as well as options for us to extend the term of the lease at the end of the original term. These extensions range from periods of 1 to 20 years. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. In calculating the present value of future minimum lease payments, we use the rate implicit in the lease if it can be determined. Otherwise, we use our incremental borrowing rate in effect at the commencement of the lease to determine the present value of the future minimum lease payments. Additionally, we lease certain equipment under short-term leases with initial terms of less than 12 months, which are not recorded on the balance sheet.

Lease expense for our operating and short-term leases is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Operating Lease Cost	$1,953	$1,671	$4,227	$3,398
Short-term Lease Cost	191	126	414	275
Total Lease Cost	$2,144	$1,797	$4,641	$3,673

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	September 30,	March 31,
	2023	2023
	(dollars in thousands)
Operating Leases
Operating Lease Right-of-Use Assets	$22,068	$20,759

Current Operating Lease Liabilities	$8,205	$6,009
Noncurrent Operating Lease Liabilities	22,699	24,940
Total Operating Lease Liabilities	$30,904	$30,949

Future payments for operating leases are as follows (dollars in thousands):

Fiscal Year	Amount
2024 (remaining six months)	$4,580
2025	8,653
2026	4,776
2027	3,606
2028	2,735
Thereafter	13,665
Total Lease Payments	$38,015
Less: Imputed Interest	(7,111)
Present Value of Lease Liabilities	$30,904

Weighted-Average Remaining Lease Term (in years)	9.2
Weighted-Average Discount Rate	4.19%

(I) Share-BASED EMPLOYEE COMPENSATION

On August 3, 2023, our stockholders approved the Eagle Materials Inc. 2023 Equity Incentive Plan (the 2023 Plan), which reserves 1,425,000 shares for future grants of stock awards. Under the terms of the 2023 Plan, we can issue equity awards, including stock options, restricted stock units, restricted stock, and stock appreciation rights, to employees of the Company, members of the Board of Directors, consultants, independent contractors, and agents of the Company. The Compensation Committee of our Board of Directors specifies grant terms for awards under the Plan.

Long-Term Compensation Plans

OPTIONS

In May 2023, under the 2013 amended and restated incentive plan (the Prior Plan), the Compensation Committee of the Board of Directors approved the granting to certain officers and key employees an aggregate of 2,296 performance-vesting stock options that will be earned only if certain performance conditions are satisfied (the Fiscal 2024 Employee Performance Stock Option Award). The performance criteria for the Fiscal 2024 Employee Performance Stock Option Award are based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 10.0% to 20.0%, for the performance periods described in the table below. All stock options in each performance period will be earned if the return on equity is 20.0% or greater. If the return on equity is less than 20% but at least 10% in any performance period, the amount of stock options earned in such period will be reduced proportionately using straight-line interpolation, such that approximately 66.7% of the amount of stock options granted will be earned if the return on equity is 10.0% . If the Company does not achieve a return on equity of at least 10.0% during any performance period, all stock option awards for that performance period will be forfeited. The stock option performance periods are as follows:

	Options	Performance Period	Vesting Date
One-Year Performance Shares	574	April 1, 2023 to March 31, 2024	May 2024
Two-Year Performance Shares	574	April 1, 2023 to March 31, 2025	May 2025
Three-Year Performance Shares	1,148	April 1, 2023 to March 31, 2026	May 2026

The stock options have a term of 10 years from the grant date. The Compensation Committee also approved the granting of 1,914 time-vesting stock options to the same officers and key employees, which vest ratably over three years (the Fiscal 2024 Employee Time-Vesting Stock Option Award).

In August 2023, under the 2023 Plan, the Compensation Committee granted 1,348 options to members of the Board of Directors (the Fiscal 2024 Board of Directors Stock Option Award). Options granted under the Fiscal 2024 Board of Directors Stock Option Award vest one year after the grant date, and can be exercised from the date of vesting until their expiration on the tenth anniversary of the grant date.

The Fiscal 2024 Employee Performance Stock Option Award, the Fiscal 2024 Employee Time-Vesting Stock Option Award, and the Fiscal 2024 Board of Directors Stock Option Award were valued at their grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards for fiscal 2024 are as follows:

Dividend Yield	0.8%
Expected Volatility	38.8%
Risk-Free Interest Rate	3.7%
Expected Life	6.0 years

In addition to the stock options described above, we issue stock options to certain employees from time to time. Any options issued are valued using the Black-Scholes options pricing model on the grant date, and expensed over the vesting period.

Stock option expense for all outstanding stock option awards totaled approximately $0.5 million and $1.0 million for the three and six months ended September 30, 2023, respectively, and $1.1 million and $1.9 million for the three and six months ended September 30, 2022, respectively. At September 30, 2023, there was approximately $2.7 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table represents stock option activity for the six months ended September 30, 2023:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at March 31, 2023	436,949	$89.69
Granted	5,558	$172.62
Exercised	(130,053)	$88.18
Cancelled	(1,000)	$73.37
Outstanding Options at September 30, 2023	311,454	$91.85
Options Exercisable at September 30, 2023	216,868
Weighted-Average Fair Value of Options Granted During the Year	$69.84

The following table summarizes information about stock options outstanding at September 30, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$59.32 - $81.28	113,790	6.15	$62.53	71,386	$63.73
$87.37 - $106.24	126,467	4.86	$95.75	122,751	$95.70
$118.27 - $166.75	71,197	8.59	$131.77	22,731	$130.79
	311,454	6.19	$91.85	216,868	$88.85

At September 30, 2023, the aggregate intrinsic value of the outstanding and exercisable options was approximately $23.3 million and $16.8 million, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2023, was approximately $10.5 million.

RESTRICTED STOCK

In May 2023, under the Prior Plan, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 45,693 shares of performance-vesting restricted stock that will be earned if certain performance conditions are satisfied (the Fiscal 2024 Employee Restricted Stock Performance Award). The performance criteria for the Fiscal 2024 Employee Restricted Stock Performance Award are based upon the achievement of certain levels of return on equity (as defined in the award agreement), ranging from 10.0% to 20.0%, for the performance periods described in the table below. All restricted shares in each performance period will be earned if the return on equity is 20.0% or greater. If the return on equity is less than 20% but at least 10% in any performance period, the amount of shares earned in such period will be reduced proportionately using straight-line interpolation, such that approximately 66.7% of the amount of shares issued will be earned if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0% during any performance period, all awards for that performance period will be forfeited. The restricted share performance periods as follows:

	Shares	Performance Period	Vesting Date
One-Year Performance Shares	11,424	April 1, 2023 to March 31, 2024	May 2024
Two-Year Performance Shares	11,424	April 1, 2023 to March 31, 2025	May 2025
Three-Year Performance Shares	22,845	April 1, 2023 to March 31, 2026	May 2026

The Compensation Committee also approved the granting of 38,072 shares of time-vesting restricted stock to the same officers and key employees, which vest ratably over three years (the Fiscal 2024 Employee Restricted Stock Time-Vesting Award). The Fiscal 2024 Employee Restricted Stock Performance Award and the Fiscal 2024 Employee Restricted Stock Time-Vesting Award were valued at the closing price of the stock on the grant date and are being expensed over a three-year period.

In August 2023, under the 2023 Plan, we granted 10,755 shares of restricted stock to members of the Board of Directors (the Fiscal 2024 Board of Directors Restricted Stock Award). Restrictions on these shares will lapse one year after the grant date. The Fiscal 2024 Board of Directors Restricted Stock Award was valued at the closing price of the stock on the grant date, and is being expensed over a one-year period.

In addition to the restricted stock described above, from time to time we issue restricted stock to certain employees. These awards are valued at the closing price of the stock on the grant date and expensed over the vesting period.

The fair value of restricted stock is based on the stock price on the grant date. The following table summarizes the activity for nonvested restricted shares during the six months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested Restricted Stock at March 31, 2023	219,084	$96.54
Granted	97,257	$169.62
Vested	(35,958)	$146.24
Forfeited	(3,000)	$139.03
Nonvested Restricted Stock at September 30, 2023	277,383	$125.10

Expense related to restricted shares was approximately $3.8 million and $9.8 million for the three and six months ended September 30, 2023, respectively, and $3.3 million and $7.6 million for the three and six months ended September 30, 2022, respectively. At September 30, 2023, there was approximately $25.5 million of unearned compensation from restricted stock, which will be recognized over a weighted-average period of 1.9 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the 2023 Plan was 1,411,810 at September 30, 2023.

(J) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
Weighted-Average Shares of Common Stock Outstanding	35,056,973	37,140,197	35,165,268	37,559,087
Effect of Dilutive Shares
Assumed Exercise of Outstanding Dilutive Options	312,065	420,199	316,163	424,489
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(169,038)	(310,956)	(171,659)	(311,373)
Restricted Stock Units	136,966	117,439	124,065	120,410
Weighted-Average Common Stock and Dilutive Securities Outstanding	35,336,966	37,366,879	35,433,837	37,792,613
Shares Excluded Due to Anti-Dilution Effects	4,884	46,750	31,586	39,703

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

(L) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended September 30, 2023, was approximately 23%, which was higher than the effective tax rate of 22% for the three months ended September 30, 2022. The effective tax rate was higher than the U.S. Statutory rate of 21% mainly due to state income taxes, partially offset by a benefit recognized related to percentage depletion.

(M) LONG-TERM DEBT

Long-term Debt at September 30, 2023 is as follows:

	September 30,	March 31,
	2023	2023
	(dollars in thousands)
Revolving Credit Facility	$162,000	$157,000
2.500% Senior Unsecured Notes Due 2031	750,000	750,000
Term Loan	187,500	192,500
Total Debt	1,099,500	1,099,500
Less: Current Portion of Long-term Debt	(10,000)	(10,000)
Less: Unamortized Discounts and Debt Issuance Costs	(9,835)	(10,468)
Long-term Debt	$1,079,665	$1,079,032

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

At the Company’s option, outstanding loans under the Revolving Credit Facility bear interest, at a variable rate equal to either (i) the adjusted term SOFR rate (secured overnight financing rate), plus 10 basis points, plus an agreed spread (ranging from 100 to 162.5 basis points, which is established based on the Company's credit rating); (ii) in respect of any Revolving Loans (until such time as the then-existing Benchmark (as defined in the Revolving Credit Facility) is replaced in accordance with the Revolving Credit Facility), the adjusted daily simple SOFR rate, plus 10 basis points, plus an agreed spread (ranging from 100 to 162.5 basis points, which is established based on the Company's credit rating) or (iii) an Alternate Base Rate (as defined in the Revolving Credit Facility), which is the highest of (a) the Prime Rate (as defined in the Revolving Credit Facility) in effect on any applicable day, (b) the NYFRB Rate (as defined in the Revolving Credit Facility) in effect on any applicable day, plus ½ of 1%, and (c) the Adjusted Term SOFR (as defined in the Revolving Credit Facility) for a one month interest period on any applicable day, or if such day is not a business day, the immediately preceding business day, plus 1.0%, in each case plus an agreed upon spread (ranging from 0 to 62.5 basis points), which is established quarterly based on the Company's credit rating. The Company is also required to pay a facility fee on unused available borrowings under the Revolving Credit Facility ranging from 9 to 22.5 basis points, which is established based on the Company's then credit rating.

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

There were $162.0 million of outstanding borrowings under the Revolving Credit Facility, plus $8.3 million outstanding letters of credit as of September 30, 2023, resulting in $579.7 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We were in compliance with all Financial Covenants on September 30, 2023; therefore, the entire $579.7 million is available for future borrowings.

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

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Revenue
Cement	$360,751	$319,460	$689,783	$603,976
Concrete and Aggregates	69,887	69,613	140,340	131,231
Gypsum Wallboard	209,233	224,638	428,330	440,965
Recycled Paperboard	43,016	53,673	88,344	107,746
	682,887	667,384	1,346,797	1,283,918
Less: Intersegment Revenue	(31,744)	(37,186)	(67,010)	(66,018)
Less: Joint Venture Revenue	(28,907)	(25,130)	(56,030)	(51,445)
	$622,236	$605,068	$1,223,757	$1,166,455

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Intersegment Revenue
Cement	$9,251	$12,361	$19,388	$18,652
Concrete and Aggregates	3,783	—	6,821	—
Recycled Paperboard	18,710	24,825	40,801	47,366
	$31,744	$37,186	$67,010	$66,018
Cement Sales Volume (M tons)
Wholly Owned	1,959	1,981	3,807	3,786
Joint Venture	170	164	335	352
	2,129	2,145	4,142	4,138

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Operating Earnings
Cement	$121,429	$98,779	$195,490	$161,127
Concrete and Aggregates	4,640	7,276	11,674	13,008
Gypsum Wallboard	85,705	89,761	176,562	173,829
Recycled Paperboard	7,590	5,579	14,792	9,395
Sub-Total	219,364	201,395	398,518	357,359
Corporate General and Administrative Expense	(16,576)	(13,627)	(28,255)	(25,447)
Other Non-Operating Income (Loss)	1,605	(664)	1,818	(1,299)
Earnings Before Interest and Income Taxes	204,393	187,104	372,081	330,613
Interest Expense, net	(10,204)	(8,580)	(22,443)	(15,910)
Earnings Before Income Taxes	$194,189	$178,524	$349,638	$314,703
Cement Operating Earnings
Wholly Owned	$111,083	$91,623	$181,985	$148,873
Joint Venture	10,346	7,156	13,505	12,254
	$121,429	$98,779	$195,490	$161,127
Capital Expenditures
Cement	$14,487	$4,893	$26,757	$13,879
Concrete and Aggregates	5,854	13,688	9,074	14,340
Gypsum Wallboard	5,452	8,391	16,480	12,470
Recycled Paperboard	2,597	1,018	5,865	1,855
Corporate and Other	1,064	345	7,277	705
	$29,454	$28,335	$65,453	$43,249
Depreciation, Depletion, and Amortization
Cement	$22,187	$20,258	$43,866	$40,311
Concrete and Aggregates	4,962	4,351	9,993	8,552
Gypsum Wallboard	5,548	5,589	11,009	11,152
Recycled Paperboard	3,708	3,742	7,427	7,459
Corporate and Other	792	705	1,584	1,400
	$37,197	$34,645	$73,879	$68,874

	September 30,	March 31,
	2023	2023
	(dollars in thousands)
Identifiable Assets
Cement	$2,014,557	$1,905,227
Concrete and Aggregates	238,440	234,767
Gypsum Wallboard	414,747	421,425
Recycled Paperboard	168,659	163,797
Other, net	80,691	55,786
	$2,917,094	$2,781,002

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

The segment breakdown of Goodwill is as follows:

	September 30,	March 31,
	2023	2023
	(dollars in thousands)
Cement	$227,669	$215,781
Concrete and Aggregates	40,774	40,774
Gypsum Wallboard	116,618	116,618
Recycled Paperboard	7,538	7,538
	$392,599	$380,711

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

Summarized financial information for the Joint Venture that is not consolidated is set out below. This summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Revenue	$57,813	$50,259	$112,060	$102,889
Gross Margin	$23,509	$15,977	$32,047	$28,003
Earnings Before Income Taxes	$20,690	$14,312	$27,009	$24,508

	September 30,	March 31,
	2023	2023
	(dollars in thousands)
Current Assets	$102,831	$88,562
Noncurrent Assets	$134,254	$124,503
Current Liabilities	$31,791	$29,434

(O) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Interest Income	$(215)	$(70)	$(373)	$(82)
Interest Expense	9,944	8,176	21,867	15,055
Other Expenses	475	474	949	937
Interest Expense, net	$10,204	$8,580	$22,443	$15,910

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs.

(P) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At September 30, 2023, we had contingent liabilities under these outstanding letters of credit of approximately $8.3 million.

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

We are currently contingently liable for performance under $29.0 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our experience, no material claims have been made against these financial instruments.

(Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been determined using market transactions (level 1 inputs). The fair value of our 2.500% Senior Unsecured Notes at September 30, 2023, is as follows:

Fair Value
(dollars in thousands)
2.500% Senior Unsecured Notes Due 2031	$582,000

The carrying values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at September 30, 2023, due to the short-term maturities of these assets and liabilities. The fair value of our Revolving Credit Facility and Term Loan also approximates the carrying value at September 30, 2023.

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

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the three and six months ended September 30, 2023 and 2022, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard.

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

MARKET CONDITIONS AND OUTLOOK

During the first half of fiscal 2024, our end markets generally remained resilient despite higher interest rates and persistent inflation. Construction activity in most of our regional markets continued to outpace the national average. During the first half of fiscal 2024, Sales Volume in our Cement business, excluding volume related to the Stockton Acquisition, declined 5%, as did Sales Volume in our Gypsum Wallboard business. The decline in Sales Volume in our Cement business during the first half of fiscal 2024 was due mostly to weather conditions, while the decline in Sales Volume in Gypsum Wallboard was due to the slow down in residential construction. Despite the declines, our overall sales volume remains historically strong.

Demand Outlook

The principal end-use market of Cement is public infrastructure (i.e. roads, bridges, and highways). Our Cement business remains in a near sold-out position. We expect demand for cement to remain strong with increased federal funding from the Infrastructure Investments and Jobs Act for public construction and repair projects; continued high allocations from state budgets for additional infrastructure projects; and growth in heavy industrial projects. Despite underlying growth in demand, our ability to increase Cement sales volume from our existing facilities is limited, because our integrated cement sales network, which stretches across the U.S. heartland, is operating at high utilization levels.

The principal end use for Gypsum Wallboard is residential housing, consisting of new construction (both single-family and multi-family homes) as well as repair and remodel. Our Gypsum Wallboard shipments and orders, while down 5% for the first six months of fiscal 2024, compared with the prior year, remain historically strong. Residential construction activity remains resilient as the market balances affordability challenges related primarily to higher interest rates with chronic supply shortages and strong demand. Our Recycled Paperboard business sells paper primarily into the gypsum wallboard market, and demand for our paper generally follows the demand for gypsum wallboard.

Cost Outlook

We are well-positioned to manage our cost structure and meet our customers’ needs during the second half of the fiscal year. Our substantial raw material reserves for our Cement, Aggregates, and Gypsum Wallboard businesses, and their proximity to our respective manufacturing facilities, support our low-cost producer position across all our business segments.

Energy and freight costs increased in all our businesses during fiscal 2023. While natural gas costs have recently declined and freight costs have stabilized, solid fuel costs, which are the primary energy costs in manufacturing cement, continue to increase in fiscal 2024 compared with fiscal 2023.

The primary raw material used to produce recycled paperboard is old corrugated containers (OCC). Prices for OCC stabilized toward the end of fiscal 2023. OCC prices increased slightly during the first half of fiscal 2024, and we anticipate OCC pricing to remain relatively stable in the near term. Our current customer contracts for gypsum liner include price adjustments that partially compensate for changes in raw material fiber prices. However, because these price adjustments are not realized until future quarters, costs in our Gypsum Wallboard segment are likely to be adjusted in the period that these price changes are realized.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2023 Compared WITH THREE MONTHS ENDED SEPTEMBER 30, 2022

	For the Three Months Ended September 30,
	2023	2022	Change
	(dollars in thousands, except per share)
Revenue	$622,236	$605,068	3%
Cost of Goods Sold	(413,218)	(410,829)	1%
Gross Profit	209,018	194,239	8%
Equity in Earnings of Unconsolidated Joint Venture	10,346	7,156	45%
Corporate General and Administrative Expense	(16,576)	(13,627)	22%
Other Non-Operating Loss	1,605	(664)	(342)%
Interest Expense, net	(10,204)	(8,580)	19%
Earnings Before Income Taxes	194,189	178,524	9%
Income Tax Expense	(43,636)	(39,529)	10%
Net Earnings	$150,553	$138,995	8%
Diluted Earnings per Share	$4.26	$3.72	15%

REVENUE

Revenue increased by $17.1 million, or 3%, to $622.2 million for the three months ended September 30, 2023. Battletown Aggregates and the Stockton Terminal Acquisition contributed $2.4 million and $13.0 million of Revenue, respectively, during the three months ended September 30, 2023. Excluding Battletown Aggregates and the Stockton Terminal Acquisition, Revenue increased by $1.7 million. This was due to higher gross sales prices, which positively affected Revenue by $43.3 million, partially offset by lower Sales Volume, which adversely affected Revenue by approximately $41.6 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $2.4 million, or 1%, to $413.2 million for the three months ended September 30, 2023. Battletown Aggregates and the Stockton Terminal Acquisition contributed $2.7 million and $13.2 million of Cost of Goods Sold, respectively, during the three months ended September 30, 2023. Excluding Battletown Aggregates and the Stockton Terminal Acquisition, Cost of Goods Sold decreased by $13.5 million, or 3%. The decline was due to lower Sales Volume of $30.2 million, partially offset by higher operating costs of $16.7 million. Higher operating costs were primarily related to our Cement and Concrete and Aggregates businesses and are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit increased 8% to $209.0 million during the three months ended September 30, 2023. The increase was primarily related to higher gross sales prices, partially offset by lower Sales Volume and increased operating costs. The gross margin expanded to 34%, with higher gross sales prices being partially offset by a rise in operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture increased $3.1 million, or 45%, for the three months ended September 30, 2023. The increase was primarily due to higher gross sales prices and Sales Volume, which increased earnings by approximately $2.9 million and $0.2 million, respectively, while operating costs remained relatively flat.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses increased by approximately $3.0 million, or 22%, for the three months ended September 30, 2023. The increase was primarily due to higher salary and incentive compensation, information technology upgrades, and legal and professional expenses of $0.7 million, $0.9 million, and $0.7 million, respectively. The increase in incentive compensation was due to higher earnings compared with the prior year.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $1.6 million, or 19%, during the three months ended September 30, 2023. This was primarily due to higher interest on our revolving credit facility, which was mostly related to higher interest rates on our borrowings.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes increased to $194.2 million during the three months ended September 30, 2023, primarily because of higher Gross Profit and Equity in Earnings of Unconsolidated Joint Venture. This was partially offset by higher Corporate General and Administrative Expense and Interest Expense.

INCOME TAX EXPENSE

Income Tax Expense was $43.6 million for the three months ended September 30, 2023, compared with $39.5 million for the three months ended September 30, 2022. The effective tax rate increased to 23% from 22% in the prior-year period. The increase was primarily due to state income taxes.

NET EARNINGS

Net Earnings increased 8% to $150.6 million for the three months ended September 30, 2023, as discussed above.

RESULTS OF OPERATIONS

Six MONTHS ENDED September 30, 2023 Compared WITH Six MONTHS ENDED September 30, 2022

	For the Six Months Ended September 30,
	2023	2022	Change
	(dollars in thousands, except per share)
Revenue	$1,223,757	$1,166,455	5%
Cost of Goods Sold	(838,744)	(821,350)	2%
Gross Profit	385,013	345,105	12%
Equity in Earnings of Unconsolidated Joint Venture	13,505	12,254	10%
Corporate General and Administrative Expense	(28,255)	(25,447)	11%
Other Non-Operating Income (Loss)	1,818	(1,299)	(240)%
Interest Expense, net	(22,443)	(15,910)	41%
Earnings Before Income Taxes	349,638	314,703	11%
Income Tax Expense	(78,236)	(70,703)	11%
Net Earnings	$271,402	$244,000	11%
Diluted Earnings per Share	$7.66	$6.46	19%

REVENUE

Revenue increased by $57.4 million, or 5%, to $1,223.7 million for the six months ended September 30, 2023. Battletown Aggregates and the Stockton Terminal Acquisition contributed $4.1 million and $19.5 million of Revenue, respectively, during the six months ended September 30, 2023. Excluding Battletown Aggregates and the Stockton Terminal Acquisition, Revenue increased by $33.8 million, or 3%. This was due to higher gross sales prices, which positively affected Revenue by $91.7 million, partially offset by lower Sales Volume, which adversely affected Revenue by approximately $57.9 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $17.3 million, or 2%, to $838.7 million for the six months ended September 30, 2023. Battletown Aggregates and the Stockton Terminal Acquisition contributed $4.2 million and $21.5 million of Cost of Goods Sold, respectively, during the six months ended September 30, 2023. Excluding Battletown Aggregates and the Stockton Terminal Acquisition, Cost of Goods Sold decreased by $8.4 million, or 1%. The decline was due to lower Sales Volume of $42.7 million, partially offset by higher operating costs of $34.3 million. Higher operating costs were primarily related to our Cement and Concrete and Aggregates businesses and are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit increased 12% to $385.0 million during the six months ended September 30, 2023. The increase was primarily related to higher gross sales prices, partially offset by lower Sales Volume and increased operating costs. The gross margin expanded to 31%, with higher gross sales prices being partially offset by a rise in operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture increased $1.2 million, or 10%, for the six months ended September 30, 2023. The increase was primarily due to higher gross sales prices, which positively affected earnings by $7.1 million. This was partially offset by higher operating costs and lower Sales Volume, which adversely affected earnings by approximately $5.2 million and $0.6 million, respectively. The increase in operating costs was primarily related to extended equipment downtime that reduced production and resulted in higher maintenance expenses of approximately $2.8 million, as well as purchased cement costs which reduced operating earnings $1.0 million.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses increased by approximately $2.9 million, or 11%, for the six months ended September 30, 2023. The increase was primarily due to higher salary and incentive compensation, information technology upgrades, and legal and professional expenses of $1.5 million, $0.9 million, and $0.5 million, respectively. The increase in incentive compensation was due to higher earnings compared with the prior year, while the increase in legal and professional expense was primarily related to the Stockton Acquisition.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $6.5 million, or 41%, during the six months ended September 30, 2023. This was primarily due to approximately $6.9 million of higher interest on our revolving credit facility, which was related to increased average outstanding borrowings and higher interest rates, partially offset by increased interest income on cash deposits.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes increased to $349.6 million during the six months ended September 30, 2023, primarily because of higher Gross Profit and Equity in Earnings of Unconsolidated Joint Venture. This was partially offset by higher Corporate General and Administrative Expense and Interest Expense.

INCOME TAX EXPENSE

Income Tax Expense was $78.2 million for the six months ended September 30, 2023, compared with $70.7 million for the six months ended September 30, 2022. The effective tax rate of 22% remained consistent with the prior-year period.

NET EARNINGS

Net Earnings increased 11% to $271.4 million for the six months ended September 30, 2023, as discussed above.

Three AND SIX MONTHS ENDED SEPTEMBER 30, 2023 vs. three AND SIX MONTHS ENDED sEPTEMBER 30, 2022 BY SEGMENT

The following presents results within our two business sectors for the three and six months ended September 30, 2023, and 2022. Revenue and operating results are organized by sector and discussed by individual business segments.

Heavy Materials

CEMENT (1)

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Revenue, including Intersegment and Joint Venture	$360,751	$319,460	13%	$689,783	$603,976	14%
Less Intersegment Revenue	(9,251)	(12,361)	(25)%	(19,388)	(18,652)	4%
Less Joint Venture Revenue	(28,907)	(25,130)	15%	(56,030)	(51,445)	9%
Revenue	$322,593	$281,969	14%	$614,365	$533,879	15%

Sales Volume (M Tons)	2,129	2,145	(1)%	4,142	4,138	—
Freight and Delivery Costs billed to Customers	$(17,872)	$(18,737)	(5)%	$(35,400)	$(36,012)	(2)%
Average Net Sales Price, per ton (2)	$151.99	$132.50	15%	$149.70	$130.24	15%
Operating Margin, per ton	$57.04	$46.05	24%	$47.20	$38.94	21%
Operating Earnings	$121,429	$98,779	23%	$195,490	$161,127	21%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Net of freight per ton, including Joint Venture.

Three months ended September 30, 2023

Cement Revenue was $360.8 million, a 13% increase, for the three months ended September 30, 2023. Excluding Intersegment Revenue and the Stockton Terminal Acquisition, Revenue increased $31.4 million, or 10%, for the three months ended September 30, 2023. The increase was primarily due to higher gross sales prices, which improved Cement Revenue by approximately $46.9 million, partially offset by lower Sales Volume from legacy cement plants of $15.5 million.

Cement Operating Earnings increased by $22.6 million to $121.4 million for the three months ended September 30, 2023. Excluding the Stockton Terminal Acquisition, Operating Earnings increased by $22.8 million, or 23%. The increase was due to higher gross sales prices of $46.9 million. This was partially offset by lower Sales Volume and higher operating costs of $5.1 million and $19.0 million, respectively. Higher operating costs were primarily due to increased maintenance, fuel, purchased raw materials, and fixed costs, which includes depreciation, of approximately $5.9 million, $4.5 million, $2.8 million, and $4.1 million, respectively. The Operating Margin increased to 34% from 31%, as a result of higher gross sales prices, partially offset by the higher operating expenses.

Six months ended September 30, 2023

Cement Revenue was $689.8 million, a 14% increase, for the six months ended September 30, 2023. Excluding Intersegment Revenue and the Stockton Terminal Acquisition, Revenue increased $65.5 million, or 11%, for the six months ended September 30, 2023. The increase was primarily due to higher gross sales prices, which improved Cement Revenue by approximately $87.2 million, partially offset by lower Sales Volume from legacy cement plants of $21.7 million.

Cement Operating Earnings increased by $34.4 million to $195.5 million for the six months ended September 30, 2023. Excluding the Stockton Terminal Acquisition, Operating Earnings increased by $36.4 million, or 23%. The increase was due to higher gross sales prices of $87.2 million. This was partially offset by lower Sales Volume and higher operating costs of $12.4 million and $38.4 million, respectively. Higher operating costs were primarily due to increased maintenance, purchased raw materials, and energy expenses of approximately $24.4 million, $6.2 million, and $3.5 million, respectively. The Operating Margin increased to 28% from 27%, as a result of higher gross sales prices, partially offset by higher operating expenses.

CONCRETE AND AGGREGATES

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change
	(in thousands, except net sales prices)			(in thousands, except net sales prices)
Revenue, including Intersegment	$69,887	$69,613	0%	$140,340	$131,231	7%
Less Intersegment Revenue	(3,783)	—	—	(6,821)	—	—
Revenue	$66,104	$69,613	(5)%	$133,519	$131,231	2%

Sales Volume
M Cubic Yards of Concrete	362	451	(20)%	747	857	(13)%
M Tons of Aggregate	1,171	912	28%	2,328	1,707	36%
Average Net Sales Price
Concrete - Per Cubic Yard	$145.39	$134.28	8%	$143.55	$131.65	9%
Aggregates - Per Ton	$11.15	$10.87	3%	$11.21	$11.05	1%

Operating Earnings	$4,640	$7,276	(36)%	$11,674	$13,008	(10)%

Three months ended September 30, 2023

Concrete and Aggregates Revenue remained relatively flat at $69.9 million for the three months ended September 30, 2023. Excluding Intersegment Revenue and Battletown Aggregates, Revenue declined $5.8 million. The decline was due to lower Sales Volume, primarily in Concrete, which reduced Revenue by $12.0 million. This was partially offset by higher gross sales prices of $6.2 million.

Operating Earnings were approximately $4.6 million, a 36% decrease. Excluding Battletown Aggregates, Operating Earnings were $5.0 million. The decrease in Operating Earnings was due to lower Sales Volume and higher operating costs of $0.5 million and $8.0 million, respectively. This was partially offset by higher gross selling prices of $6.2 million. The increase in operating costs was primarily due to higher cost of materials and maintenance expenses of approximately $3.7 million and $2.3 million, respectively.

Six months ended September 30, 2023

Concrete and Aggregates Revenue was $140.3 million for the six months ended September 30, 2023. Excluding Intersegment Revenue and Battletown Aggregates, Revenue declined $1.8 million. The decrease was due to lower Sales Volume, primarily in Concrete, which reduced Revenue by $13.1 million. This was partially offset by higher gross sales prices of $11.3 million.

Operating Earnings were approximately $11.7 million, a 10% decrease. Excluding Battletown Aggregates, Operating Earnings decreased to $1.2 million. The decline in Operating Earnings was due to lower Sales Volume and higher operating costs of $0.3 million and $12.2 million, respectively. This was partially offset by higher gross selling prices of $11.3 million. The increase in operating costs was primarily due to higher materials and maintenance expenses of approximately $7.1 million, $5.5 million, respectively. This was partially offset by the impact of recording acquired inventories at fair value of $1.2 million in the first quarter of fiscal 2022.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change
	(in thousands, except per MSF information)			(in thousands, except per MSF information)
Revenue	$209,233	$224,638	(7)%	$428,330	$440,965	(3)%

Sales Volume (MMSF)	733	783	(6)%	1,496	1,581	(5)%
Freight and Delivery Costs billed to Customers	$(37,802)	$(41,535)	(9)%	$(76,410)	$(83,540)	(9)%
Average Net Sales Price, per MSF (1)	$233.69	$233.70	—	$235.20	$226.07	4%
Freight, per MSF	$51.57	$53.05	(3)%	$51.08	$52.84	(3)%
Operating Margin, per MSF	$116.92	$114.64	2%	$118.02	$109.95	7%
Operating Earnings	$85,705	$89,761	(5)%	$176,562	$173,829	2%

(1) Net of freight per MSF.

Three months ended September 30, 2023

Gypsum Wallboard Revenue was $209.2 million, a 7% decrease for the three months ended September 30, 2023. The decrease was primarily due to lower gross sales prices and Sales Volume, which reduced Revenue by $1.1 million, and $14.3 million, respectively. Our market share remained relatively consistent during the three months ended September 30, 2023.

Operating Earnings decreased 5% to $85.7 million, primarily because of lower gross sales prices and Sales Volume, partially offset by lower operating costs. The decline in gross sales prices and Sales Volume negatively affected Operating Earnings by approximately $1.1 million and $5.7 million, respectively. This was partially offset by lower operating costs, which increased Operating Earnings by approximately $2.7 million. Lower operating costs were primarily related to freight, energy and purchased raw materials, which increased Operating Earnings by approximately $1.1 million, $3.0 million and $2.0 million, respectively. This was partially offset by higher maintenance of $0.9 million and wage expense of $1.9 million. Operating Margin increased to 40% for the three months ended September 30, 2023, primarily because of lower operating costs, partly offset by lower gross sales prices. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Six months ended September 30, 2023

Gypsum Wallboard Revenue was $428.3 million, a 3% decrease for the six months ended September 30, 2023. The decrease was primarily due to lower Sales Volume, which reduced Revenue by $23.7 million, partially offset by higher gross sales prices, which increased Revenue by $11.1 million. Our market share remained relatively consistent during the three months ended September 30, 2023.

Operating Earnings increased 2% to $176.6 million, primarily because of higher gross sales prices and lower operating costs of $11.1 million and $1.0 million, respectively. This was partially offset by lower Sales Volume, which adversely affected Operating Earnings by approximately $9.3 million. Lower operating costs were primarily related to energy, which increased Operating Earnings by approximately $8.1 million. This was partially offset by higher maintenance of $2.5 million and fixed costs of $4.8 million. Operating Margin increased to 41% for the six months ended September 30, 2023, primarily because of higher gross sales prices and lower operating expenses. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Revenue, including intersegment	$43,016	$53,673	(20)%	$88,344	$107,746	(18)%
Less intersegment Revenue	(18,710)	(24,825)	(25)%	(40,801)	(47,366)	(14)%
Revenue	$24,306	$28,848	(16)%	$47,543	$60,380	(21)%

Sales Volume (M Tons)	80	85	(6)%	163	169	(4)%
Freight and Delivery Costs billed to Customers	$(6)	$(2,469)	(100)%	$(605)	$(5,018)	(88)%
Average Net Sales Price, per ton (1)	$542.28	$603.62	(10)%	$539.35	$607.73	(11)%
Freight, per ton	$0.08	$29.05	(100)%	$3.71	$29.69	(87)%
Operating Margin, per ton	$94.88	$65.64	45%	$90.75	$55.59	63%
Operating Earnings	$7,590	$5,579	36%	$14,792	$9,395	57%

(1) Net of freight per ton.

Three months ended September 30, 2023

Recycled Paperboard Revenue decreased 20% to $43.0 million during the three months ended September 30, 2023. The decrease was primarily due to lower gross sales prices and Sales Volume, which reduced Revenue by $7.2 million and $3.5 million, respectively. Lower gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 36% to $7.6 million, primarily because of lower operating expenses, which increased Operating Earnings by $9.5 million. This was partially offset by lower gross sales prices and Sales Volume, which reduced Operating Earnings by approximately $7.2 million and $0.3 million, respectively. The decrease in operating costs was primarily related to lower input costs, namely fiber, and freight, which improved Operating Earnings by approximately $8.0 million, and $2.4 million, respectively. This was partially offset by higher fixed costs of $1.0 million. The Operating Margin increased to 18% because of lower operating costs, partially offset by lower gross sales prices. Although the Company has certain pricing provisions in its long-term sales agreements, prices are only adjusted at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

Six months ended September 30, 2023

Recycled Paperboard Revenue decreased 18% to $88.3 million during the six months ended September 30, 2023. The decrease was primarily due to lower gross sales prices and Sales Volume, which reduced Revenue by $15.3 million and $4.1 million, respectively. Lower gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 57% to $14.8 million, primarily because of lower operating expenses, which increased Operating Earnings by $21.1 million. This was partially offset by lower gross sales prices and Sales Volume, which reduced Operating Earnings by approximately $15.3 million and $0.4 million, respectively. The decrease in operating costs was primarily related to lower input costs, namely fiber, and freight, which lowered Operating Earnings by approximately $18.4 million, and $4.4 million, respectively. This was partially offset by higher fixed costs of $1.5 million. The Operating Margin increased to 17% because of lower operating costs, partially offset by lower gross sales prices. Although the Company has certain pricing provisions in its long-term sales agreements, prices are only adjusted at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

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

Cash Flow

The following table provides a summary of our cash flows:

	For the Six Months Ended September 30,
	2023	2022
	(dollars in thousands)
Net Cash Provided by Operating Activities	$312,839	$300,445
Investing Activities
Additions to Property, Plant, and Equipment	(65,453)	(43,249)
Acquisition Spending	(55,053)	(158,451)
Net Cash Used in Investing Activities	(120,506)	(201,700)
Financing Activities
Increase in Credit Facility	5,000	200,000
Repayment of Term Loan and Term Loan Credit Agreement	(5,000)	(2,500)
Dividends Paid to Stockholders	(17,908)	(19,149)
Purchase and Retirement of Common Stock	(151,321)	(210,398)
Proceeds from Stock Option Exercises	11,469	735
Payment of Debt Issuance Costs	—	(903)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,494)	(1,806)
Net Cash Used in Financing Activities	(160,254)	(34,021)
Net Increase in Cash and Cash Equivalents	$32,079	$64,724

Net Cash Provided by Operating Activities increased by $12.4 million to $312.8 million during the six months ended September 30, 2023. This increase was primarily attributable to higher Net Earnings, adjusted for non-cash charges of approximately $33.3 million. This was partially offset by changes in working capital of $15.9 million and lower dividends from our Unconsolidated Joint Venture of $5.0 million.

Working capital increased by $78.7 million to $387.3 million at September 30, 2023, compared with March 31, 2023. The increase was due to higher Cash, Accounts and Notes Receivable, net, Inventories, Prepaid and Other Assets of $32.1 million, $49.7 million, $9.5 million, and $7.0 million, respectively. This was partially offset by lower Income Tax Receivable of $8.2 million and higher Income Tax Payable and Accounts Payable and Accrued Liabilities of $2.0 million and $7.6 million, respectively. The increase in inventory was due primarily to the Stockton Terminal Acquisition. The Stockton Terminal Acquisition in May 2023 increased working capital by approximately $3.0 million at September 30, 2023.

The increase in Accounts Receivable at September 30, 2023, was primarily related to higher Revenue during the three months ended September 30, 2023, compared with the three months ended March 31, 2023. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 39% at September 30, 2023 and 41% at March 31, 2023. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at September 30, 2023.

Our Inventory balance at September 30, 2023, increased by approximately $9.5 million from our balance at March 31, 2023. Excluding the Stockton Terminal Acquisition, our Inventory balance increased by $2.8 million. Within Inventory, Aggregates, Recycled Paperboard, Repair Parts and Fuel and Coal increased by approximately $2.1 million, $3.3 million, $3.1 million, and $4.1 million, respectively. This was partially offset by Finished Cement, which declined $4.4 million. The relatively flat balance in Raw Materials and Materials-in-Progress and decline in Finished Cement is consistent with our business cycle; we generally build up clinker inventory over the winter months to meet the demand for cement in the spring and summer. The decrease in repair parts inventory was primarily due to completing most of our scheduled outages during the quarter. The largest individual balance in our Inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence because our products are basic construction materials.

Net Cash Used in Investing Activities during the six months ended September 30, 2023, was approximately $120.5 million, compared with $201.7 million during the same period in 2022. The $81.2 million decrease was primarily related to the lower purchase price for the Stockton Terminal Acquisition in May 2023, compared with the acquisition completed in the six months ended September 30, 2022, partially offset by higher capital expenditures.

Net Cash Used in Financing Activities was approximately $160.3 million during the six months ended September 30, 2023, compared with $34.0 million during the six months ended September 30, 2022. The $126.3 million increase was primarily related to reduced borrowings of $197.5 million, partially offset by lower Purchase and Retirement of Common Stock of $59.1 million and increased Proceeds from Stock Option Exercises of $10.8 million.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 45.7% and 44.6%, respectively, at September 30, 2023, compared with 48.1% and 47.8%, respectively, at March 31, 2023.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities at September 30, 2023:

Maturity
Revolving Credit Facility	May 2027
Term Loan	May 2027
2.500% Senior Unsecured Notes	July 2031

See Footnote (M) to the Unaudited Consolidated Financial Statements for further details on the Company’s debt facilities, including interest rate, and financial and other covenants and restrictions.

The revolving borrowing capacity of our Revolving Credit Facility is $750.0 million (any revolving loans borrowed under the Revolving Credit Facility, as applicable, the Revolving Loans). The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At September 30, 2023 we had $162.0 million outstanding of Revolving Loans under the Revolving Credit Facility and $8.3 million of outstanding letters of credit, resulting in $579.7 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We are contingently liable for performance under $29.0 million in performance bonds relating primarily to our mining operations. We do not have any off-balance sheet debt, or any outstanding debt guarantees.

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

We have approximately $30.9 million of lease liabilities at September 30, 2023, that have an average remaining life of approximately 9.1 years.

Dividends

Dividends paid were $17.7 million and $19.1 million for the six months ended September 30, 2023 and 2022, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

During the six months ended September 30, 2023, our share repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2023	234,000	$143.73	234,000
May 1 through May 31, 2023	145,000	155.99	145,000
June 1 through June 30, 2023	105,000	161.65	105,000
Quarter 1 Totals	484,000	$154.54	484,000
July 1 through July 31, 2023	10,000	$184.80	10,000
August 1 through August 31, 2023	157,500	181.29	157,500
September 1 through September 30, 2023	265,000	176.84	265,000
Quarter 2 Totals	432,500	$178.64	432,500
Year-to-Date Totals	916,500	$165.11	916,500	6,830,704

On May 17, 2022, the Board of Directors authorized us to repurchase an additional 7.5 million shares. This authorization brought the cumulative total of Common Stock our Board has approved for repurchase in the open market to 55.9 million shares since we became publicly held in April 1994. Through September 30, 2023, we have repurchased approximately 49.1 million shares.

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

During the six months ended September 30, 2023, the Company withheld from employees 14,572 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is necessary once the Restricted Shares or Restricted Share Units are vested.

Capital Expenditures

The following table details capital expenditures by category:

	For the Six Months Ended September 30,
	2023	2022
	(dollars in thousands)
Land and Quarries	$5,504	$10,157
Plants	29,628	21,944
Buildings, Machinery, and Equipment	30,321	11,148
Total Capital Expenditures	$65,453	$43,249

Capital expenditures for fiscal 2024 are expected to range from $145.0 million to $165.0 million and will be allocated across both Heavy Materials and Light Materials sectors. These estimated capital expenditures will include maintenance capital expenditures and improvements, as well as other safety and regulatory projects.

FORWARD LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not historical facts or guarantees of future performance but instead represent only the Company’s belief at the time the statements were made regarding future events which are subject to certain risks, uncertainties and other factors, many of which are outside the Company’s control. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company’s actual performance include the following: the cyclical and seasonal nature of the Company’s businesses; public infrastructure expenditures; adverse weather conditions; the fact that our products are commodities and that prices for our products are subject to material fluctuation due to market conditions and other factors beyond our control; availability of raw materials; changes in the costs of energy, including, without limitation, natural gas, coal and oil, and the nature of our obligations to counterparties under energy supply contracts, such as those related to market conditions (such as fluctuations in spot market prices), governmental orders and other matters; changes in the cost and availability of transportation; unexpected operational difficulties, including unexpected maintenance costs, equipment downtime and interruption of production; material nonpayment or non-performance by any of our key customers; fluctuations in or changes in the nature of activity in the oil and gas industry; inability to timely execute announced capacity expansions; difficulties and delays in the development of new business lines; governmental regulation and changes in governmental and public policy (including, without limitation, climate change and other environmental regulation); possible outcomes of pending or future litigation or arbitration proceedings; changes in economic conditions specific to any one or more of the Company’s markets; adverse impact of severe weather conditions (such as winter storms, tornados and hurricanes) and their effects on our facilities, operations and contractual arrangements with third parties; competition; cyber-attacks or data security breaches; announced increases in capacity in the gypsum wallboard and cement industries; changes in the demand for residential housing construction or commercial construction or construction projects undertaken by state or local governments; risks related to pursuit of acquisitions, joint ventures and other transactions or the execution or implementation of such transactions, including the integration of operations acquired by the Company; general economic conditions; and interest rates. For example, increases in interest rates, decreases in demand for construction materials or increases in the cost of energy (including, without limitation, natural gas, coal and oil) and the cost of our raw materials can expected to adversely affect the revenue and operating earnings of our operations. In addition, changes in national or regional economic conditions and levels of infrastructure and construction spending could also adversely affect the Company’s result of operations. Finally, any forward-looking statements made by the Company are subject to the risks and impacts associated with natural disasters, the outbreak, escalation, or resurgence of health emergencies, pandemics or other unforeseen events, including, without limitation, the COVID-19 pandemic and responses thereto designed to contain its spread and mitigate its public health effects, as well as their impact on our operations or on economic conditions, capital and financial markets. These and other factors are described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023. All forward-looking statements made herein are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed herein will increase with the passage of time. The Company undertakes no duty to update any forward-looking statement to reflect future events or changes in the Company’s expectations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We had a $750.0 million Revolving Credit Facility at September 30, 2023, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $162.0 million of borrowings under the Revolving Credit Facility and the $187.5 million of borrowings under the Term Loan at September 30, 2023, would increase interest expense by approximately $3.5 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the legal matters described in Part 1, Item 3 "Legal Proceedings" of our Form 10-K for the fiscal year ended March 31, 2023, from time to time, we have been and may in the future become involved in litigation or other legal proceedings in the ordinary course of our business activities or in connection with transactions or activities undertaken by us, including claims related to worker safety, worker health, environmental matters, commercial contracts, land use rights, taxes, and permits. While the outcome of these proceedings cannot be predicted with certainty, in the opinion of management (based on currently available facts), we do not believe that the ultimate outcome of any currently pending legal proceeding will have a material effect on our consolidated financial condition, results of operations, or liquidity.

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

Item 5. Other Information

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement during the Company's fiscal second quarter ended September 30, 2023.

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

EAGLE MATERIALS INC.
Registrant

October 26, 2023	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

October 26, 2023	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

October 26, 2023	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)