Form 10-Q
period 2023-12-31
EAGLE MATERIALS INC
filed 2024-01-25
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of January 23, 2024, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	34,450,244

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
	(dollars in thousands, except share and per share data)
Revenue	$558,833	$511,487	$1,782,590	$1,677,942
Cost of Goods Sold	378,205	352,717	1,216,949	1,174,067
Gross Profit	180,628	158,770	565,641	503,875
Equity in Earnings of Unconsolidated Joint Venture	9,285	11,377	22,790	23,631
Corporate General and Administrative Expense	(14,201)	(12,497)	(42,456)	(37,944)
Other Non-Operating Income (Loss)	1,019	2,210	2,837	911
Interest Expense, net	(10,128)	(8,932)	(32,571)	(24,842)
Earnings before Income Taxes	166,603	150,928	516,241	465,631
Income Taxes	(37,465)	(33,744)	(115,701)	(104,447)
Net Earnings	129,138	117,184	400,540	361,184

EARNINGS PER SHARE
Basic	$3.75	$3.23	$11.47	$9.72
Diluted	$3.72	$3.20	$11.38	$9.66
AVERAGE SHARES OUTSTANDING
Basic	34,466,141	36,336,056	34,931,378	37,149,927
Diluted	34,749,721	36,605,982	35,201,658	37,395,586
CASH DIVIDENDS PER SHARE	$0.25	$0.25	$0.75	$0.75

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
	(dollars in thousands)
Net Earnings	$129,138	$117,184	$400,540	$361,184
Net Actuarial Change in Defined Benefit Plans
Amortization of Net Actuarial Loss	63	30	189	90
Tax Expense	(15)	(7)	(45)	(20)
Comprehensive Earnings	$129,186	$117,207	$400,684	$361,254

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	December 31,	March 31,
	2023	2023
	(dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$48,912	$15,242
Accounts and Notes Receivable, net	192,982	195,052
Inventories	333,828	291,882
Income Tax Receivable	2,917	16,267
Prepaid and Other Assets	9,092	3,060
Total Current Assets	587,731	521,503
Property, Plant, and Equipment, net	1,667,915	1,662,061
Notes Receivable	—	7,382
Investment in Joint Venture	104,822	89,111
Operating Lease Right-of-Use Assets	20,670	20,759
Goodwill and Intangible Assets, net	488,088	466,043
Other Assets	21,114	14,143
Total Assets	$2,890,340	$2,781,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$117,270	$110,408
Accrued Liabilities	88,178	86,472
Income Tax Payable	1,848	—
Operating Lease Liabilities	8,217	6,009
Current Portion of Long-term Debt	10,000	10,000
Total Current Liabilities	225,513	212,889
Long-term Debt	1,022,482	1,079,032
Noncurrent Operating Lease Liabilities	20,685	24,940
Other Long-term Liabilities	42,331	41,603
Deferred Income Taxes	246,168	236,844
Total Liabilities	1,557,179	1,595,308
Stockholders’ Equity
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 34,474,435 and 35,768,376 Shares, respectively	345	358
Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(3,403)	(3,547)
Retained Earnings	1,336,219	1,188,883
Total Stockholders’ Equity	1,333,161	1,185,694
Total Liabilities and Stockholders’ Equity	$2,890,340	$2,781,002

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended December 31,
	2023	2022
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$400,540	$361,184
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity
Depreciation, Depletion, and Amortization	111,347	103,689
Deferred Income Tax Provision	9,324	7,227
Stock Compensation Expense	15,356	13,636
Equity in Earnings of Unconsolidated Joint Venture	(22,790)	(23,631)
Distributions from Joint Venture	7,000	19,000
Changes in Operating Assets and Liabilities
Accounts and Notes Receivable	9,452	9,300
Inventories	(27,137)	(3,219)
Accounts Payable and Accrued Liabilities	3,278	(13,959)
Other Assets	(19,428)	4,411
Income Taxes Payable (Receivable)	13,607	2,473
Net Cash Provided by Operating Activities	500,549	480,111
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(87,848)	(60,951)
Acquisition Spending	(55,053)	(158,451)
Net Cash Used in Investing Activities	(142,901)	(219,402)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Revolving Credit Facility	222,000	200,000
Repayment of Borrowings Under Revolving Credit Facility	(272,000)	(70,000)
Repayment of Term Loan	(7,500)	(5,000)
Dividends Paid to Stockholders	(26,692)	(28,421)
Purchase and Retirement of Common Stock	(248,852)	(313,898)
Proceeds from Stock Option Exercises	11,560	840
Payment of Debt Issuance Costs	—	(903)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,494)	(1,806)
Net Cash Used in Financing Activities	(323,978)	(219,188)
NET INCREASE IN CASH AND CASH EQUIVALENTS	33,670	41,521
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,242	19,416
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,912	$60,937

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2022	$387	$—	$1,136,344	$(3,175)	$1,133,556
Net Earnings	—	—	105,005	—	105,005
Stock Compensation Expense	—	5,146	—	—	5,146
Stock Option Exercises and Restricted Share Issuances	1	666	—	—	667
Shares Redeemed to Settle Employee Taxes	—	(1,497)	—	—	(1,497)
Purchase and Retirement of Common Stock	(8)	(4,315)	(105,289)	—	(109,612)
Dividends to Shareholders	—	—	(9,507)	—	(9,507)
Unfunded Pension Liability, net of tax	—	—	—	23	23
Balance at June 30, 2022	$380	$—	$1,126,553	$(3,152)	$1,123,781
Net Earnings	—	—	138,995	—	138,995
Stock Compensation Expense	—	4,402	—	—	4,402
Stock Option Exercise and Restricted Share Issuances	—	68	—	—	68
Shares Redeemed to Settle Employee Taxes	—	(309)	—	—	(309)
Purchase and Retirement of Common Stock	(9)	(4,161)	(96,616)	—	(100,786)
Dividends to Shareholders	—	—	(9,471)	—	(9,471)
Unfunded Pension Liability, net of tax	—	—	—	24	24
Balance at September 30, 2022	$371	$—	$1,159,461	$(3,128)	$1,156,704
Net Earnings	—	—	117,184	—	117,184
Stock Compensation Expense	—	4,088	—	—	4,088
Stock Option Exercise and Restricted Share Issuances	—	105	—	—	105
Purchase and Retirement of Common Stock	(9)	(4,193)	(99,298)	—	(103,500)
Dividends to Shareholders	—	—	(9,090)	—	(9,090)
Unfunded Pension Liability, net of tax	—	—	—	23	23
Balance at December 31, 2022	$362	$—	$1,168,257	$(3,105)	$1,165,514

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2023	$358	$—	$1,188,883	$(3,547)	$1,185,694
Net Earnings	—	—	120,849	—	120,849
Stock Compensation Expense	—	6,457	—	—	6,457
Stock Option Exercises and Restricted Share Issuances	2	10,383	—	—	10,385
Shares Redeemed to Settle Employee Taxes	(1)	(1,359)	—	—	(1,360)
Purchase and Retirement of Common Stock	(5)	(15,481)	(59,313)	—	(74,799)
Dividends to Shareholders	—	—	(8,863)	—	(8,863)
Unfunded Pension Liability, net of tax	—	—	—	48	48
Balance at June 30, 2023	$354	$—	$1,241,556	$(3,499)	$1,238,411
Net Earnings	—	—	150,553	—	150,553
Stock Compensation Expense	—	4,542	—	—	4,542
Stock Option Exercise and Restricted Share Issuances	—	1,084	—	—	1,084
Shares Redeemed to Settle Employee Taxes	—	(1,134)	—	—	(1,134)
Purchase and Retirement of Common Stock	(4)	(4,492)	(73,541)	—	(78,037)
Dividends to Shareholders	—	—	(8,833)	—	(8,833)
Unfunded Pension Liability, net of tax	—	—	—	48	48
Balance at September 30, 2023	$350	$—	$1,309,735	$(3,451)	$1,306,634
Net Earnings	—	—	129,138	—	129,138
Stock Compensation Expense	—	4,357	—	—	4,357
Stock Option Exercise and Restricted Share Issuances	—	91	—	—	91
Purchase and Retirement of Common Stock	(5)	(4,448)	(94,051)	—	(98,504)
Dividends to Shareholders	—	—	(8,603)	—	(8,603)
Unfunded Pension Liability, net of tax	—	—	—	48	48
Balance at December 31, 2023	$345	$—	$1,336,219	$(3,403)	$1,333,161

See Notes to Unaudited Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying Unaudited Consolidated Financial Statements as of and for the three and nine months ended December 31, 2023, include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 19, 2023.

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

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Nine Months Ended December 31,
	2023	2022
	(dollars in thousands)
Cash Payments
Interest	$38,797	$26,526
Income Taxes	92,718	94,793
Operating Cash Flows Used for Operating Leases	7,016	6,360

Non-Cash Financing Activities
Excise Tax on Share Repurchases	$3,227	$—
Right-of-Use Assets Acquired for Capitalized Operating Leases	6,018	—

(C) ACQUISITION

On May 3, 2023, we purchased the assets of a cement import terminal in Stockton, California (the Stockton Terminal Acquisition), which was accounted for under the acquisition method. The purchase price of the Stockton Terminal Acquisition was approximately $55.1 million. The purchase price was funded through borrowings under our revolving credit facility. Operations related to the Stockton Terminal Acquisition are included in the Cement business in our segment reporting from May 3, 2023, through December 31, 2023.

The following table summarizes the allocation of the purchase price to the fair value of assets acquired and liabilities assumed (based on Level 3 inputs) as of December 31, 2023:

Fair Value
Inventory	$14,809
Prepaid and Other Current Assets	179
Property, Plant, and Equipment	12,737
Lease Right-of-Use Assets	1,646
Intangible Assets	16,100
Lease Obligations	(1,646)
Other Long-term Liabilities	(630)
Goodwill	11,858
Total Purchase Price	$55,053

The estimated useful lives assigned to Property, Plant, and Equipment range from 5 to 30 years, while the estimated useful lives assigned to Intangible Assets range from 2 to 15 years. All goodwill generated from the Stockton Terminal Acquisition is deductible for income tax purposes.

The following table presents the Revenue and Operating Loss related to the Stockton Terminal Acquisition that has been included in our Consolidated Statement of Earnings from May 3, 2023, through December 31, 2023.

	For the Three Months Ended	For the Nine Months Ended
	December 31, 2023
	(dollars in thousands)
Revenue	$11,247	$32,529
Operating Loss	$(56)	$(2,106)

Operating Earnings shown above for the three months ended December 31, 2023 were affected by approximately $0.7 million related to depreciation and amortization. Operating Loss for the nine months ended December 31, 2023, was affected by approximately $1.9 million and $3.9 million related to depreciation and amortization and the recording of acquired inventories at fair value, respectively.

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

(E) ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable are shown net of the allowance for credit losses totaling $7.0 million and $6.9 million at December 31, 2023, and March 31, 2023, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for credit losses is based upon an analysis of economic trends in the construction industry, detailed analysis of the expected collectability of accounts receivable that are past due, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

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

	December 31,	March 31,
	2023	2023
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$104,465	$96,880
Finished Cement	55,480	46,364
Aggregates	10,580	8,309
Gypsum Wallboard	7,183	4,244
Recycled Paperboard	13,471	8,651
Repair Parts and Supplies	123,555	112,885
Fuel and Coal	19,094	14,549
	$333,828	$291,882

(G) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	December 31,	March 31,
	2023	2023
	(dollars in thousands)
Payroll and Incentive Compensation	$39,703	$32,742
Benefits	17,073	16,130
Dividends	8,793	9,186
Interest	1,297	7,163
Property Taxes	5,817	6,671
Power and Fuel	3,479	3,051
Freight	4,643	1,663
Legal and Professional	2,083	1,691
Sales and Use Tax	1,160	1,452
Other	4,130	6,723
	$88,178	$86,472

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

Lease expense for our operating and short-term leases is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
	(dollars in thousands)
Operating Lease Cost	$1,921	$1,953	$6,148	$5,351
Short-term Lease Cost	187	135	601	410
Total Lease Cost	$2,108	$2,088	$6,749	$5,761

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	December 31,	March 31,
	2023	2023
	(dollars in thousands)
Operating Leases
Operating Lease Right-of-Use Assets	$20,670	$20,759

Current Operating Lease Liabilities	$8,217	$6,009
Noncurrent Operating Lease Liabilities	20,685	24,940
Total Operating Lease Liabilities	$28,902	$30,949

Future payments for operating leases are as follows (dollars in thousands):

Fiscal Year	Amount
2024 (remaining three months)	$2,269
2025	8,653
2026	4,776
2027	3,606
2028	2,735
Thereafter	13,664
Total Lease Payments	$35,703
Less: Imputed Interest	(6,801)
Present Value of Lease Liabilities	$28,902

Weighted-Average Remaining Lease Term (in years)	9.3
Weighted-Average Discount Rate	4.17%

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

Long-Term Compensation Plans

OPTIONS

In May 2023, under the 2013 Amended and Restated Incentive Plan (the Prior Plan), the Compensation Committee of the Board of Directors approved the granting to certain officers and key employees an aggregate of 2,296 performance-vesting stock options that will be earned only if certain performance conditions are satisfied (the Fiscal 2024 Employee Performance Stock Option Award). The performance criteria for the Fiscal 2024 Employee Performance Stock Option Award are based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 10.0% to 20.0%, for the performance periods described in the table below. All stock options in each performance period will be earned if the return on equity is 20.0% or greater. If the return on equity is less than 20% but at least 10% in any performance period, the amount of stock options earned in such period will be reduced proportionately using straight-line interpolation, such that approximately 66.7% of the amount of stock options granted will be earned if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0% during any performance period, all stock option awards for that performance period will be forfeited. The stock option performance periods are as follows:

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

In addition to the stock options described above, we issue stock options to certain employees from time to time. Any options issued are valued using the Black-Scholes options pricing model on the grant date and expensed over the vesting period.

Stock option expense for all outstanding stock option awards totaled approximately $0.5 million and $1.5 million for the three and nine months ended December 31, 2023, respectively, and $0.8 million and $2.7 million for the three and nine months ended December 31, 2022, respectively. At December 31, 2023, there was approximately $2.2 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

The following table represents stock option activity for the nine months ended December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at March 31, 2023	436,949	$89.69
Granted	5,558	$172.62
Exercised	(131,099)	$88.17
Cancelled	(1,000)	$73.37
Outstanding Options at December 31, 2023	310,408	$91.86
Options Exercisable at December 31, 2023	215,822
Weighted-Average Fair Value of Options Granted During the Year	$69.84

The following table summarizes information about stock options outstanding at December 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$59.32 - $81.28	113,490	5.91	$62.49	71,086	$63.67
$87.37 - $106.24	125,721	4.60	$95.77	122,005	$95.72
$118.27 - $166.75	71,197	8.34	$131.77	22,731	$130.79
	310,408	5.94	$91.86	215,822	$88.86

At December 31, 2023, the aggregate intrinsic value of the outstanding and exercisable options was approximately $34.4 million and $24.6 million, respectively. The total intrinsic value of options exercised during the nine months ended December 31, 2023, was approximately $10.6 million.

RESTRICTED STOCK

In May 2023, under the Prior Plan, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 45,693 shares of performance-vesting restricted stock that will be earned if certain performance conditions are satisfied (the Fiscal 2024 Employee Restricted Stock Performance Award). The performance criteria for the Fiscal 2024 Employee Restricted Stock Performance Award are based upon the achievement of certain levels of return on equity (as defined in the award agreement), ranging from 10.0% to 20.0%, for the performance periods described in the table below. All restricted shares in each performance period will be earned if the return on equity is 20.0% or greater. If the return on equity is less than 20% but at least 10% in any performance period, the amount of shares earned in such period will be reduced proportionately using straight-line interpolation, such that approximately 66.7% of the amount of shares issued will be earned if the return on equity is 10.0%. If the Company does not achieve a return on equity of at least 10.0% during any performance period, all awards for that performance period will be forfeited. The restricted share performance periods are as follows:

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

The fair value of restricted stock is based on the stock price on the grant date. The following table summarizes the activity for nonvested restricted shares during the nine months ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested Restricted Stock at March 31, 2023	219,084	$96.54
Granted	97,257	$169.62
Vested	(35,958)	$146.24
Forfeited	(3,000)	$139.03
Nonvested Restricted Stock at December 31, 2023	277,383	$125.10

Expense related to restricted shares was approximately $4.0 million and $13.8 million for the three and nine months ended December 31, 2023, respectively, and $3.3 million and $11.0 million for the three and nine months ended December 31, 2022, respectively. At December 31, 2023, there was approximately $21.5 million of unearned compensation from restricted stock, which will be recognized over a weighted-average period of 1.7 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the 2023 Plan was 1,411,804 at December 31, 2023.

(J) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
Weighted-Average Shares of Common Stock Outstanding	34,466,141	36,336,056	34,931,378	37,149,927
Effect of Dilutive Shares
Assumed Exercise of Outstanding Dilutive Options	305,842	424,949	312,723	424,642
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(169,413)	(294,478)	(170,910)	(305,741)
Restricted Stock Units	147,151	139,455	128,467	126,758
Weighted-Average Common Stock and Dilutive Securities Outstanding	34,749,721	36,605,982	35,201,658	37,395,586
Shares Excluded Due to Anti-Dilution Effects	5,558	66,802	22,145	46,736

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

(L) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the nine months ended December 31, 2023, was approximately 22%, which was consistent with the effective tax rate for the nine months ended December 31, 2022. The effective tax rate was higher than the U.S. Statutory rate of 21% mainly because of state income taxes, partially offset by a benefit recognized related to percentage depletion.

(M) LONG-TERM DEBT

Long-term Debt at December 31, 2023 is as follows:

	December 31,	March 31,
	2023	2023
	(dollars in thousands)
Revolving Credit Facility	$107,000	$157,000
2.500% Senior Unsecured Notes Due 2031	750,000	750,000
Term Loan	185,000	192,500
Total Debt	1,042,000	1,099,500
Less: Current Portion of Long-term Debt	(10,000)	(10,000)
Less: Unamortized Discounts and Debt Issuance Costs	(9,518)	(10,468)
Long-term Debt	$1,022,482	$1,079,032

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

There were $107.0 million of outstanding borrowings under the Revolving Credit Facility, plus $8.3 million outstanding letters of credit as of December 31, 2023, resulting in $634.7 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We were in compliance with all Financial Covenants on December 31, 2023; therefore, the entire $634.7 million is available for future borrowings.

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

We operate eight modern cement plants (one of which is operated through a joint venture located in Buda, Texas), one slag grinding facility, and over 30 cement distribution terminals. Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, Tennessee, and Texas. We operate over 25 readymix concrete batch plants and five aggregates processing plants in markets that are complementary to our cement network.

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

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
	(dollars in thousands)
Revenue
Cement	$308,654	$256,313	$998,437	$860,289
Concrete and Aggregates	61,186	55,176	201,526	186,407
Gypsum Wallboard	200,969	212,016	629,299	652,981
Recycled Paperboard	47,053	47,774	135,397	155,520
	617,862	571,279	1,964,659	1,855,197
Less: Intersegment Revenue	(32,346)	(32,172)	(99,356)	(98,190)
Less: Joint Venture Revenue	(26,683)	(27,620)	(82,713)	(79,065)
	$558,833	$511,487	$1,782,590	$1,677,942

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
	(dollars in thousands)
Intersegment Revenue
Cement	$7,804	$7,719	$27,192	$26,371
Concrete and Aggregates	3,414	—	10,235	—
Recycled Paperboard	21,128	24,453	61,929	71,819
	$32,346	$32,172	$99,356	$98,190
Cement Sales Volume (M tons)
Wholly Owned	1,663	1,527	5,470	5,313
Joint Venture	161	172	496	524
	1,824	1,699	5,966	5,837

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Operating Earnings
Cement	$105,566	$72,315	$301,056	$233,442
Concrete and Aggregates	1,760	2,692	13,434	15,700
Gypsum Wallboard	75,063	87,335	251,625	261,164
Recycled Paperboard	7,524	7,805	22,316	17,200
Sub-Total	189,913	170,147	588,431	527,506
Corporate General and Administrative Expense	(14,201)	(12,497)	(42,456)	(37,944)
Other Non-Operating Income (Loss)	1,019	2,210	2,837	911
Earnings Before Interest and Income Taxes	176,731	159,860	548,812	490,473
Interest Expense, net	(10,128)	(8,932)	(32,571)	(24,842)
Earnings Before Income Taxes	$166,603	$150,928	$516,241	$465,631
Cement Operating Earnings
Wholly Owned	$96,281	$60,938	$278,266	$209,811
Joint Venture	9,285	11,377	22,790	23,631
	$105,566	$72,315	$301,056	$233,442
Capital Expenditures
Cement	$11,571	$7,278	$38,288	$21,157
Concrete and Aggregates	1,207	2,128	10,281	16,468
Gypsum Wallboard	7,386	7,307	23,866	19,777
Recycled Paperboard	1,868	463	7,733	2,318
Corporate and Other	403	526	7,680	1,231
	$22,435	$17,702	$87,848	$60,951
Depreciation, Depletion, and Amortization
Cement	$22,514	$20,582	$66,380	$60,893
Concrete and Aggregates	4,857	4,402	14,850	12,954
Gypsum Wallboard	5,611	5,387	16,620	16,539
Recycled Paperboard	3,694	3,738	11,121	11,197
Corporate and Other	792	706	2,376	2,106
	$37,468	$34,815	$111,347	$103,689

	December 31,	March 31,
	2023	2023
	(dollars in thousands)
Identifiable Assets
Cement	$1,997,649	$1,905,227
Concrete and Aggregates	229,998	234,767
Gypsum Wallboard	412,092	421,425
Recycled Paperboard	168,120	163,797
Other, net	82,481	55,786
	$2,890,340	$2,781,002

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

Summarized financial information for the Joint Venture that is not consolidated is set out below. This summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Revenue	$53,366	$55,240	$165,426	$158,129
Gross Margin	$19,465	$24,716	$51,512	$52,718
Earnings Before Income Taxes	$18,711	$22,754	$45,925	$47,262

	December 31,	March 31,
	2023	2023
	(dollars in thousands)
Current Assets	$104,158	$88,562
Noncurrent Assets	$150,950	$124,503
Current Liabilities	$40,621	$29,434

(O) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Interest Income	$(150)	$(163)	$(523)	$(245)
Interest Expense	9,804	8,621	31,671	23,676
Other Expenses	474	474	1,423	1,411
Interest Expense, net	$10,128	$8,932	$32,571	$24,842

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs.

(P) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At December 31, 2023, we had contingent liabilities under these outstanding letters of credit of approximately $8.3 million.

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

We are currently contingently liable for performance under $29.3 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our experience, no material claims have been made against these financial instruments.

(Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been determined using market transactions (Level 1 inputs). The fair value of our 2.500% Senior Unsecured Notes at December 31, 2023, is as follows:

Fair Value
(dollars in thousands)
2.500% Senior Unsecured Notes Due 2031	$631,000

The carrying values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at December 31, 2023, due to the short-term maturities of these assets and liabilities. The fair value of our Revolving Credit Facility and Term Loan also approximates the carrying value at December 31, 2023.

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

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the three and nine months ended December 31, 2023 and 2022, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard.

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

In April 2023, we assumed operation of our quarry in Battletown, Kentucky (Battletown Aggregates). Our Battletown quarry is primarily used to supply our Kosmos Cement plant with limestone; however, beginning in April 2023, we started selling a portion of the mined materials as aggregates. Battletown Aggregates is included in our Heavy Materials sector, in the Concrete and Aggregates business segment.

On May 3, 2023, we finalized the Stockton Terminal Acquisition. The purchase price of the Stockton Terminal Acquisition was approximately $55.1 million. The Stockton Terminal Acquisition is included in our Heavy Materials sector, in the Cement business segment. See Footnote (B) in the Unaudited Consolidated Financial Statements for more information regarding the Stockton Terminal Acquisition.

MARKET CONDITIONS AND OUTLOOK

During the first nine months of fiscal 2024, our end markets generally remained stable despite shifting economic conditions brought on by US monetary policy in response to inflation. Construction activity in most of our regional markets continued to be steady. Sales Volume in our Cement business, excluding volume related to the Stockton Acquisition, remained relatively flat for the first nine months of fiscal 2024. Sales Volume in our Gypsum Wallboard business declined 4% over the same time period. The decline in Sales Volume in Gypsum Wallboard was due to the slowdown in residential construction. Despite this decline, our overall sales volume remains historically strong.

Demand Outlook

The principal end-use market of Cement is public infrastructure (i.e. roads, bridges, and highways). Our Cement business remains in a near sold-out position, and several factors indicate cement demand will remain strong. First, the Inflation Reduction and Infrastructure Investment and Jobs Acts have resulted in increased federal funding for public construction and repair projects. At the same time, state budget allocations for additional infrastructure projects remain high. Finally, passage of the CHIPS and Science Act is leading to growth in heavy industrial and manufacturing projects. Despite underlying growth in demand, our ability to increase Cement sales volume from our existing facilities is limited, because our integrated cement sales network, which stretches across the U.S. heartland, is operating at high utilization levels.

The principal end use for Gypsum Wallboard is residential housing, consisting of new construction (both single-family and multi-family homes) as well as repair and remodel. Our Gypsum Wallboard shipments and orders, while down 4% for the first nine months of fiscal 2024, were down only 1% for the quarter ended December 31, 2023, both compared to similar periods in the prior year, and remain historically strong. Residential construction activity continued at a healthier pace than expected as the market continues to balance affordability challenges related primarily to higher interest rates with chronic supply shortages and resultant demand for new homebuilding. Our Recycled Paperboard business sells paper primarily into the gypsum wallboard market, and demand for our paper generally follows the demand for gypsum wallboard.

Cost Outlook

We are well-positioned to manage our cost structure and meet our customers’ needs during the remainder of the fiscal year. Our substantial raw material reserves for our Cement, Aggregates, and Gypsum Wallboard businesses, and their proximity to our respective manufacturing facilities, support our low-cost producer position across all our business segments.

Energy and freight costs increased in all our businesses during fiscal 2023. In the first nine months of fiscal 2024, our natural gas costs have declined and freight costs have stabilized compared with the prior year; however, our solid fuel costs, which are the primary energy costs in manufacturing cement, continue to increase in fiscal 2024 compared with fiscal 2023. Our maintenance costs have increased during fiscal 2024 from fiscal 2023 due to the inflation in repair parts and contractor services, and we expect these amounts to remain elevated.

The primary raw material used to produce recycled paperboard is old corrugated containers (OCC). Prices for OCC stabilized toward the end of fiscal 2023. OCC prices increased during the first nine months of fiscal 2024, and we anticipate OCC pricing to remain relatively stable in the near term. Our current customer contracts for gypsum liner include price adjustments that partially compensate for changes in raw material fiber prices. However, because these price adjustments are not realized until future quarters, costs in our Gypsum Wallboard segment are likely to be adjusted in the period that these price changes are realized.

RESULTS OF OPERATIONS

THREE MONTHS ENDED december 31, 2023 Compared WITH THREE MONTHS ENDED december 31, 2022

	For the Three Months Ended December 31,
	2023	2022	Change
	(dollars in thousands, except per share)
Revenue	$558,833	$511,487	9%
Cost of Goods Sold	(378,205)	(352,717)	7%
Gross Profit	180,628	158,770	14%
Equity in Earnings of Unconsolidated Joint Venture	9,285	11,377	(18)%
Corporate General and Administrative Expense	(14,201)	(12,497)	14%
Other Non-Operating Income	1,019	2,210	(54)%
Interest Expense, net	(10,128)	(8,932)	13%
Earnings Before Income Taxes	166,603	150,928	10%
Income Tax Expense	(37,465)	(33,744)	11%
Net Earnings	$129,138	$117,184	10%
Diluted Earnings per Share	$3.72	$3.20	16%

REVENUE

Revenue increased by $47.3 million, or 9%, to $558.3 million for the three months ended December 31, 2023. Battletown Aggregates and the Stockton Terminal Acquisition contributed $2.0 million and $11.2 million of Revenue, respectively, during the three months ended December 31, 2023. Excluding Battletown Aggregates and the Stockton Terminal Acquisition, Revenue increased by $34.1 million. This was due to higher gross sales prices and Sales Volume, which positively affected Revenue by $26.0 million and $8.1 million, respectively.

COST OF GOODS SOLD

Cost of Goods Sold increased by $25.5 million, or 7%, to $378.2 million for the three months ended December 31, 2023. Battletown Aggregates and the Stockton Terminal Acquisition contributed $2.6 million and $11.3 million of Cost of Goods Sold, respectively, during the three months ended December 31, 2023. Excluding Battletown Aggregates and the Stockton Terminal Acquisition, Cost of Goods Sold increased by $11.6 million, or 3%. The increase was due to higher Sales Volume and increased operating costs of $4.1 million and $7.5 million, respectively. Higher operating costs were primarily related to our Cement and Concrete and Aggregates businesses and are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit increased 14% to $180.6 million during the three months ended December 31, 2023. The increase was primarily related to higher gross sales prices and Sales Volume, partially offset by increased operating costs. The gross margin expanded to 32%, with higher gross sales prices being partially offset by a rise in operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased $2.1 million, or 18%, for the three months ended December 31, 2023. The decrease was primarily due to higher operating expense and lower Sales Volume, which reduced earnings by approximately $2.2 million and $0.8 million, respectively. This was partially offset by higher gross sales prices, which increased earnings by $0.9 million. The increase in operating expense was due primarily to freight, energy, and maintenance costs of $0.8 million, $0.6 million, and $0.4 million, respectively.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE

Corporate General and Administrative Expense increased by approximately $1.7 million, or 14%, for the three months ended December 31, 2023. The increase was primarily due to higher salary and incentive compensation, information technology upgrades, and legal and professional expenses of $0.4 million, $0.9 million, and $0.3 million, respectively. The increase in incentive compensation was due to higher earnings compared with the prior year.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $1.2 million, or 13%, during the three months ended December 31, 2023. This was primarily due to higher interest on our revolving credit facility, which was mostly related to higher interest rates on our borrowings.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes increased to $166.6 million during the three months ended December 31, 2023, primarily because of higher Gross Profit. This was partially offset by higher Corporate General and Administrative Expense and Interest Expense as well as lower Equity in Earnings of Unconsolidated Joint Venture.

INCOME TAX EXPENSE

Income Tax Expense was $37.5 million for the three months ended December 31, 2023, compared with $33.7 million for the three months ended December 31, 2022. The effective tax rate of 22% remained consistent with the prior-year period.

NET EARNINGS

Net Earnings increased 10% to $129.1 million for the three months ended December 31, 2023, as discussed above.

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECember 31, 2023 Compared WITH Nine MONTHS ENDED DECember 31, 2022

	For the Nine Months Ended December 31,
	2023	2022	Change
	(dollars in thousands, except per share)
Revenue	$1,782,590	$1,677,942	6%
Cost of Goods Sold	(1,216,949)	(1,174,067)	4%
Gross Profit	565,641	503,875	12%
Equity in Earnings of Unconsolidated Joint Venture	22,790	23,631	(4)%
Corporate General and Administrative Expense	(42,456)	(37,944)	12%
Other Non-Operating Income	2,837	911	211%
Interest Expense, net	(32,571)	(24,842)	31%
Earnings Before Income Taxes	516,241	465,631	11%
Income Tax Expense	(115,701)	(104,447)	11%
Net Earnings	$400,540	$361,184	11%
Diluted Earnings per Share	$11.38	$9.66	18%

REVENUE

Revenue increased by $104.7 million, or 6%, to $1,782.6 million for the nine months ended December 31, 2023. Battletown Aggregates and the Stockton Terminal Acquisition contributed $6.2 million and $32.5 million of Revenue, respectively, during the nine months ended December 31, 2023. Excluding Battletown Aggregates and the Stockton Terminal Acquisition, Revenue increased by $66.0 million, or 4%. This was due to higher gross sales prices, which positively affected Revenue by $120.4 million, partially offset by lower Sales Volume, which adversely affected Revenue by approximately $54.4 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $42.8 million, or 4%, to $1,216.9 million for the nine months ended December 31, 2023. Battletown Aggregates and the Stockton Terminal Acquisition contributed $6.9 million and $34.6 million of Cost of Goods Sold, respectively, during the nine months ended December 31, 2023. Excluding Battletown Aggregates and the Stockton Terminal Acquisition, Cost of Goods Sold increased by $1.3 million. The increase was due to higher operating costs of $42.6 million, partially offset by lower Sales Volume of $41.3 million. Higher operating costs were primarily related to our Cement and Concrete and Aggregates businesses and are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit increased 12% to $565.6 million during the nine months ended December 31, 2023. The increase was primarily related to higher gross sales prices, partially offset by lower Sales Volume and increased operating costs. The gross margin expanded to 32%, with higher gross sales prices being partially offset by a rise in operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased $0.8 million, or 4%, for the nine months ended December 31, 2023. The decrease was primarily due to higher operating expense and lower Sales Volume, which adversely affected earnings by $8.0 million and $1.5 million, respectively. This was partially offset by higher gross sales prices, which increased earnings by approximately $8.7 million. The increase in operating expense was primarily related to extended equipment downtime that reduced production and resulted in higher maintenance cost of approximately $2.8 million, as well as purchased cement, freight, and energy costs which reduced operating earnings by $1.3 million, $1.2 million, and $0.8 million, respectively.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE

Corporate General and Administrative Expense increased by approximately $4.6 million, or 12%, for the nine months ended December 31, 2023. The increase was primarily due to higher salary and incentive compensation, information technology upgrades, and legal and professional expenses of $1.7 million, $1.4 million, and $1.4 million, respectively. The increase in incentive compensation was due to higher earnings compared with the prior year, while the increase in legal and professional expense was primarily related to the Stockton Acquisition.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $7.8 million, or 31%, during the nine months ended December 31, 2023. This was primarily due to approximately $7.9 million of higher interest on our revolving credit facility, which was related to increased average outstanding borrowings and higher interest rates, partially offset by increased interest income on cash deposits.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes increased to $516.2 million during the nine months ended December 31, 2023, primarily because of higher Gross Profit. This was partially offset by higher Corporate General and Administrative Expense and Interest Expense as well as lower Equity in Earnings of Unconsolidated Joint Venture.

INCOME TAX EXPENSE

Income Tax Expense was $115.7 million for the nine months ended December 31, 2023, compared with $104.4 million for the nine months ended December 31, 2022. The effective tax rate of 22% remained consistent with the prior-year period.

NET EARNINGS

Net Earnings increased 11% to $400.5 million for the nine months ended December 31, 2023, as discussed above.

Three AND NINE MONTHS ENDED December 31, 2023 vs. three AND nine MONTHS ENDED december 31, 2022 BY SEGMENT

The following presents results within our two business sectors for the three and nine months ended December 31, 2023, and 2022. Revenue and operating results are organized by sector and discussed by individual business segments.

Heavy Materials

CEMENT (1)

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2023	2022	Percentage Change	2023	2022	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Revenue, including Intersegment and Joint Venture	$308,654	$256,313	20%	$998,437	$860,289	16%
Less Intersegment Revenue	(7,804)	(7,719)	1%	(27,192)	(26,371)	3%
Less Joint Venture Revenue	(26,683)	(27,620)	(3)%	(82,713)	(79,065)	5%
Revenue	$274,167	$220,974	24%	$888,532	$754,853	18%

Sales Volume (M Tons)	1,824	1,699	7%	5,966	5,837	2%
Freight and Delivery Costs billed to Customers	$(16,944)	$(12,910)	31%	$(52,344)	$(48,922)	7%
Average Net Sales Price, per ton (2)	$151.32	$134.36	13%	$150.20	$131.44	14%
Operating Margin, per ton	$57.88	$42.56	36%	$50.46	$39.99	26%
Operating Earnings	$105,566	$72,315	46%	$301,056	$233,442	29%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Net of freight per ton, including Joint Venture.

Three months ended December 31, 2023

Cement Revenue was $308.7 million, a 20% increase, for the three months ended December 31, 2023. Excluding Intersegment Revenue and the Stockton Terminal Acquisition, Revenue increased $41.1 million, or 17%, for the three months ended December 31, 2023. The increase was primarily due to higher gross sales prices and Sales Volume, which improved Cement Revenue by approximately $34.6 million and $6.5 million, respectively.

Cement Operating Earnings increased by $33.3 million to $105.6 million for the three months ended December 31, 2023. Excluding the Stockton Terminal Acquisition, Operating Earnings increased by $33.4 million. The increase was due to higher gross sales prices and Sales Volume of $34.5 million and $1.5 million, respectively. This was partially offset by higher operating costs of $2.7 million. Higher operating costs were primarily due to increased energy costs of approximately $2.4 million. The Operating Margin increased to 34% from 28%, as a result of higher gross sales prices, partially offset by higher operating expenses.

Nine months ended December 31, 2023

Cement Revenue was $998.4 million, a 16% increase, for the nine months ended December 31, 2023. Excluding Intersegment Revenue and the Stockton Terminal Acquisition, Revenue increased $104.8 million, or 13%, for the nine months ended December 31, 2023. The increase was primarily due to higher gross sales prices, which improved Cement Revenue by approximately $120.2 million, partially offset by lower Sales Volume from legacy cement plants of $15.4 million.

Cement Operating Earnings increased by $67.7 million to $301.1 million for the nine months ended December 31, 2023. Excluding the Stockton Terminal Acquisition, Operating Earnings increased by $69.8 million, or 30%. The increase was due to higher gross sales prices of $120.2 million. This was partially offset by lower Sales Volume and higher operating costs of $4.3 million and $46.1 million, respectively. Higher operating costs were primarily due to increased maintenance, purchased raw materials, energy, and fixed costs of approximately $24.0 million, $11.6 million, $3.8 million, and $2.8 million, respectively. The Operating Margin increased to 30% from 27%, as a result of higher gross sales prices, partially offset by higher operating expenses.

CONCRETE AND AGGREGATES

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2023	2022	Percentage Change	2023	2022	Percentage Change
	(in thousands, except net sales prices)			(in thousands, except net sales prices)
Revenue, including Intersegment	$61,186	$55,176	11%	$201,526	$186,407	8%
Less Intersegment Revenue	(3,414)	—	—	(10,235)	—	—
Revenue	$57,772	$55,176	5%	$191,291	$186,407	3%

Sales Volume
M Cubic Yards of Concrete	308	353	(13)%	1,055	1,210	(13)%
M Tons of Aggregate	1,034	626	65%	3,362	2,333	44%
Average Net Sales Price
Concrete - Per Cubic Yard	$149.54	$134.42	11%	$145.29	$132.46	10%
Aggregates - Per Ton	$11.18	$11.70	(4)%	$11.20	$11.21	—

Operating Earnings	$1,760	$2,692	(35)%	$13,434	$15,700	(14)%

Three months ended December 31, 2023

Concrete and Aggregates Revenue increased 11% to $61.2 million for the three months ended December 31, 2023. Excluding Intersegment Revenue and Battletown Aggregates, Revenue increased $0.6 million. The increase was due to higher gross sales prices in Concrete of $4.7 million and higher Sales Volume in Aggregates of $2.1 million. This was partially offset by lower Sales Volume in Concrete, which reduced Revenue by $6.2 million.

Operating Earnings were approximately $1.8 million, a 35% decrease. Excluding Battletown Aggregates, Operating Earnings were $2.3 million, a decrease of $0.4 million. The decrease in Operating Earnings was due to higher operating costs of $5.6 million. This was partially offset by higher gross sales prices and Sales Volume of $4.7 million and $0.5 million, respectively. The increase in operating costs was primarily due to higher cost of materials of approximately $5.7 million.

Nine months ended December 31, 2023

Concrete and Aggregates Revenue was $201.5 million for the nine months ended December 31, 2023. Excluding Intersegment Revenue and Battletown Aggregates, Revenue declined $1.3 million. The decrease was due to lower Sales Volume, primarily in Concrete, which reduced Revenue by $17.2 million. This was partially offset by higher gross sales prices of $15.9 million.

Operating Earnings were approximately $13.4 million, a 14% decrease. Excluding Battletown Aggregates, Operating Earnings were $14.1 million, a decrease of $1.6 million. The decline in Operating Earnings was due to higher operating costs of $17.8 million. This was partially offset by higher gross sales prices and Sales Volume of $15.9 million and $0.3 million, respectively. The increase in operating costs was primarily due to higher cost of materials, maintenance, and fixed costs of approximately $13.6 million, $2.5 million, and $2.0 million, respectively. This was partially offset by the impact of recording acquired inventories at fair value of $1.2 million in the first quarter of fiscal 2022.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2023	2022	Percentage Change	2023	2022	Percentage Change
	(in thousands, except per MSF information)			(in thousands, except per MSF information)
Revenue	$200,969	$212,016	(5)%	$629,299	$652,981	(4)%

Sales Volume (MMSF)	722	728	(1)%	2,218	2,309	(4)%
Freight and Delivery Costs billed to Customers	$(36,569)	$(38,238)	(4)%	$(112,979)	$(121,778)	(7)%
Average Net Sales Price, per MSF (1)	$227.78	$238.51	(4)%	$232.79	$230.01	1%
Freight, per MSF	$50.65	$52.52	(4)%	$50.94	$52.74	(3)%
Operating Margin, per MSF	$103.97	$119.97	(13)%	$113.45	$113.11	—
Operating Earnings	$75,063	$87,335	(14)%	$251,625	$261,164	(4)%

(1) Net of freight per MSF.

Three months ended December 31, 2023

Gypsum Wallboard Revenue was $201.0 million, a 5% decrease, for the three months ended December 31, 2023. The decrease was primarily due to lower gross sales prices and Sales Volume, which reduced Revenue by $9.3 million and $1.7 million, respectively. Our market share remained relatively consistent during the three months ended December 31, 2023.

Operating Earnings decreased 14% to $75.1 million, primarily because of lower gross sales prices and Sales Volume, as well as higher operating costs. The decline in gross sales prices and Sales Volume negatively affected Operating Earnings by approximately $9.3 million and $0.7 million, respectively, while the higher operating costs decreased Operating Earnings by approximately $2.3 million. The increase in operating costs was primarily related to maintenance, input costs, and wage expense $1.8 million, $0.4 million, and $1.1 million, respectively, partially offset by lower energy costs of $1.3 million. Operating Margin decreased to 37% for the three months ended December 31, 2023, primarily because of higher operating costs and lower gross sales prices. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Nine months ended December 31, 2023

Gypsum Wallboard Revenue was $629.3 million, a 4% decrease, for the nine months ended December 31, 2023. The decrease was primarily due to lower Sales Volume, which reduced Revenue by $25.7 million, partially offset by higher gross sales prices, which increased Revenue by $2.1 million. Our market share remained relatively consistent during the nine months ended December 31, 2023.

Operating Earnings decreased 4% to $251.6 million, primarily because of lower Sales Volume and higher operating costs of $10.3 million and $1.3 million, respectively. This was partially offset by higher gross sales prices, which increased Operating Earnings by approximately $2.1 million. Operating Margin remained consistent at 40% for the nine months ended December 31, 2023, primarily because higher gross sales prices offset the increase in operating expenses. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2023	2022	Percentage Change	2023	2022	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Revenue, including Intersegment	$47,053	$47,774	(2)%	$135,397	$155,520	(13)%
Less Intersegment Revenue	(21,128)	(24,453)	(14)%	(61,929)	(71,819)	(14)%
Revenue	$25,925	$23,321	11%	$73,468	$83,701	(12)%

Sales Volume (M Tons)	84	77	9%	247	246	—
Freight and Delivery Costs billed to Customers	$(3)	$(2,007)	(100)%	$(608)	$(7,025)	(91)%
Average Net Sales Price, per ton (1)	$559.49	$594.93	(6)%	$546.21	$603.73	(10)%
Operating Margin, per ton	$89.57	$101.36	(12)%	$90.35	$69.92	29%
Operating Earnings	$7,524	$7,805	(4)%	$22,316	$17,200	30%

(1) Net of freight per ton.

Three months ended December 31, 2023

Recycled Paperboard Revenue decreased 2% to $47.1 million during the three months ended December 31, 2023. The decrease was primarily due to lower gross sales prices which reduced Revenue by $4.5 million, partially offset by higher Sales Volume of $3.8 million. Lower gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings decreased 4% to $7.5 million, primarily because of lower gross sales prices, which reduced Operating Earnings by $4.5 million. This was partially offset by lower operating expense and higher Sales Volume, which increased Operating Earnings by approximately $3.6 million and $0.6 million, respectively. The decrease in operating expense was primarily related to lower input costs, namely fiber and freight, which improved Operating Earnings by approximately $1.4 million and $2.0 million, respectively. Operating Margin remained consistent at 16% because of lower operating costs, partially offset by lower gross sales prices. Although we have certain pricing provisions in our long-term sales agreements, prices are only adjusted at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

Nine months ended December 31, 2023

Recycled Paperboard Revenue decreased 13% to $135.4 million during the nine months ended December 31, 2023. The decrease was primarily due to lower gross sales prices, which reduced Revenue by $20.6 million, partially offset by higher Sales Volume of $0.5 million. Lower gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 30% to $22.3 million, primarily because of lower operating expenses, which increased Operating Earnings by $25.7 million. This was partially offset by lower gross sales prices, which reduced Operating Earnings by approximately $20.6 million. The decrease in operating expense was primarily related to lower input costs, namely fiber and freight, which lowered Operating Earnings by approximately $21.0 million and $6.4 million, respectively. This was partially offset by higher fixed costs of $1.8 million. The Operating Margin increased to 16% because of lower operating costs, partially offset by lower gross sales prices. Although we have certain pricing provisions in our long-term sales agreements, prices are only adjusted at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

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

Cash Flow

The following table provides a summary of our cash flows:

	For the Nine Months Ended December 31,
	2023	2022
	(dollars in thousands)
Net Cash Provided by Operating Activities	$500,549	$480,111
Investing Activities
Additions to Property, Plant, and Equipment	(87,848)	(60,951)
Acquisition Spending	(55,053)	(158,451)
Net Cash Used in Investing Activities	(142,901)	(219,402)
Financing Activities
Increase (Decrease) in Revolving Credit Facility	(50,000)	200,000
Repayment of Term Loan and Term Loan Credit Agreement	(7,500)	(75,000)
Dividends Paid to Stockholders	(26,692)	(28,421)
Purchase and Retirement of Common Stock	(248,852)	(313,898)
Proceeds from Stock Option Exercises	11,560	840
Payment of Debt Issuance Costs	—	(903)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,494)	(1,806)
Net Cash Used in Financing Activities	(323,978)	(219,188)
Net Increase in Cash and Cash Equivalents	$33,670	$41,521

Net Cash Provided by Operating Activities increased by $20.4 million to $500.5 million during the nine months ended December 31, 2023. This increase was primarily attributable to higher Net Earnings, adjusted for non-cash charges of approximately $51.6 million. This was partially offset by changes in working capital of $19.2 million and lower dividends from our Unconsolidated Joint Venture of $12.0 million.

Working capital increased by $53.6 million to $362.2 million at December 31, 2023, compared with March 31, 2023. The increase was due to higher Cash, Inventories, Prepaid and Other Assets of $33.7 million, $41.9 million, and $6.0 million, respectively. This was partially offset by lower Accounts and Notes Receivable, net and Income Tax Receivable of $2.1 million and $13.3 million, respectively, and higher Income Tax Payable and Accounts Payable and Accrued Liabilities of $2.0 million and $8.6 million, respectively. The increase in Inventory was due primarily to the Stockton Terminal Acquisition and the increase in repair parts as we prepare for annual outages in our Cement business. The Stockton Terminal Acquisition in May 2023 increased working capital by approximately $4.1 million at December 31, 2023.

The decrease in Accounts Receivable at December 31, 2023, was primarily related to increased collection efforts during the third fiscal quarter. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 35% at December 31, 2023, and 41% at March 31, 2023. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at December 31, 2023.

Our Inventory balance at December 31, 2023, increased by approximately $41.9 million from our balance at March 31, 2023. Excluding the Stockton Terminal Acquisition, our Inventory balance increased by $32.7 million. Within Inventory, Raw Materials and Materials-in-Progress, Aggregates, Recycled Paperboard, Repair Parts, and Fuel and Coal increased by approximately $7.6 million, $2.3 million, $4.8 million, $10.7 million, and $4.6 million, respectively. The increase in Raw Materials and Materials-in-Progress and relatively flat balance in Finished Cement is consistent with our business cycle; we generally build up clinker inventory over the winter months to meet the demand for cement in the spring and summer. The increase in repair parts inventory was primarily due to preparing for the expected maintenance outages in the fiscal fourth quarter. The largest individual balance in our Inventory is our repair parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence because our products are basic construction materials.

Net Cash Used in Investing Activities during the nine months ended December 31, 2023, was approximately $142.9 million, compared with $219.4 million during the same period in 2022. The $76.5 million decrease was primarily related to the lower purchase price for the Stockton Terminal Acquisition in May 2023, compared with the acquisition completed in the nine months ended December 31, 2022, partially offset by higher capital expenditures in the current fiscal year.

Net Cash Used in Financing Activities was approximately $324.0 million during the nine months ended December 31, 2023, compared with $219.2 million during the nine months ended December 31, 2022. The $104.8 million increase was primarily related to reduced borrowings of $182.5 million, partially offset by lower Purchase and Retirement of Common Stock of $65.0 million and increased Proceeds from Stock Option Exercises of $10.8 million.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 43.9% and 42.7%, respectively, at December 31, 2023, compared with 48.1% and 47.8%, respectively, at March 31, 2023.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities at December 31, 2023:

Maturity
Revolving Credit Facility	May 2027
Term Loan	May 2027
2.500% Senior Unsecured Notes	July 2031

See Footnote (M) to the Unaudited Consolidated Financial Statements for further details on the Company’s debt facilities, including interest rate, and financial and other covenants and restrictions.

The revolving borrowing capacity of our Revolving Credit Facility is $750.0 million (any revolving loans borrowed under the Revolving Credit Facility, as applicable, the Revolving Loans). The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At December 31, 2023 we had $107.0 million outstanding of Revolving Loans under the Revolving Credit Facility and $8.3 million of outstanding letters of credit, resulting in $634.7 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We are contingently liable for performance under $29.3 million in performance bonds relating primarily to our mining operations. We do not have any off-balance sheet debt, or any outstanding debt guarantees.

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

We have approximately $28.9 million of lease liabilities at December 31, 2023, that have an average remaining life of approximately 9.3 years.

Dividends

Dividends paid were $26.7 million and $28.4 million for the nine months ended December 31, 2023 and 2022, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

During the nine months ended December 31, 2023, our share repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2023	234,000	$143.73	234,000
May 1 through May 31, 2023	145,000	155.99	145,000
June 1 through June 30, 2023	105,000	161.65	105,000
Quarter 1 Totals	484,000	$154.54	484,000
July 1 through July 31, 2023	10,000	$184.80	10,000
August 1 through August 31, 2023	157,500	181.29	157,500
September 1 through September 30, 2023	265,000	176.84	265,000
Quarter 2 Totals	432,500	$178.64	432,500
October 1 through October 31, 2023	177,500	$163.67	177,500
November 1 through November 30, 2023	220,000	$176.22	220,000
December 1 through December 31, 2023	161,000	$184.53	161,000
Quarter 3 Totals	558,500	$174.63	558,500
Year-to-Date Totals	1,475,000	$168.71	1,475,000	6,272,204

On May 17, 2022, the Board of Directors authorized us to repurchase an additional 7.5 million shares. This authorization brought the cumulative total of Common Stock our Board has approved for repurchase in the open market to 55.9 million shares since we became publicly held in April 1994. Through December 31, 2023, we have repurchased approximately 49.6 million shares.

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

During the nine months ended December 31, 2023, the Company withheld from employees 14,572 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is necessary once the Restricted Shares or Restricted Share Units are vested.

Capital Expenditures

The following table details capital expenditures by category:

	For the Nine Months Ended December 31,
	2023	2022
	(dollars in thousands)
Land and Quarries	$5,761	$11,178
Plants	42,354	33,650
Buildings, Machinery, and Equipment	39,733	16,123
Total Capital Expenditures	$87,848	$60,951

Capital expenditures for fiscal 2024 are expected to range from $125.0 million to $140.0 million and will be allocated across both Heavy Materials and Light Materials sectors. These estimated capital expenditures will include maintenance capital expenditures and improvements, as well as other safety and regulatory projects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We had a $750.0 million Revolving Credit Facility at December 31, 2023, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $107.0 million of borrowings under the Revolving Credit Facility and the $185.0 million of borrowings under the Term Loan at December 31, 2023, would increase interest expense by approximately $2.9 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

Item 5. Other Information

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement during the Company's fiscal third quarter ended December 31, 2023, except as follows: On December 6, 2023, Michael R. Haack, President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 10,000 shares of the Company’s common stock and the exercise of up to 21,700 stock options and the sale of the underlying shares, subject to certain conditions. Trades may occur under Mr. Haack’s plan during the period from (a) the later of March 6, 2024, or the third trading day after the filing of the Company’s Form 10-Q for the quarter ended December 31, 2023, through (b) March 5, 2025.

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

EAGLE MATERIALS INC.
Registrant

January 25, 2024	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

January 25, 2024	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

January 25, 2024	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)