Form 10-K
period 2024-03-31
EAGLE MATERIALS INC
filed 2024-05-22
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended

March 31, 2024

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

The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $5.7 billion.

As of May 17, 2024, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	33,915,345

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on August 1, 2024 are incorporated by reference in Part III of this Report.

PART I

ITEM 1. Business

Overview

Eagle Materials Inc., through its subsidiaries (the Company, which may be referred to as we, our, or us), is a leading manufacturer of heavy construction materials and light building materials in the United States. Our primary products, portland cement and gypsum wallboard, are commodities that are essential in commercial and residential construction; public construction projects to build, expand, and repair roads and highways; and repair and remodel activities. Demand for our products is generally cyclical and seasonal, depending on economic and geographic conditions. We distribute our products throughout most of the United States, except the Northeast, which provides us with regional economic diversification.

The Company was founded in 1963 as a building materials subsidiary of Centex Corporation (Centex). It operated as a public company under the name Centex Construction Products, Inc. from April 19, 1994, to January 30, 2004, at which time Centex completed a tax-free distribution of its shares to its shareholders, and the Company was renamed Eagle Materials Inc. (NYSE: EXP).

Competitive Strengths

We benefit from several competitive strengths that have enabled us to deliver consistently strong operating results and profitable growth.

Strategically located plant network

Our plants are located near both our raw material reserves and customers in high-growth U.S. markets. The proximity to raw materials and customers lowers our transportation costs and carbon footprint. The location of our plants across several high-growth regions within the United States provides geographic diversification, reducing our exposure to individual regional construction cycles, and enabling us to move product between different plants in our network as needed. The integrated nature of our plant network enables us to supply customers from more than one plant when desirable.

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

Substantial owned raw material reserves and resources

We own at least 25 years of primary raw material reserves (and in many instances, more than 50 years) for each of our cement and wallboard facilities, providing certainty of supply and enhancing our ability to control the cost of our primary raw materials.

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

Continuously innovate to advance our low-cost position

Our goal and the bedrock of our strategy is to be a low-cost producer in each of the markets in which we compete. We have right-sized capacity to service the markets we participate in, and we focus diligently on reducing costs and making our operations more efficient to manage free cash flow through the economic cycle. Maintaining our low-cost position provides meaningful competitive, financial, and environmental benefits. The products we make are basic necessities, and competition is often based largely on price, with consistent quality and customer service also being important considerations. Thus, being a low-cost producer is a competitive advantage and can lead to higher margins, better returns, and stronger free cash flow generation. Being a low-cost producer is not only key to our commercial success, it also aligns to a significant extent with our commitment to sustainable environmental practices. To maintain our low-cost producer position, we are always innovating our production processes with the aim of using fewer resources to make the same products. We regularly invest in technologies at our facilities to control emissions and to modify the fuels that we burn.

Maintain a decentralized operating structure

The Company operates through a decentralized structure: operations are managed separately, and products are branded and marketed by our individual companies. This regional-market strategy provides several benefits, including increased familiarity with our customers, higher brand recognition, and lower transportation costs, which is a meaningful advantage in the construction materials industry. We view our cement plant system and our wallboard plant system as integrated networks, allowing us to ship products, minimize freight costs, and serve customers from different plants when desirable. The impact of regional construction cycles on our businesses is mitigated to some degree by our geographic diversification and integrated network of plants.

Operate in regionally diverse and attractive markets

Demand for our products depends on construction activity, which tends to correlate with population growth. While the Company’s markets include most of the United States, except the Northeast, approximately 65% of our total revenue is generated in ten states: Colorado, Illinois, Kansas, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, and Texas. Population growth is a major driver of construction products and building materials demand. The population in these ten states is expected to increase approximately 11% between the 2020 census and 2050, compared with 7% for the United States as a whole, according to the latest update in February 2024 by Moody’s Analytics.

Achieve profitable growth through acquisition and organic development

We seek to grow the Company through acquisitions and the organic development of our asset network. Since 2012, we have invested approximately $2.4 billion to expand the Heavy Materials sector. These investments have more than doubled our U.S. cement capacity.

This growth has been achieved mainly through acquisitions, which have expanded our geographic footprint, resulting in a contiguous and integrated cement system from northern California to western Pennsylvania and south to Texas. We have completed additional bolt-on acquisitions, which also contribute to our expanded geographic footprint.

The Company will continue to proactively pursue acquisition opportunities. Our free cash flow and balance sheet strength enable us to consider acquisitions and organic growth opportunities that align with our stringent return-on-investment objectives.

Operate in a socially and environmentally responsible manner

We aim to conduct all our operations in a way that enhances the returns and the sustainability of our business, minimizes negative environmental effects, and maximizes positive social impact. We have defined our environmental and social responsibility priorities and developed a roadmap for pursuing them. Our initiatives encompass land use, water, emissions, the reduction of the carbon impacts of our products, human resources, and governance practices, which are all areas we view as essential to our success.

Management is responsible for implementing these initiatives, and our Board of Directors, or Board, is committed to effective oversight of sustainability matters and ensuring progress across our sustainability initiatives. In particular, pursuant to its charter, the Board's Corporate Governance, Nominating and Sustainability Committee has formal responsibility for leading the Board's oversight of these matters in coordination with management and other Board committees as appropriate. Management submits quarterly progress reports to the Board, and environmental, social and governance (ESG) is a topic of discussion at every quarterly Board meeting. Compensation for key executives is linked, in part, to the achievement of specific ESG goals.

Capital Allocation Priorities

Our capital allocation priorities are intended to enhance shareholder value and are as follows: 1. investing in growth opportunities that meet our strict financial return standards and are consistent with our strategic focus; 2. making operating capital investments to maintain and strengthen our low-cost producer position; and 3. returning excess cash to shareholders through our share repurchase program and dividends. In the past five years, we have invested $912.9 million in acquisitions, $485.9 million in organic capital expenditures, and approximately $1.8 billion in share repurchases and dividends. Since becoming a public company in 1994, our share count is down nearly 51%, and we have returned approximately $3.6 billion to our shareholders through a combination of share repurchases and dividends.

FISCAL 2024 EVENTS

Financial Highlights

Fiscal 2024 was a strong year for the Company, with increased earnings in both our Cement and Gypsum Wallboard segments. Financial highlights for fiscal 2024 compared with fiscal 2023 include:

•
Achieved record Revenue of $2.3 billion, up 5%.
•
Increased Net Earnings by 3% to $477.6 million.
•
Expanded gross profit margin by 50 basis points to 30.3%.
•
Increased diluted earnings per share by 9% to $13.61.
•
Repurchased approximately 1.9 million shares of our stock for $343.3 million.

Strategic Highlights

During fiscal 2024, we executed several strategic actions that expanded our integrated plant network and strengthened our low-cost position. Strategic highlights for fiscal 2024 include the following:

Start-up of Aggregates in Kentucky

In April 2023, we assumed operation of our quarry in Battletown, Kentucky (Battletown Materials). Our Battletown quarry was primarily used to supply our Kosmos Cement plant with limestone; however, beginning in April 2023, we started selling a portion of the mined materials as aggregates. Battletown Materials is included in our Heavy Materials sector, in the Concrete and Aggregates business segment, in fiscal 2024.

Cement Import Terminal Acquisition

On May 3, 2023, we acquired a cement import distribution terminal located in Stockton, California (the Stockton Terminal Acquisition), which expanded our presence in the northern California market and strategically supplements our Northern Nevada manufacturing facility. This terminal is included in our Heavy Materials sector in the Cement segment.

See Footnote (B) to the Audited Consolidated Financial Statements for more information regarding the Stockton Terminal Acquisition.

In addition to the integration of the Kentucky aggregates business and acquisition of the Stockton Cement import terminal, we initiated the following organic growth investments that will get underway in fiscal 2025.

Slag-Cement Facility

We recently announced the planned start-up of a slag-cement facility in the summer of 2024 in Houston, Texas which will expand our cementitious product manufacturing capacity by 500,000 tons to meet increasing demand in the fast-growing Texas market. The slag-cement facility will be operated through our Joint Venture, which is 50% owned by us, and 50% owned by HM Southeast Cement LLC, a subsidiary of Heidelberg Materials (the Joint Venture).

Expansion and Modernization of our Cement Facility in Wyoming

We are investing approximately $430.0 million to modernize and expand our Mountain Cement plant in Wyoming and related distribution facilities, which is expected to add 400,000 tons of production, lower the plant's manufacturing costs by approximately 25%, and reduce the carbon intensity of this facility. This facility provides cement to several markets, including the growing Northern Colorado area, Nebraska, Utah, and Wyoming. Planning for the project has been completed, all primary regulatory approvals have been received, and construction is expected to begin immediately with startup scheduled for the second half of calendar 2026.

SUSTAINABILITY HIGHLIGHTS

We have made meaningful progress on several of our environmental, social, and governance priorities, including reducing our carbon intensity, maintaining industry-leading safety records, and linking a significant portion of executive compensation to sustainability-related targets. Notable achievements for fiscal 2024 include the following:

•
Increased production and sale of blended cement products, including portland limestone cement, to 75% of our total manufactured product sales in fiscal 2024, advancing our efforts to reduce the carbon intensity of our cement.
•
Entered into exclusive agreements with Terra CO2, a producer of a scalable low-carbon supplementary cementitious material (SCM) for the potential deployment of multiple eco-friendly, low-carbon cementitious commercial-scale plants that would service three different geographic areas, including the Greater Denver market. The agreements grant us the exclusive right to build and operate plants that produce SCM in each geographic area. When developed and fully scaled, each plant would have the potential to produce approximately 240,000 tons per year of SCM.
•
Committed to increase the use of alternative fuels for our combustion process at three of our cement facilities.
•
Reduced water consumption by 23%.
•
Maintained Total Recordable Incident Rate (TRIR) and Lost Time Incident Rate below industry averages for all of our businesses.
•
Incorporated new disclosures in our Sustainability Report, including detailed data around Scope 1 and Scope 2 emissions, began alignment with Sustainability Accounting Standards Board (SASB) and Task Force on Climate-Related Financial Disclosures (TCFD) reporting frameworks, and explanations of our enhanced governance policies.
•
Linked over 50% of our Chief Executive Officer's fiscal 2024 compensation directly to the advancement of the Company's ESG priorities.

Our latest Sustainability Report provides more information related to our roadmap, targets, and progress in improving our efficiency and long-term sustainability of our resources, ensuring the safety of our employees (see also Human Capital below), protecting human rights, and delivering value to our shareholders and society. The above reference to our Sustainability Report does not mean that such report is incorporated by reference herein.

HUMAN CAPITAL

As of March 31, 2024, the Company had approximately 2,500 employees, of which approximately 700 are salaried and approximately 1,800 are hourly. Approximately 700 of the hourly employees are employed under collective bargaining agreements and various supplemental agreements with local unions.

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

Management reviews a variety of safety metrics, including leading and lagging indicators, and monthly updates are provided to corporate management by the business units throughout the year. During fiscal 2024, all of our business segments recorded lower TRIR averages than the applicable industry average. We believe that these results can be attributed to the diligent focus on the proactive safety initiatives described above.

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

For information about the financial results of our business segments, including revenue, average net sales prices, sales volume, and operating earnings, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Heavy Materials

Our Heavy Materials sector provides cement and concrete and aggregates for use in infrastructure, commercial, and residential construction. This sector comprises the Cement and Concrete and Aggregates segments. Demand has been strong for these construction products over the last several years. In calendar 2023, cement consumption in the United States, as estimated by the United States Geological Survey (USGS), was approximately 121.2 million short tons, which was slightly lower than calendar 2022 consumption levels. Imported cement consumption represented 22% of total sales in calendar 2023, compared with 21% in calendar 2022.

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

The manufacturing process for portland cement primarily involves four main steps, as shown in the graphic below:

We also produce and market other cementitious products, including slag cement and fly ash. Slag granules are obtained from a steel company and ground in our grinding facility. Slag is used in concrete mix designs to improve the durability of concrete and reduce future maintenance costs. Fly ash is a by-product of coal-fired power plants and acts as an extender of cement in concrete.

Limestone Resources and Reserves

We mine primarily limestone at our quarry operations serving each of our cement plants. Mining at all of our quarries is done by company personnel. The limestone mined at our quarries is then converted to cement, as outlined above. Each of our cement plants has its own dedicated limestone quarries, all of which have adequate access to highways and/or waterways. All of our mines, with the exception of one, are surface mines, which are mined using open pit techniques. We have one underground mine serving our plant in Sugar Creek, Missouri. All of our limestone reserves are located on properties that are in the production stage.

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

As of March 31, 2024, we had 305.0 million tons of proven and probable limestone reserves, and 683.5 million tons of measured and indicated limestone resources, exclusive of limestone reserves. Approximately 85% of our total reserves are owned, and the remainder are leased. The point of reference for resources, other than the underground properties associated with the Sugar Creek location, is reported on an in situ basis. Sugar Creek underground resources are reported on a recoverable basis. The point of reference for reserves other than the Louisville and Buda locations are reported on a recoverable or "run-of-mine" basis. Louisville and Buda are reported on an in situ basis. We do not consider any of our individual quarries to be material for disclosure purposes. All of our individual locations have at least 25 years of reserves, with most of our locations having in excess of 50 years. We obtained technical reports from a third-party QP for each of our locations during fiscal 2022, except LaSalle, Illinois, and Tulsa, Oklahoma, which were as of January 31, 2023 and March 31, 2024, respectively. The other locations were not updated in fiscal years 2023 or 2024, because we did not add any new properties and did not do any additional exploration on sites during these fiscal years. Additionally, the selling price did not materially change, which further supports no material change on the estimated resource and reserve amounts calculated in fiscal 2022. The total reserves for fiscal 2024 for all locations were calculated by taking the amount of reserves from the latest technical reports for each location and adjusting them for tons mined since the date of the technical report. These technical reports obtained in fiscal 2022 (fiscal 2023 for LaSalle, Illinois, and fiscal 2024 for Tulsa, Oklahoma) were prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K.

Our total measured and indicated limestone resources were 673.4 million tons at March 31, 2024, compared with 683.4 million tons at March 31, 2023. The decrease in measured and indicated limestone reserves was due to updating our mining plan at our Tulsa, Oklahoma quarry. Our total proven and probable reserves were 308.2 million tons at March 31, 2024, compared with 312.8 million tons at March 31, 2023. The decline was due to depletion during fiscal 2024.

Below is a summary of our limestone resources, exclusive of limestone reserves, serving each of our cement plants at March 31, 2024:

	Limestone Resources (1)
	(tons in thousands)
Location	Measured	Indicated	Total Measured & Indicated	Inferred
Buda, Texas (2)	51,840	11,300	63,140	1,000
LaSalle, Illinois	19,350	5,700	25,050	50
Sugar Creek, Missouri	67,900	66,000	133,900	32,300
Laramie, Wyoming	60,100	46,900	107,000	360,300
Tulsa, Oklahoma	32,100	3,520	35,620	4,650
Fernley, Nevada	78,400	29,800	108,200	17,200
Louisville, Kentucky	67,500	99,900	167,400	119,200
Fairborn, Ohio	13,880	19,200	33,080	1,700
	391,070	282,320	673,390	536,400

(1) Measured, Indicated, and Inferred resources are based on an initial assessment using average selling price assumptions ranging from $13.00 to $18.00 per ton depending on location and market.

(2) Reflects the Company's 50% ownership interest.

Below is a summary of our limestone reserves serving each of our cement plants at March 31, 2024:

	Limestone Reserves (1)
	(tons in thousands)
Location	Proven	Probable	Total Proven & Probable
Buda, Texas (2)	28,100	10,000	38,100
LaSalle, Illinois	13,800	4,450	18,250
Sugar Creek, Missouri	22,500	7,660	30,160
Laramie, Wyoming	37,350	25,400	62,750
Tulsa, Oklahoma	35,000	290	35,290
Fernley, Nevada	17,380	6,500	23,880
Louisville, Kentucky	25,410	49,850	75,260
Fairborn, Ohio	24,545	—	24,545
	204,085	104,150	308,235

(1) The economic viability of our reserves was determined using average limestone prices ranging from $13.00 to $18.00 per ton, depending on location and market.

(2) Reflects the Company's 50% ownership interest.

Below is a summary of the annual production volumes from our cement quarries for each of the following fiscal years:

	Tons Mined
	(tons in thousands)
Location	2024	2023	2022
Buda, Texas (1)	800	730	800
LaSalle, Illinois	1,180	1,265	980
Sugar Creek, Missouri	820	1,050	1,130
Laramie, Wyoming	915	1,000	1,140
Tulsa, Oklahoma	885	880	890
Fernley, Nevada	610	570	500
Louisville, Kentucky	1,965	2,185	2,100
Fairborn, Ohio	870	970	920
	8,045	8,650	8,460

(1) Reflects the Company's 50% ownership interest.

All of our quarries are close to our operating facilities. See Item 2. Properties for the map showing the locations of all operating facilities for the Company.

Internal Controls

We have compiled reserve and resource estimates with the assistance of a third-party QP. In general, the procedure for developing these estimates was a collaboration between site personnel and the QP for each individual site. Past exploration data was field verified and quality was verified by reviewing on-site lab certification or third-party testing. Third-party resource modeling was developed using verified past exploration data and field observations. Where applicable, site-specific ore density, recovery, and loss parameters were used to calculate reserves. Property ownership, permit status, and lease evaluations were performed by the third-party QP to evaluate the legal right to mine. When evaluating economic viability, past income statements and operating costs were reviewed, as well as future operating and capital cost estimates. Commodity pricing was either taken from published USGS reports or from reasonable expected pricing given site location and haulage rates.

While the mineral reserve and resource classification categories (proven and probable) identify relative confidence of reserve estimates, there is inherent risk associated with such estimates. We base estimates on information known at the time of determination and regularly reevaluate reserves whenever new information indicates a material change in reserves at one of our sites.

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

Our cement companies focus on the U.S. heartland and operate as an integrated network selling product mainly in Colorado, Illinois, Kansas, Kentucky, Indiana, Iowa, Missouri, Nebraska, Nevada, Ohio, Oklahoma, Tennessee, and Texas. Our Joint Venture (as defined below) includes a minority interest in an import terminal in Houston, Texas, from which we can purchase up to 495,000 short tons of cement annually. Our slag facility is located near Chicago, Illinois and has 500,000 tons annual grinding capacity.

The following table sets forth information regarding our cement plants at March 31, 2024 (tons are in thousands of short tons):

Plant Location	Rated Annual Clinker Capacity (1)	Annual Grinding Capacity	Manufacturing Process	Number of Kilns	Kiln Dedication Date
Buda, TX (2)	1,300	1,435	Dry – 4 Stage Preheater/Pre-calciner	1	1983
LaSalle, IL	1,000	1,100	Dry – 5 Stage Preheater/Pre-calciner	1	2006
Sugar Creek, MO	1,000	1,300	Dry – 5 Stage Preheater/Pre-calciner	1	2002
Laramie, WY	650	800	Dry – 2 Stage Preheater	1	1988
			Dry – Long Dry Kiln	1	1996
Tulsa, OK	600	900	Dry – Long Dry Kiln	1	1961
			Dry ‒ Long Dry Kiln	1	1964
Fernley, NV	500	550	Dry – Long Dry Kiln	1	1964
			Dry – 1 Stage Preheater	1	1969
Louisville, KY	1,550	1,800	Dry - 4 Stage Preheater/Pre-calciner	1	1999
Fairborn, OH	730	980	Dry – 4 Stage Preheater	1	1974
Total-Gross	7,330	8,865
Total-Net (3)	6,680	8,150

(1) One short ton equals 2,000 pounds.

(2) The amount shown represents 100% of plant capacity. This plant is owned by the Joint Venture in which the Company has a 50% interest.

(3) Net of partner’s 50% interest in the Buda, Texas plant.

All of our cement subsidiaries are wholly owned except the Buda, Texas plant, which is owned by Texas Lehigh Cement Company LP, a limited partnership joint venture owned 50% by us, and 50% by HM Southeast Cement LLC, a subsidiary of Heidelberg Materials (our Joint Venture Partner).

On May 1, 2024, the Company and our Joint Venture Partner entered into a put option agreement (Put Option Agreement) that provides for the grant of reciprocal put options by the parties with respect to their 50% partnership interests in the Joint Venture. If the Company or our Joint Venture Partner exercises its put option under the Put Option Agreement, the other party is required to purchase the 50% partnership interest held by the exercising party for approximately $550.0 million, subject to certain customary adjustments. The put option can only be exercised in the event of a triggering event, which is defined as the entry by the exercising party into a binding and effective outside purchase agreement. An outside purchase agreement is a definitive agreement for the purchase of assets or operations to be used in the production or sale of grey cement products or slag in the Joint Venture market area for total consideration equal to or greater than $1 billion. The Put Option Agreement is effective for 15 months, and expires on August 1, 2025.

Our cement production, including our 50% share of the cement Joint Venture production, totaled 6.6 million short tons and 6.7 million short tons for fiscal 2024 and fiscal 2023, respectively. Total net Cement sales, including our 50% share of cement sales from the Joint Venture, were 7.3 million short tons and 7.1 million short tons in fiscal 2024 and fiscal 2023, respectively. Total net Cement sales exceed production primarily because of imports through the Houston and Stockton import terminals.

Demand, Sales, and Distribution

The principal sources of demand for cement and slag are public infrastructure, private nonresidential construction, and residential construction, with public infrastructure comprising nearly 50% of total demand. Cement consumption in the U.S. decreased slightly during calendar 2023, and the Portland Cement Association forecasts cement consumption will increase by approximately 1% in calendar 2024. Demand for cement is seasonal, particularly in northern states where inclement winter weather often affects construction activity. Cement sales are generally greatest from spring through the middle of autumn. Demand for slag has increased as the availability of fly ash has decreased due to the reduction in the use of coal to generate power.

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

The USGS estimates that imports represented approximately 22% of cement used in the U.S. during calendar 2023, compared with 21% in calendar 2022. Based on the historical distribution of cement into the market, we believe that no less than approximately 5% to 10% of the total U.S. consumption will consistently be served by imported cement.

The following table sets forth information regarding the geographic areas served by each of our cement and slag plants and the location of our distribution terminals in each area. We have over 30 cement storage and distribution terminals that are strategically located to extend the sales areas of our plants.

Plant Location	Type of Plant	Operating Company Name	Principal Geographic Areas	Distribution Terminals (1)
Buda, Texas	Cement	Texas Lehigh Cement Company LP (the Joint Venture)	Texas and western Louisiana	Corpus Christi, Texas; Houston, Texas; Roanoke (Fort Worth), Texas; Waco, Texas; Houston Cement Company (Joint Venture), Houston, Texas
LaSalle, Illinois	Cement	Illinois Cement Company	Illinois, Michigan, and southern Wisconsin	Hartland, Wisconsin; South Beloit, Illinois; Ottawa, Illinois
Sugar Creek, Missouri	Cement	Central Plains Cement Company	Western Missouri, eastern Kansas, eastern Nebraska, and Iowa	Sugar Creek, Missouri; Wichita, Kansas; Omaha, Nebraska; Altoona, Iowa
Tulsa, Oklahoma	Cement	Central Plains Cement Company	Oklahoma, western Arkansas, and southern Missouri	Oklahoma City, Oklahoma; Springfield, Missouri
Laramie, Wyoming	Cement	Mountain Cement Company	Wyoming, Utah, Colorado, and western Nebraska	Salt Lake City, Utah; Denver, Colorado; North Platte, Nebraska
Fernley, Nevada	Cement	Nevada Cement Company	Northern Nevada and northern California	Sacramento, California; Stockton, California (2) Redwood City, California (2)
Louisville, Kentucky	Cement	Kosmos Cement Company	Kentucky, Ohio, Indiana, West Virginia, eastern Illinois, western Pennsylvania, and northern Tennessee	Indianapolis, Indiana; Ceredo, West Virginia; Lexington, Kentucky (2); Cincinnati, Ohio; Pittsburgh, Pennsylvania; Nashville, Tennessee; Charleston, West Virginia; Mount Vernon, Indiana (2)
Fairborn, Ohio	Cement	Fairborn Cement Company	Ohio, eastern Indiana, and northern Kentucky	Columbus, Ohio
Chicago, Illinois	Slag	Skyway Cement Company	Illinois, Pennsylvania, Iowa, Ohio, Minnesota, Missouri, and Kansas	Kansas City, Missouri; Etna, Pennsylvania;

(1) Each distribution terminal listed in this table is capable of handling cement and/or slag.

(2) These facilities are being leased.

The terminal in Lexington, Kentucky was being leased under an initial term of five years, and we are currently operating the terminal on a year-to-year lease. The terminal in Mt. Vernon, Indiana is leased through fiscal 2031, and contains options that will allow the renewal of this lease for an additional twenty years. The terminal in Redwood City, California is being leased under a month-to-month lease, and the terminal in Stockton, California is leased through calendar 2035.

Cement and slag are distributed directly to our customers mostly through customer pickups, and also by common carriers from our plants or distribution terminals. We transport cement, slag, and fly ash by truck, barge, and rail to our storage and distribution terminals.

No single customer accounted for more than 10% of our Cement segment sales during fiscal 2024. We do not typically enter into long-term cement sales contracts or have a significant level of order backlog.

Raw Materials and Fuel Supplies

The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained mainly through mining and extraction operations conducted at mines and quarries that we own or lease, and that are located in close proximity to our plants. We believe the estimated recoverable limestone reserves and resources we own or lease will permit each of our plants to operate at our present production capacity for at least 25 years. We are actively seeking to upgrade our extensive high-quality resource base at existing properties to reserves, or acquire additional limestone reserves close to our plants, and believe we will be able to acquire more reserves in the future. All properties have additional resources that have potential with further engineering and evaluation to be upgraded to reserves. Other raw materials used in significantly smaller quantities than limestone are sand, clay, iron ore, and gypsum. These materials are readily available and can be obtained from reserves owned or leased by the Company, or purchased from outside suppliers.

We utilize coal, petroleum coke, natural gas, and alternative fuels to fuel our cement plants. The cost of fuel increased throughout fiscal 2024, compared with fiscal 2023, due primarily to higher costs for solid fuels, such as coal and petroleum coke. The increase included the cost of the solid fuels and delivery costs. We expect the cost of fuel to stabilize in fiscal 2025. In keeping with our commitment to sustainability and cost management, we continue to expand the use of alternative fuels at our cement facilities.

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

Environmental Matters

Our cement operations are subject to numerous federal, state, and local laws and regulations pertaining to health, safety, and the environment. Some of these laws, such as the federal Clean Air Act (CAA) and the federal Clean Water Act (CWA) (and analogous state laws) impose environmental-permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Other laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) (and analogous state laws) impose obligations to clean up or remediate spills of hazardous materials into the environment. Other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. We believe that we have obtained all the material environmental permits that are necessary to conduct our operations. We further believe that we are conducting our operations in substantial compliance with these permits. In addition, none of our manufacturing sites are listed as a CERCLA Superfund site.

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

Potential Greenhouse Gas Regulation – The potential regulation of our emission of greenhouse gases (GHGs), including carbon dioxide, could affect our cement operations because (1) the cement manufacturing process requires the combustion of large amounts of fuel to generate very high kiln temperatures; and (2) the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide. Curbing GHG emissions is a clear priority for the Biden administration, and as part of rejoining the Paris Agreement, President Biden announced that the United States would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. Further, several states have individually implemented or are presently considering measures to reduce emissions of GHGs, primarily through the planned development of GHG inventories or registries, or regional GHG cap and trade programs. It is not possible at this time to predict how any future legislation that may be enacted or final EPA regulations that may be adopted to address GHG emissions would impact our business. However, any imposition of raw materials or production limitations, fuel-use or carbon taxes (such as the EPA’s proposed Waste Emissions Charge on certain methane emissions from certain petroleum and natural gas facilities), or emission limitations or reductions could have a significant impact on the cement manufacturing industry and a material adverse effect on us and our results of operations.

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

Air Quality Standards – The EPA is engaged in an ongoing review and implementation of the national ambient air quality standards (NAAQS) for ozone. The CAA requires the EPA to review, and if necessary, revise the NAAQS every five years. In December 2020, the Trump Administration announced its decision to retain the 2015 ozone NAAQS set by the Obama Administration without change. This December 2020 final action, however, is subject to legal challenge and is currently being reviewed by the EPA.

In addition, in February 2023, the EPA published a final rule disapproving the State Implementation Plans (SIPs) for twenty-one states, which addressed each state’s obligations to eliminate significant contributions to nonattainment, or interference with maintenance, of the 2015 ozone NAAQS in other states (interstate transport requirements). States subject to a SIP Disapproval under this final action relevant to our cement operations include Illinois, Kentucky, Missouri, Nevada, Ohio, Oklahoma, and Texas.

In March 2023, the EPA finalized a proposed Federal Implementation Plan (FIP), also known as the "Good Neighbor Plan," which addresses interstate transport obligations for the twenty-one states with disapproved SIPs as well as two additional states that had not submitted any revisions for their SIPs. In January 2024, the EPA added five more states to the FIP. The FIP establishes nitrogen oxide (NOx)

emissions limitations beginning in 2026 during the ozone season for kilns used in cement and cement product manufacturing in 20 states, including all the above-listed states. The FIP went into effect on August 4, 2023, but has not been implemented in 12 of the states with disapproved SIPs due to legal challenges.

States subject to the FIP relevant to our cement operations include Illinois, Kentucky, Missouri, Nevada, Ohio, Oklahoma, and Texas. Our facilities most directly affected by the disapproval by the EPA of the SIPs and the FIP finalized in March 2023 are our cement plants located in Nevada, Oklahoma and Texas. Various legal challenges have been filed against the EPA’s disapproval of the SIPs for such states, including Nevada, Oklahoma and Texas, which stayed the implementation of the EPA’s FIP in those states. We also filed our own challenges to the disapproval of the SIPs in these three states. In each of these actions, the petitioners have challenged the failure on the part of the EPA to appropriately defer to the applicable state’s analysis and determinations regarding interstate transport obligations. An adverse outcome in these actions could require us to incur significant capital expenditures related to the installation of additional controls and additional operating costs at the affected facilities or, if the installation of controls proves impracticable, to modify or curtail our operations at such facilities, which could have a material adverse effect on their profitability. Multiple parties have filed lawsuits challenging the EPA’s disapproval of the states’ plans as well as the Good Neighbor Plan, but no court has issued a final ruling on the validity of the disapprovals or the FIP. We are unable to predict the likely outcome of the multiple legal challenges to both the state disapprovals and the Good Neighbor Plan at this time.

Further, on February 7, 2024, the EPA announced its final rule to change the NAAQS for fine particle pollution, also known as fine particulate matter (PM2.5) or soot, and related monitoring requirements, last revised in 2012. The final rule lowers the level of the primary (health-based) annual PM2.5 standard from 12 micrograms per cubic meter to 9 micrograms. The EPA retained all other existing PM standards. The final rule has been challenged by various parties and the cases have been consolidated in the United States Court of Appeals for the D.C. Circuit. The outcome of these legal challenges is unknown at this time. The anticipated impacts of the new PM NAAQS are similar to those for the ozone NAAQS, discussed above, and include a potential increase in our capital expenditures and operating expenses and make permitting more difficult.

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

In fiscal 2024, we had $4.9 million of capital expenditures related to compliance with environmental regulations applicable to our Cement operations. We anticipate spending $7.5 million during fiscal 2025.

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

Aggregate Resources and Reserves

We generally conduct Aggregate operations near our concrete facilities. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company. Mining at all of our quarries is done by company personnel.

Mineral resources and reserves for our aggregate plants consist of both sand and gravel, as well as limestone, and are defined similarly to how these reserves are defined for our Cement business. See the Limestone Resources and Reserves section in the Cement segment discussion for a more detailed description of how we define mineral resources and reserves.

As of March 31, 2024, we had 102.0 million tons of proven and probable aggregate reserves. Approximately 35% of our reserves are owned, with the rest covered under leases expiring between 2040 and 2060. We do not consider any of our individual quarries to be material for disclosure purposes. All of our individual locations, with the exception of the Kansas City area, have at least 25 years of reserves.

Our total measured and indicated aggregates resources were 139.6 million tons at March 31, 2024, compared with 145.3 million tons at March 31, 2023. Our total proven and probable reserves were 102.0 million tons at March 31, 2024, compared with 116.7 million tons at March 31, 2023. The decrease in reserves and resources was due to depletion during fiscal 2024, as well as the expiration of a lease in Northern Nevada that reduced reserves by approximately 15.1 tons.

The following table sets forth certain information regarding our aggregates facilities as well as aggregates resources, exclusive of aggregates reserves, at March 31, 2024:

			Aggregates Resources (1)
			(tons in thousands)
Location	Types of Aggregates	Estimated Annual Production Capacity (Thousand tons)	Measured	Indicated	Total Measured & Indicated	Inferred
Central Texas	Limestone and Gravel	2,500	—	—	—	74,700
Kansas City Area (2)	Limestone	—	—	—	—	25,000
Northern Colorado	Sand and Gravel	1,700	21,500	7,135	28,635	7,000
Northern Kentucky	Limestone	1,000	5,440	58,410	63,850	140,820
Northern Nevada	Sand and Gravel	850	28,500	18,600	47,100	16,300
		6,050	55,440	84,145	139,585	263,820

(1) Aggregates resources are reported on an in situ basis.

(2) The Company currently is not operating its aggregate facility in the Kansas City area.

The following table sets forth certain information regarding our aggregates reserves at March 31, 2024:

	Aggregates Reserves (1)
	(tons in thousands)
Location	Proven	Probable	Total Proven & Probable
Central Texas	57,680	—	57,680
Kansas City Area (2)	—	—	—
Northern Colorado	200	11,635	11,835
Northern Nevada	21,930	10,570	32,500
	79,810	22,205	102,015

(1) Aggregates reserves are reported on saleable product basis.

(2) The Company is currently not operating its aggregate facility in the Kansas City area.

Below is a summary of the annual production volumes from our aggregates quarries:

	Tons Mined
	(tons in thousands)
Location	2024	2023	2022
Central Texas	1,885	1,935	1,815
Kansas City Area (1)	—	—	—
Northern Colorado	1,685	460	—
Northern Kentucky	900	—	—
Northern Nevada	800	760	700
	5,270	3,155	2,515

(1) The Company currently is not operating its aggregate facility in the Kansas City area.

The internal controls over our resource and reserve estimates have been compiled in a manner similar to those in our Cement business. See the Internal Controls section in the Cement segment discussion for a more detailed description of our internal controls over resource and reserve estimation.

Our total net Aggregates sales (excluding intercompany tons sold) were 4.1 million tons in fiscal 2024 and 2.9 million tons in fiscal 2023. Total Aggregates production was 5.3 million tons in fiscal 2024 and 4.0 million tons in fiscal 2023. The increase in Aggregates sales and production in fiscal 2024, compared with fiscal 2023, was due to the addition of the Northern Kentucky mine in fiscal 2024. A portion of our total Aggregates production is used internally by our readymix Concrete operations in Texas, northern Colorado, and northern Nevada and by our Cement operations in Northern Kentucky.

Concrete Plants

We produce and distribute readymix concrete from company-owned sites in Central Texas; the greater Kansas City area; northern Colorado; and northern Nevada. The following table sets forth information regarding these operations as of March 31, 2024:

Location	Number of Plants
Central Texas	9
Kansas City Area	9
Northern Colorado	4
Northern Nevada	8
Total	30

Demand, Sales, and Distribution

Demand for readymix concrete and aggregates largely depends on local levels of construction activity. Construction activity is also subject to weather conditions, the availability of financing at reasonable rates, and overall fluctuations in local economies, and therefore tends to be cyclical. We sell readymix concrete to numerous contractors and other customers in each plant’s marketing area. Our batch plants in Central Texas, the greater Kansas City area, northern Colorado, and northern Nevada are strategically located to serve each marketing area. Concrete is delivered from the batch plants primarily by company-owned trucks. We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are delivered from our plants by common carriers and customer pickup. No single customer accounted for more than 10% of fiscal 2024 segment revenue.

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

Raw Materials

We obtain cement and aggregates for our Concrete businesses from primarily related companies, as outlined below:

	Percentage of Internally Supplied
Location	Cement	Aggregates
Central Texas	40%	65%
Kansas City Area	100%	—
Northern Colorado	100%	100%
Northern Nevada	100%	95%

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

Cost of materials and diesel fuel are the two biggest expense items for readymix concrete, and they increased by 19% and 11%, respectively, in fiscal 2024 compared with fiscal 2023. We anticipate these costs will continue to increase in fiscal 2025.

Environmental Matters

The concrete and aggregates industry is subject to environmental regulations similar to those governing our Cement operations, which are included in the Environmental Matters section in the Cement segment discussion.

We did not have any capital expenditures related to compliance with environmental regulations applicable to our Concrete and Aggregates operations in fiscal 2024, and we do not anticipate any material spending related to compliance with environmental regulations during fiscal 2025.

Light Materials

Our Light Materials sector comprises the Gypsum Wallboard segment, which produces gypsum wallboard used in residential and commercial construction and repair and remodel activities, and the Recycled Paperboard segment, which produces paper primarily used in the manufacture of gypsum wallboard. Operations in this sector are concentrated in the Sun Belt of the United States, which we define as the lower half of the United States, but not California. Population in the Sun Belt is projected to grow approximately 17% between 2020 and 2050, according to the latest update in February 2024 by Moody’s Analytics. Population growth is a key long-term driver of demand for gypsum wallboard and recycled paperboard.

Gypsum Wallboard

Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial, and industrial structures. Our gypsum wallboard products are marketed under the name American Gypsum.

The gypsum wallboard manufacturing process involves four main steps, as shown in the graphic below:

Gypsum Wallboard Plants, Resources, and Reserves

We own and operate five gypsum wallboard plants, outlined in the table below. We anticipate running all our facilities at the level required to meet customer demand, up to maximum capacity. Our gypsum wallboard is distributed in the geographic markets nearest to our production facilities.

Four of our five gypsum wallboard plants are supplied with gypsum from our nearby gypsum quarries, while our wallboard plant in South Carolina is supplied with synthetic gypsum under a long-term supply contract with a third party. We have adequate access to all of our quarries. Mining at all of our quarries is done by company personnel.

Mineral resources and mineral reserves for our Gypsum Wallboard business are defined similarly to how they are defined for our Cement business. See the Limestone Resources and Reserves section in the Cement segment discussion for a more detailed description of how we define mineral resources and reserves.

As of March 31, 2024, we had 66.6 million tons of proven and probable gypsum reserves, and 151.9 million tons of measured and indicated gypsum resources, exclusive of gypsum reserves. Approximately 45% of our reserves are owned, with the rest leased. We do not consider any of our individual quarries to be material for disclosure purposes. We obtained technical reports from a third-party QP for each of our locations during fiscal 2022 except Gypsum, Colorado, which was as of March 31, 2023. The other locations were not updated during fiscal years 2023 and 2024, because we did not add any new properties, or do any additional exploration on sites during those fiscal years. Additionally, the change in selling price did not materially increase, which further supports no material change on the estimated resource and reserve amounts calculated in fiscal 2022. The total reserves for fiscal 2024 for all locations were calculated by taking the amount of reserves from the latest technical report for each location, and adjusting them for tons mined since the date of the technical report. The technical reports obtained in fiscal 2022 (fiscal 2023 for Gypsum, Colorado) were prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K.

Our total measured and indicated gypsum resources were 151.9 million tons at both March 31, 2024, and March 31, 2023. Our total proven and probable reserves were 66.6 million tons at March 31, 2024, compared with 68.5 million tons at March 31, 2023. The 3% decrease in proven and probable reserves was due to gypsum mined during fiscal 2024.

The following table sets forth certain information regarding our gypsum wallboard plants and gypsum resources, exclusive of gypsum reserves, at March 31, 2024:

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

The following table sets forth our gypsum reserves at March 31, 2024:

	Gypsum Reserves (1) (2)
	(tons in thousands)
Location	Proven	Probable	Total Proven & Probable
Albuquerque, New Mexico	19,320	3,650	22,970
Bernalillo, New Mexico (3)	n/a	n/a	n/a
Gypsum, Colorado	17,085	2,300	19,385
Duke, Oklahoma	5,890	18,350	24,240
Georgetown, South Carolina (4)	n/a	n/a	n/a
Total	42,295	24,300	66,595

(1) Gypsum reserves are shown on a recoverable basis.

(2) The economic viability of our reserves were determined using average gypsum prices ranging from $13.50 to $16.50 per ton, depending on location and market.

(3) The same reserves serve both New Mexico plants.

(4) In 2006, we signed a 60-year supply agreement for synthetic gypsum with Santee Cooper that expires in 2068.

Below is a summary of the annual production volumes from our gypsum quarries:

	Tons Mined Reserves
	(tons in thousands)
Location	2024	2023	2022
Albuquerque, New Mexico	560	470	444
Bernalillo, New Mexico (1)	n/a	n/a	n/a
Gypsum, Colorado	615	595	496
Duke, Oklahoma	740	850	607
Total	1,915	1,915	1,547

(1) The same reserves serve both New Mexico plants.

The internal controls over our gypsum resource and reserve estimates are similar to those in our Cement business. See the Internal Controls section in the Cement segment discussion for a more detailed description of our internal controls over resource and reserve estimation.

Our Gypsum Wallboard production totaled 3,030 MMSF in fiscal 2024 and 3,123 MMSF in fiscal 2023. Total Gypsum Wallboard sales were 2,965 MMSF in fiscal 2024 and 3,065 MMSF in fiscal 2023.

Demand, Sales, and Distribution

The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodel activities, (iii) nonresidential construction, and (iv) other markets such as manufactured housing. According to the Gypsum Association, industry shipments of gypsum wallboard declined 1% to 27.9 billion square feet in calendar 2023. We estimate that residential construction and repair and remodel accounted for more than 80% of calendar 2023 industry sales.

Demand for gypsum wallboard closely follows construction industry cycles, particularly housing construction. Demand for wallboard can be seasonal and is generally highest from spring through the middle of autumn.

We sell gypsum wallboard to numerous building-materials dealers, gypsum wallboard specialty distributors, lumber yards, home-center chains, and other customers located throughout the United States, with the exception of the Northeast. Gypsum wallboard is sold on a delivered basis, mostly by truck. We generally use third-party common carriers for deliveries. Four customers collectively accounted for approximately 60% of our Gypsum Wallboard segment sales during fiscal 2024.

Although gypsum wallboard is distributed principally in local areas, certain industry producers (including the Company) have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to regions where demand is strong. Our rail distribution capabilities permit us to service customers in markets on both the east and west coasts, except for the Northeast. Less than 5% of our Wallboard volume sold during fiscal 2024 was delivered via rail.

There are currently six manufacturers of gypsum wallboard in the U.S., operating a total of 60 plants with a total of 67 lines, per the Gypsum Association. We estimate that the four largest producers ‒ Knauf, National Gypsum Company, CertainTeed, and Koch Industries ‒ account for approximately 85% of gypsum wallboard sales in the U.S. Total wallboard-rated production capacity in the United States is currently estimated by the Gypsum Association at approximately 32.3 billion square feet per year.

Raw Materials and Fuel Supplies

We mine and extract natural gypsum, the principal raw material used in the manufacture of gypsum wallboard, from quarries owned, leased, or subject to mining claims owned by the Company and located near our plants. Our New Mexico reserves are under lease with the Pueblo of Zia. Gypsum ore reserves at the Gypsum, Colorado plant are contained within a total of 115 placer claims encompassing 2,300 acres. Included in this are 94 unpatented mining claims, where mineral rights can be developed upon completion of permitting requirements. We entered into a long-term agreement in 2005 with a public utility in South Carolina for synthetic gypsum, which we use at our Georgetown, South Carolina plant. This agreement has an initial term through December 2029 and we have two 20-year extension options that would extend the term through December 2069 should we elect to exercise both of our extension options. If the utility is unable to generate the agreed-upon amount of gypsum, it is responsible for providing gypsum from a third party to fulfill its obligations.

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

Our gypsum wallboard manufacturing operations use natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by three gas producers under gas-supply agreements expiring in October 2024 for Colorado and South Carolina, and October 2025 for Oklahoma. If the agreements are not renewed, we anticipate being able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. For our Albuquerque plant, we have an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for our Gypsum, Colorado facility is generated at the facility by a cogeneration power plant that we own and operate. Currently, the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Natural gas costs represented approximately 8% of our production costs in fiscal 2024.

Environmental Matters

The gypsum wallboard industry is subject to numerous federal, state, and local laws and regulations pertaining to health, safety, and the environment. Some of these laws, such as the federal CAA and the federal CWA and analogous state laws, impose environmental permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Some laws, such as CERCLA and analogous state laws, impose obligations to clean up or remediate spills of hazardous materials into the environment. Other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. None of our Gypsum Wallboard operations is the subject of any pending local, state, or federal environmental proceedings. We do not, and have not, used asbestos in any of our gypsum wallboard products.

We use synthetic gypsum in wallboard manufactured at our Georgetown, South Carolina plant. On April 17, 2015, the EPA published its final rule addressing the storage, reuse, and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (synthetic gypsum). The rule, which applies only to electric utilities and independent power producers, establishes standards for the management of coal combustion residuals (CCRs) under Subtitle D of the RCRA, which is the Subtitle that regulates non-hazardous wastes. The rule imposes requirements addressing CCR surface impoundments and landfills, including location restrictions, design, and operating specifications; groundwater monitoring requirements; corrective action requirements; recordkeeping and reporting obligations; and closure requirements. Beneficial encapsulated uses of CCRs, including synthetic gypsum, are exempt from regulation. The rule became effective on October 19, 2015. Given the EPA’s decision to continue to allow CCR to be used in synthetic gypsum and to regulate CCR under the non-hazardous waste sections of RCRA, we do not expect the rule to materially affect our business, financial condition, and results of operations. The EPA proposed revisions to the final CCR rule in 2018, 2019, 2020 and 2023, none of which sought to overturn the management of CCR as non-hazardous waste or the regulatory exemption for beneficial encapsulated use of CCR. Accordingly, we do not believe that these proposed revisions are likely to have material effects on our business, financial condition, and results of operations.

As discussed in greater detail in the “Environmental Matters” section for Cement, the EPA in October 2015 strengthened the NAAQS for ozone, which lowered the primary and secondary standards from 75 parts per billion (ppb) to 70 ppb, and on February 7, 2024 the EPA announced its final rule to change the NAAQS for fine particle pollution, also known as fine particulate matter (PM2.5) or soot, and related monitoring requirements. Either of these regulations could have a material impact on our gypsum wallboard business, if areas in or surrounding our operations obtain nonattainment designations, or if the EPA chooses to revise and lower the current ozone NAAQS.

Our gypsum wallboard manufacturing process combusts natural gas. It is possible that GHG emissions from our manufacturing could become subject to regulation under the CAA as the EPA begins issuing new regulations to achieve President Biden’s GHG emission reduction goals. For a more detailed discussion of this issue, see the “Environmental Matters” section of our Cement business description on pages 13-15.

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

There were no capital expenditures related to compliance with environmental regulations applicable to our Gypsum Wallboard operations during fiscal 2024. We anticipate spending $1.3 million during fiscal 2025.

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

Demand, Sales, and Distribution

Our manufactured recycled paperboard products are sold to gypsum wallboard manufacturers and other industrial users. During fiscal 2024, approximately 45% of the recycled paperboard sold by our paper mill was consumed by the Company’s Gypsum Wallboard manufacturing operations. We have contracts with two other gypsum wallboard manufacturers that expire in the next two to three years. They represent approximately 50% of our total segment revenue, with most of the remaining volume shipped to other gypsum wallboard manufacturers. The loss of any of these contracts or the termination or reduction of their current production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

Raw Materials and Fuel Supplies

The principal raw materials in recycled paperboard are recycled paper fiber (recovered wastepaper), water, and specialty paper chemicals. The largest wastepaper source used by the operation is old corrugated containers (known as OCC). A blend of high grades (white paper grades consisting of both printed and unprinted papers such as news blank, manifold white ledger, and other paper grades) is used in the gypsum liner facing paper, white top linerboard, and white bag liner grades.

We believe that an adequate supply of recycled paper fiber will continue to be available from sources located in reasonable proximity to the paper mill. Although we have the capability to receive rail shipments, the vast majority of the recycled fiber purchased is delivered via truck. Prices are subject to market fluctuations based on generation of material (supply), demand, and the presence of the export market. Fiber pricing, on average, was lower in fiscal 2024 than in fiscal 2023; however, fiber pricing increased during the second half of fiscal 2024, compared with the first half of the year. Fiber prices are subject to change upon short notice due to factors outside of our control. Current gypsum liner customer contracts include price escalators that partially offset and compensate for changes in raw material fiber prices. The chemicals used in the paper-making operation, including size, retention aids, biocides, and sheet strength additives, are available from several manufacturers at competitive prices.

The production of recycled paperboard involves the use of a large volume of water. We have an agreement with the City of Lawton municipal services to supply water to our manufacturing facility which expires in January 2025. We are currently negotiating a new contract and will see an increase in water rates upon the expiration of the current contract. Electricity, natural gas, and other utilities are available to us at either contracted rates or standard industrial rates in adequate supplies. These utilities are subject to standard industrial curtailment provisions.

Paperboard operations are generally large consumers of energy, mostly natural gas and electricity. Electricity is supplied to the paper mill by Public Service of Oklahoma (PSO), and they have requested an increase in rates for fiscal 2025. Oklahoma is a regulated state for electricity services, and all rate change requests must be presented to the Oklahoma Corporation Commission for review and approval before implementation. At this time, we are unable to estimate how much of the increase will be granted by the Oklahoma Corporation Commission. This power company has been moving its fuel source dependency to natural gas, and investing in wind energy, which could affect our electricity rates in future years. Natural gas costs in fiscal 2024 were lower than those in fiscal 2023, and they are subject to change upon short notice and due to factors beyond our control. We use forward purchase contracts to manage our exposure to future price changes.

Environmental Matters

There were $7.7 million of capital expenditures related to compliance with environmental regulations applicable to our Recycled Paperboard operations during fiscal 2024. We anticipate spending $11.9 million on a water treatment project during fiscal 2025.

Where You Can Find More Information

We publish our annual reports on Form 10-K and Form DEF 14A, Annual Proxy Statement; our quarterly reports on Form 10-Q; and current reports on Form 8-K. These reports, along with all amendments to them, are available free of charge through the Investor Relations page of our website, eaglematerials.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (SEC).

The Company also has a Code of Ethics, Human Rights Policy, Code of Vendor Conduct, and Occupational Health and Safety Policy, which can be accessed on our website, as well. Additionally, our Corporate Governance Guidelines and Stock Ownership Guidelines, as well as the charters for the Audit; Compensation; and Corporate Governance, Nominating and Sustainability Committees of the Board are also available on our website. All of these Corporate Governance and Board Committee Charter documents are available at ir.eaglematerials.com/corporate-governance. Our Sustainability Report is available at eaglematerials.com.

These references to our website are intended solely to inform investors where they may obtain additional information; the materials and other information presented on our website are not incorporated in and should not otherwise be considered part of this Report. Additionally, investors may obtain information by contacting our Investor Relations department directly at (214) 432-2000 or by writing to Eagle Materials Inc., Investor Relations, 5960 Berkshire Lane, Suite 900, Dallas, Texas 75225.

ITEM 1A. Risk Factors

The foregoing discussion of our business and operations should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject, many of which are outside of our control. These risks and uncertainties have affected, or may in the future affect, our business, operations, financial condition and results of operations in a material and adverse manner.

INDUSTRY RISK FACTORS

We are affected by the level of demand in the construction industry.

Demand for our construction products and building materials is directly related to the level of activity in the construction industry, which includes residential, commercial and infrastructure construction. Our products are used in a variety of public infrastructure projects that are funded and financed by federal, state and local governments, including public construction projects to build, expand and repair roads and highways. Our products are also essential to commercial and residential construction.

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

The strength of the construction industry is also substantially affected by macroeconomic and other factors beyond our control. For example, the recent rises in inflation and interest rates have negatively impacted the construction industry by, among other things, increasing material costs and decreasing demand for some construction products. While we cannot predict the extent to which inflation or rising interest rates will continue or increase, any further increases could result in a reduction in residential or commercial activity, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, demand for our products sold to the residential and commercial construction industries could decline if our customers cannot obtain funding for construction projects or if the costs of obtaining such funding increase, or due to other market factors such as labor shortages and supply chain issues.

Our business is seasonal in nature, and this causes our quarterly results to vary significantly.

A majority of our business is seasonal with peak revenue and profits occurring primarily in the months of April through November when the weather in our markets tends to be more favorable for construction activity. Quarterly results have varied significantly in the past and are likely to vary significantly in the future. Such variations could have a negative impact on our results of operations and the price of our common stock.

We are subject to the risk of unfavorable weather conditions, as well as other unexpected operational difficulties, and the effect of these conditions and difficulties can be more pronounced during peak construction periods.

Unfavorable weather conditions, such as snow, cold weather, tornadoes, hurricanes, tropical storms, and heavy or sustained rainfall or flooding, can reduce construction activity and adversely affect demand for construction products. In addition, severe weather conditions can impair our ability to continue our operations, and even require the closure of certain of our facilities on a temporary or extended basis. Weather conditions also have the potential to increase our costs (including the cost of natural gas and electric power), reduce our production, or impede our ability to transport our products in an efficient and cost-effective manner.

Similarly, operational difficulties, such as those resulting from required maintenance, capital improvement projects, or loss of power, can interrupt our business activities, increase our costs and reduce our production.

The effect of these risks is more pronounced during peak construction periods, such as the months of April through November, during which any reduction in demand or production could have a disproportionately large effect on our sales and operating profits.

We and our customers participate in cyclical industries and regional markets, which are subject to industry downturns.

A majority of our revenue is from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. For example, many of our customers operate in the construction industry, which is affected by a variety of factors, such as general economic conditions, the availability of credit, changes in interest rates, demographic and population shifts, levels of infrastructure spending, consumer confidence, demands, and preferences and other factors beyond our control. In addition, since our operations are in a variety of geographic markets, our businesses are subject to differing economic conditions in each such geographic market. Economic downturns in the industries to which we sell our products or localized downturns in the regions where we have operations generally have an adverse effect on demand for our products and negatively affect the collectability of our receivables. In general, any downturns in these industries or regions could have a material adverse effect on our business, financial condition, and results of operations.

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

Our businesses operate in highly competitive industries, and we face many competitors, some of which have more resources than our company.

Our businesses have many domestic and international competitors, some of which are bigger and have more resources than we do. Our results of operations in a particular market are affected by the number of competitors in a market, the production capacity that such market can accommodate, the pricing practices of other competitors and the entry of new competitors in a market. We also face competition for some of our products from alternative products, new product technologies, modified production and distribution processes and alternative business models. For example, in the case of alternative products and new product technologies, efforts are underway by our existing competitors and new entrants to, among other things, increase the usage of cement substitutes (including silicate minerals and calcinated clay) in the production of cement. Our Concrete and Aggregates segment competes with recycled concrete products that can be used in certain applications instead of new products and our cement operations compete with international competitors who import products into the United States from jurisdictions with lower production and regulatory costs. In general, we operate in a competitive market and any significant increase in competition or unfavorable change in competitive circumstances could lead to lower prices or lower sales volumes, which could adversely affect our business, financial condition or results of operations.

ECONOMIC, POLITICAL, AND LEGAL RISK FACTORS

A pandemic, epidemic, or other public health emergency, or governmental measures in reaction thereto, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies. For example, the outbreak of the COVID-19 pandemic disrupted global trade, commerce, financial and credit markets, and daily life throughout the world. The pandemic resulted in governments in the United States and elsewhere in the world implementing or reimplementing strict measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. Any future public health emergency could negatively impact our business in a number of ways, including the health of our employees and employee productivity, the availability and pricing of fuel and raw materials, our ability to fulfill customer contracts, and the availability of our transportation and distribution networks. For example, if one or more of our facilities become subject to closure in connection with a public health emergency, our business as a whole could be materially affected.

In general, the impact of a pandemic, epidemic or other public health emergency could have a material adverse effect on our business, results of operations, financial condition or cash flows. The negative impact of a pandemic, epidemic or other public health emergency could also impact our customers in similar ways, causing customers to postpone projects, cancel or delay orders, curtail operations or file for bankruptcy protection. The extent to which a pandemic, epidemic, or other public health emergency could impact our business will depend on numerous factors that we are not able to accurately predict.

Our and our customers’ operations are subject to extensive governmental regulation, including environmental, health, and safety laws, which can be costly and burdensome.

Our operations and those of our customers are subject to and affected by federal, state, and local laws and regulations with respect to a wide range of matters, including land usage, street and highway usage, noise level, as well as environmental, health and safety matters. In many instances, various certificates, permits, or licenses are required in order for us or our customers to conduct business or carry out construction and related operations. Although we believe that we are in compliance in all material respects with applicable regulatory requirements, there can be no assurance that we will not incur material costs or liabilities in seeking to comply with existing or new laws or regulations, or that demand for our products will not be adversely affected by regulatory issues affecting our customers.

Certain of our waste-burning cement kilns are subject to the CISWI Rule, which is discussed above in “Environmental Matters” in the Cement section. In addition, some of the states in which we operate contain at least one “area” that was designated as being in nonattainment for the 2015 ozone NAAQS or had adopted a SIP to address their interstate transportation obligations, which was disapproved by the EPA, and is or will be subject to a FIP finalized by the EPA imposing stricter standards and more burdensome obligations. We may be required to meet new control requirements in our facilities in these states requiring significant capital expenditures for compliance and may incur additional operating costs or need to modify or curtail the nature and scope of our operations at such facilities to meet our regulatory obligations. Further, in February 2024, the EPA announced its final rule lowering the primary (health-based) standard for fine particle matter, which may have a similar impact on us. For further information regarding these matters, please refer to Item 1. Business - Industry Segment Information. We have incurred, and in the future expect to incur, significant capital and operating expenditures to comply with such laws and regulations. The cost of complying with such laws and regulations could significantly affect our businesses.

Manufacturing and construction sites are inherently dangerous workplaces. Our manufacturing sites often put our employees and others in proximity to kilns and other large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes and exposes them to other potential safety hazards. We endeavor to maintain a safe work environment at all our facilities and take steps to ensure the health and safety of our workforce. There can be no assurance, however, that these measures will be successful in preventing injuries or violations of health and safety laws and regulations. Any failure to maintain safe work sites or violations of applicable health and safety standards and laws could have a material adverse effect on our business.

In addition to the existing regulatory risks we face, future developments, such as the discovery of new facts or conditions, the enactment or adoption of new or stricter laws or regulations, or stricter interpretations of existing laws or regulations, may impose new liabilities on us, require additional investment by us, or prevent us from opening, expanding, or modifying plants or facilities, any of which could have a material adverse effect on our business, financial condition or results of operations.

Climate change and climate change legislation or regulations may adversely affect our business, including potential physical and financial impacts.

The effects of climate change and legislation and regulation concerning GHGs could have a material adverse effect on our financial condition, results of operations, and liquidity. A number of governmental bodies have finalized, proposed, or are contemplating legislative and regulatory changes in response to the potential effects of climate change. Such legislation or regulation has and potentially could include provisions for a “cap and trade” system of allowances and credits or a carbon tax, among other provisions. Any future laws or regulations addressing GHG emissions would likely have a negative impact on our business or results of operations, whether through the imposition of raw material or production limitations, fuel-use, or carbon taxes, emission limitations or reductions, or otherwise. Notably, curbing GHG emissions and tackling climate change is a clear priority for President Biden’s administration.

Any additional regulatory restrictions on emissions of GHGs imposed by the EPA will likely impact our cement plants and wallboard plants, each of which currently file annual reports of GHG emissions as required by the EPA’s Greenhouse Gas Reporting Program rule. However, at the present time it is not possible to estimate the cost of any such future requirements. In addition, we may not be able to recover any increased operating costs, taxes or capital investments relating to GHG emission limitations at those plants from our customers while still maintaining pricing that is competitive in the relevant markets.

The effects of future climate change legislation and regulation concerning GHGs are highly uncertain and difficult to estimate. However, because a chemical reaction inherent to the manufacture of portland cement releases carbon dioxide, a GHG, cement kiln operations may be disproportionately affected by future regulation of GHGs. Our cement plants, like those of other cement operators, require combustion of significant amounts of fuel to generate high kiln temperatures and create carbon dioxide as a product of the calcination process, which is an unavoidable step in making cement clinker. Accordingly, we continue to closely monitor GHG regulations and legislation for potential impact on our Cement business. There is also a potential for climate change legislation and regulation to adversely affect the cost of purchased energy and electricity.

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

We may communicate certain initiatives and goals regarding GHGs and related matters in our SEC filings or in other public disclosures. On March 6, 2024, the SEC adopted new rules regarding climate-related disclosures. While currently being challenged in legal proceedings, these rules would require public companies to make a wide range of climate-related disclosures. Our initiatives and goals regarding GHGs and the related disclosure requirements, together with the associated controls and procedures that we will need to implement, may be difficult and expensive and we could be criticized for the scope, accuracy, adequacy or completeness of the disclosure we provide. Further, to the extent we elect to make statements about our GHG-related initiatives and goals, and progress towards these goals, these statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our GHG-related data, processes and reporting are inaccurate or incomplete, or if we fail to achieve progress with respect to these goals or initiatives on a timely basis or at all, we could be subject to liability for inaccurate, incomplete, or misleading statements, and our operations and financial performance could be adversely affected.

Increasing regulatory, stakeholder, and societal environmental, social, governance, and other sustainability (ESG) matters and our response to these matters could negatively affect our business.

We are subject to increasing governmental, stakeholder, and societal attention to ESG matters, including, climate change, air emissions, waste management, water management, community engagement, human rights, labor, health and safety, and information disclosure. Such attention may alter the environment in which we do business and may increase the ongoing costs of compliance, assessment, and reporting and adversely impact our financial condition, results of operations, and liquidity. We communicate certain initiatives and goals, regarding ESG-related matters in our SEC filings or in other public disclosures. Statements about our ESG-related initiatives and goals, and progress against these goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Non-compliance with, or a failure to address, the regulatory, stakeholder, and societal expectations and accompanying emerging ESG regulation and policy requirements (and related interpretations) may result in potential cost increases, fines, penalties, production restrictions, brand or reputational damage, loss of customers, failure to retain and attract talent, and investor activism.

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

Although we maintain insurance coverage against various risk, this coverage may not be adequate or protect us against the relevant risks.

We maintain insurance coverage in amounts and against insurable risks that we believe are consistent with industry practice, but this insurance may not be adequate to cover all losses or liabilities we may incur in our operations. Our insurance policies are subject to a number or exclusions and varying levels of deductibles and coverage limits. In general, liabilities subject to insurance are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety programs. If we were to experience insurance claims or costs above our estimates, our financial condition, results of operations and liquidity could be materially and adversely affected.

RISK FACTORS RELATED TO OUR GOVERNING DOCUMENTS

Certain provisions in our restated certificate of incorporation and bylaws may prevent or delay an acquisition of our company, which could decrease the trading price of the common stock.

Our certificate of incorporation and bylaws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover. For example, under our certificate of incorporation, our Board are divided into three classes based on their term of office, with directors in each class holding office for staggered three-year terms. In addition, our certificate of incorporation or bylaws prohibit stockholder action by written consent, limit the ability of our stockholders to call special meetings, establish advance notice procedures for stockholder proposals and nominations for election of directors and allow our Board to issue blank check preferred stock with voting or conversion rights without stockholder approval. In general, we believe that these provisions will help protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board determines is not in the best interests of our company and its stockholders.

Our bylaws include a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any internal corporate claims within the meaning of the Delaware General Corporation Law (DGCL), (ii) any derivative action or proceeding brought on our behalf, (iii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees to us or to our stockholders, (iv) any action asserting a claim arising pursuant to any provision of the DGCL, or (v) any action asserting a claim governed by the internal affairs doctrine, will be a state or federal court located within the State of Delaware in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. In addition, our bylaws provide that, unless we consent in writing to selection of an alternative forum, the sole and exclusive forum for any action asserting a claim arising under the Securities Act of 1933, as amended (the Securities Act), will be a federal district court. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in our bylaws may limit our stockholders’ ability to pursue claims in a judicial forum of their choosing for disputes with us or our directors, officers, or employees. It is also possible that, notwithstanding the forum selection clause included in our bylaws, a court could rule in specific circumstances that such a provision is inapplicable or unenforceable, which could require that we defend claims in other forums.

CYBER RISK FACTORS

We are dependent on information technology. A disruption, cyber-attack or data security breach affecting our information technology systems may negatively affect our businesses, financial condition, and operating results.

Our operations rely on information technology systems and the secure processing, storage, and transmission of confidential, sensitive, proprietary, and other types of information relating to our business operations. We also rely on confidential and sensitive information about our customers and employees, which is maintained both in our computer systems and networks, and in the computer systems and networks of our third-party vendors. Any significant breakdown, invasion, destruction, outage, disruption or interruption of our systems could negatively affect operations. Cyber threats are rapidly evolving as data thieves and hackers have become increasingly sophisticated and carry out direct large-scale, complex automated attacks against a company or through vendor software supply chain compromises. We are not able to anticipate or prevent all such breakdowns, invasions, destructions, outages, disruptions, interruptions, and attacks and could be held liable for any resulting material security breach or data loss. Additionally, it is not always possible to foresee or prevent internal issues, such as human error, or malicious acts or misconduct by employees or third-party vendors. There are also significant risks related to the use of remote networking services and technologies that enable remote work.

Any breaches of our technology systems, or those of our vendors and customers, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in our or such vendors’ and customers’ websites, applications, data processing and certain products and services, or disruption of other business operations. Furthermore, any such breaches could compromise the confidentiality and integrity of material information held by us (including information about our business, employees, or customers), as well as sensitive personally identifiable information, the disclosure of which could lead to identity theft. Any measures that we take to avoid, detect, mitigate or recover from material incidents, may be insufficient, circumvented, or may become ineffective.

We have invested and continue to invest in risk management and information security and data privacy measures in order to protect our systems and data, including employee training, organizational investments, incident response plans, tabletop exercises and technical defenses. The cost and operational consequences of implementing, maintaining, and enhancing further data or system safeguards could increase significantly to keep pace with increasingly frequent, complex, and sophisticated global cyber threats. Although we believe we have taken adequate measures to protect against data breaches and system disruptions, we are not able to anticipate or prevent all such risks. Any material breaches of cybersecurity, including the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data, or media reports of perceived security vulnerabilities to our systems, products, and services or those of our third parties could cause us to experience reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard our customers’ information, or financial losses that are either not insured against or not fully covered through any insurance maintained by us. The report, rumor, or assumption regarding a potential breach may have similar results, even if no breach has been attempted or occurred. Any of the foregoing may have a material adverse effect on our business, operating results, and financial condition. In addition, laws and regulations governing cybersecurity, data privacy and protection, and the unauthorized disclosure of confidential or protected information pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.

FINANCIAL AND OPERATIONAL RISK FACTORS

Our Cement business is capital-intensive, resulting in significant fixed and semi-fixed costs. Therefore, our earnings are sensitive to changes in volume.

Due to the high levels of fixed capital required to produce cement, the ability of our Cement segment to remain profitable is dependent on achieving and maintaining strong volumes of cement production and sales. Any decreases in volume could have an adverse effect on our financial condition and results of operations. In addition, our cement plants require significant capital expenditures to support the maintenance, growth, and expansion of our business. We believe that our current cash balance, along with our projected internal cash flows and our available financing resources will provide sufficient cash to support our currently anticipated operating and capital needs. However, if we are unable to generate sufficient cash to purchase and maintain the property and machinery necessary to operate our Cement business, we may be required to reduce or delay planned capital expenditures or incur additional debt.

Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our business and results of operations.

Any material nonpayment or nonperformance by any of our key customers could have a material adverse effect on our revenue and cash flows. Although our contracts with our customers provide for certain remedies in the event a customer fails to purchase the minimum contracted amount of product in a given period, we may be unable to enforce payment or performance obligations in a timely manner or at all or recover the entire amount we anticipated receiving under such contract. If we were to pursue legal remedies against a customer that failed to purchase the minimum contracted amount of product under a fixed-volume contract or failed to satisfy the take-or-pay commitment under a take-or-pay contract, we may receive significantly less in a judgment or settlement of any claimed breach than we would have received had the customer fully performed under the contract. In the event of any customer’s breach, we may also choose to renegotiate any disputed contract on less favorable terms (including with respect to price and volume) to allow us to preserve the relationship with that customer.

Consolidation of our customers could adversely affect our results of operations.

Over the past few years, many of our customers have undergone consolidation due to being acquired by, or acquiring, another company with similar operations. Consolidation of our customers could result in the loss of a customer or a portion of their business, in addition to an increased reliance on certain key customers. Future consolidation of our customers and their increased purchasing power could result in our customers seeking more favorable terms, including pricing, which may limit our ability to maintain pricing or raise pricing in the future. Any future consolidation of our customers could negatively impact our operating margin, results of operations, and cash flow.

Volatility and disruption of financial markets could affect access to credit.

Instability in the global economy or negative conditions in the credit markets that limit or impair our access to credit may adversely affect our business. In general, we often rely upon banks and, in some cases, the capital markets to fund our growth strategy. Any downgrades in our credit ratings may make raising capital more difficult, increase the cost and affect the terms of future borrowings and limit our ability to take advantage of potential business opportunities. If we are unable to secure financing on acceptable terms, our other sources of funds, including available cash and cash flow from operations, may not be adequate to fund our operations and contractual commitments and refinance existing debt.

We are also exposed to risks associated with the creditworthiness of our customers and suppliers. A number of our customers or suppliers have been and may continue to be adversely affected by unsettled conditions in capital and credit markets, which in some cases have made it more difficult or costly for them to finance their business operations. These unsettled conditions have the potential to reduce the sources of liquidity for the Company, and our customers and our suppliers, which could negatively impact our business.

Our results of operations are subject to significant changes in the cost and availability of fuel, energy, and other raw materials.

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

In the past, we have incurred significant indebtedness in connection with acquisition transactions or otherwise to fund the growth and development of our business. As of March 31, 2024, we had $1,102.5 million of debt outstanding. We may also incur significant indebtedness from time to time in the future for these or other reasons. Our future ability to satisfy our debt obligations is subject, to some extent, to financial, market, competitive, legislative, regulatory, and other factors that are beyond our control. Substantial debt obligations could have negative consequences to our business, and, in particular, could impede, restrict, or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

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

Our business is significantly affected by the movement of interest rates. Interest rates have increased substantially since early 2022 and remain at elevated levels. As a result, in recent periods we have experienced higher interest expense related to borrowings under our borrowing facilities. The recent rise in inflation has caused our cost of capital to increase, and the purchasing power of our cash resources to decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation, which could have a direct and indirect adverse impact on our business and results of operations. Interest rates also have a direct impact on the level of residential, commercial, and infrastructure construction activity by impacting the cost of borrowed funds to builders. Rising interest rates could result in decreased demand for our products, which could have a material adverse effect on our business and results of operations.

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

Our success depends to a significant degree upon the continued services of, and on our ability to attract and retain, our key personnel and executive officers, including qualified management, operations, technical, marketing and sales, and support personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such qualified personnel, which could negatively affect our businesses. In addition, because we rely on our senior management team to set and implement business strategy, the unanticipated departure of any key member could have an adverse effect on our business. Our future success depends, in part, on our ability to identify and develop or recruit talent to succeed our senior management and other key positions throughout the organization. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of these key employees. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

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

GROWTH RISK FACTORS AND FORWARD-LOOKING STATEMENTS

We may pursue acquisitions, joint ventures, and other transactions that are intended to complement or expand our businesses. We may not be able to complete proposed transactions, and even if completed, the transactions may involve a number of risks that may result in a material adverse effect on our business, financial condition, operating results, and cash flows.

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

In prior years, we have been able to increase the size and scope of our Cement business in large part through acquisitions of cement plants from third parties. There are a limited number of companies operating cement plants in the United States, and plants typically become available for purchase only infrequently, such as in connection with a merger, acquisition, or corporate reorganization, or refinancing. When cement plants become available for purchase, the purchase process is often highly competitive, which tends to result in relatively high valuations for the plants offered for sale. There can be no assurance that we will be able to continue to identify appropriate acquisition candidates or acquire cement plants at values that we regard as reasonable.

We may pursue new business opportunities and, if we do so, these opportunities will be subject to the risks typically associated with the early stages of business development or product line expansion.

We may from time to time pursue opportunities which are natural extensions of our existing core businesses, and which allow us to leverage our core competencies, existing infrastructure, and customer relationships. Our likelihood of success in pursuing and realizing these opportunities must be considered in light of the expenses, difficulties, and delays frequently encountered in connection with the early phases of business development or product line expansion, including the difficulties involved in obtaining permits; planning and constructing new facilities; transporting and storing products; establishing, maintaining, or expanding customer relationships; as well as navigating the regulatory environment in which we operate. There can be no assurance that we will be successful in the pursuit and realization of these opportunities.

This report includes various forward-looking statements, which are not facts or guarantees of future performance and which are subject to significant risks and uncertainties.

This report and other materials we have filed or will file with the SEC, as well as information included in oral statements or other written statements made or to be made by us contain or may contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act of 1934 (the Exchange Act), and the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates, or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will,” and similar expressions identify forward-looking statements, including statements related to expected operating and performing results, planned transactions, plans, and objectives of management, future developments, or conditions in the industries in which we participate, including future prices for our products, audits, and legal proceedings to which we are a party, and other trends, developments, and uncertainties that may affect our business in the future.

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

ITEM 1B. Unresolved Staff Comments

There are no unresolved Staff comments.

ITEM 1C. Cybersecurity

RISK MANAGEMENT AND STRATEGY

The Company continues to make cybersecurity a priority as the threat landscape evolves and becomes increasingly complex and sophisticated.

Managing Material Risks & Integrated Overall Risk Management

The Company has strategically integrated cybersecurity risk management into its broader risk management framework to promote a company-wide culture of cyber risk awareness. Our Director of Information Security (DIS), under the direction of our Director of Information Technology (DIT) continuously evaluates and addresses cyber risks in alignment with business objectives, operational needs and industry-accepted standards, such as National Institute of Standards and Technology frameworks.

The Company has processes and procedures in place to monitor the prevention, detection, mitigation, and remediation of cybersecurity risks. These include but are not limited to:

•
Maintaining a defined and practiced incident response plan;
•
Maintaining cyber insurance coverage;
•
Employing appropriate incident prevention and detection safeguards;
•
Maintaining defined disaster recovery procedure and employing disaster recovery software, where appropriate;
•
Educating, training and testing our user community on information security practices and identification of potential cybersecurity risks and threats; and
•
Reviewing and evaluating new developments in the cyber threat landscape.

Engaging Third Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity risk, we engage with a range of external security support providers, including cybersecurity consultants, in evaluating, monitoring, and testing our cyber management systems and related cyber risks. The Company’s collaboration with these third parties includes threat and vulnerability assessments, incident response plan testing, company-wide monitoring of cybersecurity risks, and consultation on security enhancements.

Managing Third-Party Risk

We recognize the risks associated with the use of vendors, service providers, and other third parties that provide information system services to us, process information on our behalf, or have access to our information systems, and the Company has processes in place to oversee and manage these risks. We conduct thorough security assessments of these third-party engagements and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This monitoring includes both annual and ongoing assessments.

Risks from Cybersecurity Incidents

To our knowledge, the Company has not been subject to cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company, its operations, or financial standing.

GOVERNANCE

Risk Management Personnel

The Company’s cybersecurity risk management program is overseen by management at multiple levels. Under the direction of our DIT, the DIS plays a key role in assessing, monitoring and managing the Company’s cybersecurity risks with the support of Company management, external cybersecurity consultants, as well as dedicated information technology and security personnel. Our DIS has 38 years of IT experience, 33 years of which are specializing in cybersecurity practices. Our DIS holds numerous certifications including as an ISC2, Certified Information Systems Security Professional (CISSP), and ISACA Certified Information Security Manager (CISM). Our DIS also has extensive experience in architecting, implementing, and managing cyber security control systems including vulnerability management, endpoint detection and response (EDR), security information and event management (SIEM), email fraud defense, and identity access management (IAM) solutions.

Monitor Cybersecurity Incidents

Our DIT is continually informed and updated on the latest developments in cybersecurity, including emerging threats and innovative risk management techniques. Our DIT, supported by our DIS, implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Company is equipped with a defined and practiced incident response plan, which details immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Board of Directors Oversight

The Audit Committee of the Company’s Board is responsible for overseeing the Company’s cyber risk. Based on details provided by the DIT and DIS, the Chief Financial Officer (CFO) provides the Audit Committee quarterly updates that encompass a broad range of topics, including:

•
Current cybersecurity threat landscape and emerging threats;
•
Status of ongoing cybersecurity initiatives and strategies;
•
Incident reports and learnings from unique cybersecurity events, including those of other companies; and
•
Compliance status and efforts with regulatory requirements and industry standards.

In addition, the CFO provides updates to the full Board upon request, and timely updates regarding unique developments such as regulatory updates or vulnerability developments, based on details provided by the DIT and DIS.

ITEM 2. Properties

Our operating facilities span the U.S. They include cement plants, quarries, and related facilities; concrete and aggregates plants and quarries; gypsum wallboard plants; and a recycled paperboard mill; as well as distribution terminals and our headquarters in Dallas, Texas. All of our facilities are owned, with the exception of our headquarters in Dallas, which is leased through May 2029, and certain terminals, as discussed on page 12. None of our facilities are pledged as security for any debts. Please see the Industry Segment Information section on pages 6-25 for more information about the location of our facilities, and a summary of mineral reserves for each of our applicable businesses.

The following map shows the locations of our operating facilities at March 31, 2024, by type of facility. Quarries supporting our Cement, Aggregates, and Gypsum Wallboard businesses are in close proximity to the respective plants.

CEMENT/SLAG PLANTS
CEMENT TERMINALS
CONCRETE & AGGREGATES OPERATIONS
WALLBOARD PLANTS
PAPERBOARD MILL
DALLAS HEADQUARTERS

ITEM 3. Legal Proceedings

From time to time we have been and may in the future become involved in litigation or other legal proceedings in the ordinary course of our business activities or in connection with transactions or activities undertaken by us, including claims related to worker safety, worker health, environmental matters, land use rights, taxes, and permits. While the outcome of these proceedings cannot be predicted with certainty, in the opinion of management (based on currently available facts), we do not believe that the ultimate outcome of any currently pending legal proceeding will have a material effect on our consolidated financial condition, results of operations, or liquidity.

Please refer to Item 1. Business – Industry Segment Information, for information regarding certain legal proceedings relating to the disapproval by the EPA in February 2023 of SIPs for the States of Nevada, Oklahoma, and Texas, which addressed the obligations of such states to eliminate significant contributions to non-attainment, or interference with maintenance, of the 2015 ozone NAAQS in other states. In response to the disapproval of the SIPs for such states, both such states and we have commenced litigation against the EPA. The litigation commenced by us was filed in April 2023 in the Ninth Circuit Court of Appeals, the Tenth Circuit Court of Appeals, and the Fifth Circuit Court of Appeals. We are unable to predict the likely outcome of these actions.

For additional information regarding claims and other contingent liabilities to which we may be subject, see Footnote (J) in the Audited Consolidated Financial Statements.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends

As of May 17, 2024, there were approximately 1,050 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends for details on our dividend policy.

SHARE REPURCHASES

On May 17, 2022, the Board authorized us to repurchase an additional 7,500,000 shares. Including this latest authorization, our Board has approved the repurchase in the open market of a cumulative total of approximately 55.9 million shares of our Common Stock since we became publicly held in April 1994.

During fiscal years 2024, 2023 and 2022, we repurchased 1,863,534, 3,075,788 and 3,982,657 shares, respectively, at average prices of $184.21, $126.05 and $148.08, respectively. We have repurchased approximately 50.0 million shares from April 1994 through March 31, 2024. As a result, we have a total of approximately 5.9 million shares that remain available for repurchase as authorized by our Board. The Board did not specify an expiration date for its authorizations.

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

Purchases of the Company's common stock during the quarter ended March 31, 2024, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2024	50,534	$206.95	—
February 1 through February 29, 2024	178,000	240.73	—
March 1 through March 31, 2024	160,000	256.96	—
Quarter 4 Totals	388,534	$243.02	—	5,883,670

We did not have any sales of unregistered equity securities during fiscal years 2024, 2023, or 2022.

The Equity Compensation Plan information set forth in Part III, Item 12 of this Form 10-K is hereby incorporated by reference into this Part II, Item 5.

PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed soliciting material or to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Securities Exchange Act, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph below compares the cumulative 5-year total return to holders of Eagle Materials Inc. common stock with the cumulative total returns of the Russell 1000 index and the Dow Jones U.S. Building Materials & Fixtures index. The graph assumes that the value of the investment (including the reinvestment of dividends) in the Company’s common stock and in each of the indices was $100 on March 31, 2019, and tracks it through March 31, 2024.

	3/19	3/20	3/21	3/22	3/23	3/24
Eagle Materials Inc.	100.00	69.62	160.41	154.28	177.79	330.92
Russell 1000	100.00	91.97	147.70	167.30	153.26	199.03
Dow Jones U.S. Building Materials & Fixtures	100.00	91.96	178.65	184.27	175.51	272.08

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

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the fiscal years ended March 31, 2024 and 2023, are presented on a consolidated basis and by business segment.

We conduct one of our cement operations through a Joint Venture, Texas Lehigh Cement Company LP, which is located in Buda, Texas. We own a 50% interest in the Joint Venture and account for our interest under the equity method of accounting. We proportionately consolidate our 50% share of the Joint Venture’s Revenue and Operating Earnings in the presentation of our Cement segment, which is the way management organizes financial information with respect to the segments within the Company for making operating decisions and assessing performance.

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

In April 2023, we assumed operation of our quarry in Battletown, Kentucky. Our Battletown quarry was primarily used to supply our Kosmos Cement plant with limestone. However, beginning in April 2023, we started selling a portion of the mined materials as aggregates under the name Battletown Materials. Battletown Materials is included in our Heavy Materials sector, in the Concrete and Aggregates business segment.

On May 3, 2023, we finalized the Stockton Terminal Acquisition. The purchase price of the Stockton Terminal Acquisition was approximately $55.1 million. The Stockton Terminal Acquisition is included in our Heavy Materials sector, in the Cement business segment, in fiscal 2024. See Footnote (B) in the Audited Consolidated Financial Statements for more information regarding the Stockton Terminal Acquisition.

MARKET CONDITIONS AND OUTLOOK

Our fiscal 2024 results were generally strong, and we achieved record Revenue of $2.3 billion and record Net Earnings and Earnings per Share of $477.6 million and $13.61 per share, respectively. Our end markets generally remained resilient despite continued inflation and higher interest rates. Although sales volume for both Cement (excluding the Stockton Terminal Acquisition) and Gypsum Wallboard declined from fiscal 2023, the decline in volume was relatively small and demand was still historically strong.

Demand Outlook

The principal end-use market for Cement is public infrastructure (i.e. roads, bridges, and highways) with residential and nonresidential construction being secondary. Our Cement business continues to maintain a nearly sold-out position. We expect demand for cement to remain strong given increased federal funding from the Infrastructure Investment and Jobs Act for public construction and repair projects during calendar 2024; continued high allocations from state budgets for additional infrastructure projects; and growth in heavy industrial projects. Despite underlying demand growth, our ability to achieve further Cement sales volume growth from our existing facilities is limited, because our integrated cement sales network is operating at high utilization levels.

The principal end use for Gypsum Wallboard is residential housing, consisting of both new construction (single-family and multi-family homes) as well as repair and remodel. Gypsum Wallboard orders and shipments remain resilient and we expect the strength of the U.S. consumer and continued limited supply of existing homes inventory to support residential construction, even with the uptick in mortgage rates. We believe our geographical footprint across the U.S. heartland and fast-growing sunbelt region puts us in a good position to capitalize on these market dynamics. Our Recycled Paperboard business sells paper primarily into the gypsum wallboard market, and demand for our paper generally follows the demand for gypsum wallboard.

Cost Outlook

We believe we are well-positioned to manage our cost structure and meet our customers’ needs during the next fiscal year. Our substantial raw material reserves for our Cement, Aggregates, and Gypsum Wallboard businesses, and their proximity to our respective manufacturing facilities, support our low-cost producer position across all our business segments.

Energy, primarily solid fuel costs, increased in all our businesses, but primarily Cement, during fiscal 2024. We anticipate certain of these costs will decline in fiscal 2025, but will remain higher than fiscal 2023 amounts. We are also expecting increases in freight and delivery costs in fiscal 2025 compared with fiscal 2024.

The primary raw material used to produce paperboard is OCC. Prices for OCC increased during the second half of fiscal 2024. Fiber prices are subject to change upon short notice due to several factors, including supply of OCC and demand for OCC from both domestic and international companies. Our current customer contracts for gypsum liner include price adjustments that partially compensate for changes in raw material fiber prices. However, because these price adjustments are not realized until future quarters, material costs in our Gypsum Wallboard segment are likely to fluctuate until the effects of these price adjustments are realized.

Maintenance costs were up 21% in fiscal 2024 and we expect continued inflation for maintenance as equipment and contractor costs remain high.

Results of Operations

Fiscal Year 2024 Compared with Fiscal Year 2023

	For the Years Ended March 31,
	2024	2023	Percentage Change
	(in thousands, except per share)
Revenue	$2,259,297	$2,148,069	5%
Cost of Goods Sold	(1,573,976)	(1,508,803)	4%
Gross Profit	685,321	639,266	7%
Equity in Earnings of Unconsolidated Joint Venture	31,581	35,474	(11)%
Corporate General and Administrative	(59,795)	(53,630)	11%
Other Nonoperating Income	3,087	2,654	16%
Interest Expense, net	(42,257)	(35,171)	20%
Earnings Before Income Taxes	617,937	588,593	5%
Income Tax Expense	(140,298)	(127,053)	10%
Net Earnings	$477,639	$461,540	3%
Diluted Earnings per Share	$13.61	$12.46	9%

Revenue

Revenue increased in fiscal 2024 by $111.2 million, or 5%, to $2,259.3 million. Battletown Materials and the Stockton Terminal Acquisition contributed $7.2 million and $39.3 million of Revenue, respectively, during fiscal 2024. Excluding Revenue from Battletown Materials and the Stockton Terminal Acquisition, Revenue increased $64.7 million, or 3%. This increase was due to higher gross sales prices of approximately $123.9 million, partially offset by lower Sales Volume of $59.2 million. The higher gross sales prices were primarily due to Cement and Concrete and Aggregates, while lower Sales Volumes primarily related to all segments except Recycled Paperboard. See the disclosure in the Fiscal Year 2024 vs Fiscal Year 2023 Results by Segment section for more information.

Cost of Goods Sold

Cost of Goods Sold increased by $65.2 million, or 4%, to $1,574.0 million in fiscal 2024. Battletown Materials and the Stockton Terminal Acquisition contributed $8.1 million and $41.8 million of Cost of Goods Sold, respectively, during fiscal 2024. Excluding Battletown Materials and the Stockton Terminal Acquisition, Cost of Goods Sold increased $15.3 million, or 1%. The increase in Cost of Goods Sold was due to higher operating costs of $61.5 million, partially offset by lower Sales Volume of $46.2 million. Operating costs increased in all of our businesses, except Recycled Paperboard and Aggregates, as discussed in the Fiscal Year 2024 vs Fiscal Year 2023 Results by Segment section.

Gross Profit

Gross Profit increased by 7% to $685.3 million in fiscal 2024. The increase in Gross Profit was mainly due to higher gross sales prices, partially offset by higher operating costs, as noted above. We expanded our Gross Profit margin to 30.3% in fiscal 2024.

Equity in Earnings of Unconsolidated Joint Venture

Equity in Earnings of Unconsolidated Joint Venture decreased by $3.9 million, or 11%. The decline was mostly due to higher operating costs and lower Sales Volume of $9.3 million and $2.8 million, respectively. This was partially offset by higher gross sales prices of approximately $8.2 million. The higher operating costs were due primarily to increased maintenance, energy, freight, and purchased cement costs, which reduced operating earnings by approximately $3.6 million, $1.4 million, $0.6 million, and $2.8 million, respectively.

Corporate General and Administrative

Corporate General and Administrative expenses increased by approximately $6.2 million, or 11%, to $59.8 million in fiscal 2024. The increase was due primarily to higher salary and incentive compensation, legal and professional fees, and information and technology upgrades of approximately $2.7 million, $1.9 million, and $1.5 million, respectively. The increase in salary and incentive compensation was mostly due to increased earnings during the year, while the increase in legal and professional expense was primarily due to the Stockton Terminal Acquisition.

Other nonoperating Income

Other Nonoperating Income was $3.1 million in fiscal 2024 compared with $2.7 million in fiscal 2023. Other Nonoperating Income consists of a variety of items that are nonsegment operating in nature, including lease and rental income, investment income, asset sales, and other miscellaneous income and cost items, such as large nonroutine sales of excess raw materials or energy.

Interest Expense, Net

Interest Expense, net increased by approximately $7.1 million, or 20%, during fiscal 2024. The increase was primarily related to higher interest expense on our Revolving Credit Facility, including the Term Loan, of approximately $7.7 million. The increase in interest on our Revolving Credit Facility was related to increased average outstanding borrowings and higher interest rates, partially offset by increased interest income on cash deposits.

Earnings Before Income Taxes

Earnings Before Income Taxes increased to $617.9 million during fiscal 2024, primarily because of higher Gross Profit. This was partially offset by higher Corporate General and Administrative expenses and Interest Expense, as well as lower Equity in Earnings of Joint Venture.

Income Tax Expense

Income Tax Expense for fiscal 2024 increased to $140.3 million from $127.1 million for fiscal 2023. The effective tax rate was 23%, compared with 22% in the prior fiscal year.

Net Earnings and Diluted Earnings per Share

Net Earnings increased 3% in fiscal 2024 to $477.6 million. Diluted Earnings per Share in fiscal 2024 was $13.61 compared with $12.46 for fiscal 2023.

FISCAL YEAR 2024 vs FISCAL YEAR 2023 Results by Segment

The following presents results within our two business sectors in fiscal 2024 and fiscal 2023. Revenue and operating results are organized by sector and discussed by individual business segment within each respective business sector.

Heavy Materials

Cement (1)

	For the Years Ended March 31,
	2024	2023	Percentage Change
	(in thousands, except per ton information)
Revenue, including Intersegment and Joint Venture	$1,226,017	$1,074,070	14%
Less Intersegment Revenue	$(35,363)	$(32,915)	7%
Less Joint Venture Revenue	$(112,736)	$(113,518)	(1)%
Revenue	$1,077,918	$927,637	16%

Sales Volume (M Tons)	7,289	7,133	2%
Freight and Delivery Costs billed to Customers	$(70,823)	$(60,288)	17%
Average Net Sales Price, per ton (2)	$150.99	$134.36	12%
Operating Margin, per ton	$46.42	$39.08	19%
Operating Earnings	$338,349	$278,762	21%

(1)
Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.
(2)
Net of freight, including the Joint Venture.

Cement Revenue was $1,226.0 million for fiscal 2024, a 14% increase over fiscal 2023. Excluding the Intersegment Revenue and the Revenue and Sales Volume from the Stockton Terminal Acquisition, Cement Revenue increased by approximately $110.1 million, primarily as a result of higher gross sales prices, which improved Cement Revenue by approximately $132.9 million, partially offset by lower Sales Volume, which reduced Revenue by $22.8 million.

Cement Operating Earnings increased 21% to $338.3 million for fiscal 2024. Excluding the Stockton Terminal Acquisition, Operating Earnings increased $62.0 million, or 22%, in fiscal 2024. The increase was due to higher gross sales prices, which positively affected Operating Earnings by approximately $132.9 million. This was partially offset by lower Sales Volume and higher operating expenses, which reduced Operating Earnings by $6.5 million and $64.4 million, respectively. The rise in operating expenses was mostly due to maintenance, energy, and purchased raw materials costs of approximately $29.9 million, $6.5 million and $14.4 million, respectively. The Operating Margin increased to 28%, primarily due to higher gross sales prices, partially offset by increased operating costs.

Concrete and Aggregates

	For the Years Ended March 31,
	2024	2023	Percentage Change
	(in thousands, except net sales prices)
Revenue, including Intersegment	$252,952	$239,516	6%
Less Intersegment Revenue	(12,940)	—	—
Revenue	$240,012	$239,516	—

Sales Volume
M Cubic Yards of Concrete	1,328	1,545	(14)%
M Tons of Aggregate	4,064	2,909	40%
Average Net Sales Price
Concrete - Per Cubic Yard	$145.98	$133.34	9%
Aggregates - Per Ton	$11.26	$11.53	(2)%

Operating Earnings	$12,401	$18,259	(32)%

Concrete and Aggregates Revenue increased 6% to $253.0 million for fiscal 2024. Excluding Battletown Materials and Intersegment Revenue, Revenue decreased 3% to $232.8 million. The decrease in Revenue was primarily related to lower Sales Volume in Concrete, which negatively affected Revenue by $28.9 million. This was partially offset by higher gross sales prices and Sales Volume for Aggregates of $18.6 million and $3.6 million, respectively.

Operating Earnings decreased 32% to approximately $12.4 million. Excluding Battletown Materials, Operating Earnings were $13.2 million, a decrease of $5.1 million. The decline in Operating Earnings was due to higher operating expenses of $23.8 million. This was partially offset by higher gross sales prices and Sales Volume of $18.6 million and $0.3 million, respectively. The increase in operating expenses was primarily due to higher cost of materials, maintenance, and delivery of approximately $17.7 million, $2.4 million, and $3.1 million, respectively.

Light Materials

Gypsum Wallboard

	For the Years Ended March 31,
	2024	2023	Percentage Change
	(in thousands, except per MMSF information)
Revenue	$839,530	$872,471	(4)%

Sales Volume (MMSF)	2,965	3,065	(3)%
Freight and Delivery Costs billed to Customers	$(149,441)	$(160,536)	(7)%
Average Net Sales Price, per MSF (1)	$232.75	$232.31	—
Freight, per MSF	$50.40	$52.38	(4)%
Operating Margin, per MSF	$112.83	$115.01	(2)%
Operating Earnings	$334,536	$352,499	(5)%
(1)
Net of freight per MSF.

Gypsum Wallboard Revenue decreased 4% to $839.5 million in fiscal 2024. The decrease was due to lower gross sales prices and Sales Volume, which reduced Revenue by $4.5 million and $28.5 million, respectively. Our market share remained relatively flat in fiscal 2024 compared with fiscal 2023.

Operating Earnings decreased 5% to $334.5 million for fiscal 2024. The decrease was primarily related to lower gross sales prices and Sales Volume of approximately $4.5 million and $11.5 million, respectively, as well as higher operating expenses of $2.0 million. During fiscal 2024, Gypsum Wallboard Operating Margin remained flat at 40%. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in volume have a relatively minor impact on our operating cost per unit.

Recycled Paperboard

	For the Years Ended March 31,
	2024	2023	Percentage Change
	(in thousands, except per ton information)
Revenue, including Intersegment	$184,188	$201,280	(8)%
Less Intersegment Revenue	(82,351)	(92,835)	(11)%
Revenue	$101,837	$108,445	(6)%

Sales Volume (M Tons)	333	326	2%
Average Net Sales Price, per ton (1)	$551.72	$590.67	(7)%
Operating Margin, per ton	$94.94	$77.36	23%
Operating Earnings	$31,616	$25,220	25%

(1)
Net of freight per ton.

Recycled Paperboard Revenue, including intersegment Revenue, declined 8% to $184.2 million for fiscal 2024, as lower gross sales prices negatively affected Revenue by approximately $21.3 million, partially offset by higher Sales Volume of $4.2 million. The decrease in gross sales prices was due to the price adjustment provisions in our long-term sales agreements.

Operating Earnings increased 25% to $31.6 million for fiscal 2024, primarily related to higher Sales Volume and lower operating expenses of $0.6 million and $27.1 million, respectively. This was partially offset by lower gross sales prices of $21.3 million. The decrease in operating expenses was primarily related to lower input costs, namely raw materials, energy, and freight, which increased Operating Earnings by $16.9 million, $3.7 million, and $8.1 million, respectively. This was partially offset by higher chemical expenses of $1.3 million. During fiscal 2024, Operating Margin increased to 17% from 13% in fiscal 2023, primarily because of lower operating expenses, partially offset by lower gross sales prices.

Fiscal Year 2023 Compared with Fiscal Year 2022

Please see our Form 10-K for fiscal year 2023 for the discussion of our Results of Operations and results of Revenue and Operating Earnings by segment for fiscal 2023 compared with fiscal 2022. Our 2023 Form 10-K can be found on the investor page of our website, at eaglematerials.com.

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

Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. The most important assumption underlying our estimates is the projection of construction spending in the U.S. over the next several years. Actual results may differ materially from those estimates. Changes in market conditions, market trends, interest rates, or other factors outside of our control, such as a worldwide pandemic, could cause us to change key assumptions and our judgment about a reporting unit’s prospects. Similarly, in a specific period, a reporting unit could significantly underperform relative to its historical or projected future operating results. Either situation could result in a meaningfully different estimate of the fair value of our reporting units, and a consequent future impairment charge.

The segment breakdown of Goodwill at March 31, 2024 and 2023, was as follows:

	2024	2023
	(dollars in thousands)
Cement	$227,639	$215,781
Concrete and Aggregates	40,774	40,774
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$392,569	$380,711

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

LIQUIDITY AND CAPITAL RESOURCES

We believe that we have access at the present time to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures, and debt service obligations, for at least the next twelve months. In the long term, we intend to rely on our existing financial resources, together with borrowings under existing and future credit facilities and potential offerings of our securities in private or public markets. We regularly monitor any potential disruptions to the economy, and to our operations, particularly changing fiscal policy or economic conditions affecting our industries. Please see the Debt Financing Activities section below for a discussion of our revolving credit facility and the amount of borrowings available to us in the next twelve-month period.

Cash Flow

The following table provides a summary of our Cash Flows:

	For the Fiscal Years Ended March 31,
	2024	2023
	(dollars in thousands)
Net Cash Provided by Operating Activities	$563,938	$541,726
Investing Activities:
Additions to Property, Plant, and Equipment	(120,305)	(110,143)
Acquisition Spending	(55,053)	(158,451)
Net Cash Used in Investing Activities	(175,358)	(268,594)
Financing Activities:
Borrowings Under Revolving Credit Facility	13,000	200,000
Repayment of Borrowings Under Revolving Credit Facility	—	(43,000)
Repayment of Term Loan	(10,000)	(7,500)
Dividends Paid to Stockholders	(35,298)	(37,496)
Purchase and Retirement of Common Stock	(343,274)	(387,717)
Proceeds from Stock Option Exercises	17,098	5,418
Payment of Debt Issuance Costs	—	(903)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(10,423)	(6,108)
Net Cash Used in Financing Activities	(368,897)	(277,306)
Net Increase (Decrease) in Cash and Cash Equivalents	$19,683	$(4,174)
Cash Flows from Operating Activities increased by $22.2 million to $563.9 million for fiscal 2024. The increase was largely attributable to higher Net Earnings, adjusted for non-cash charges of $37.4 million and changes in Working Capital of $4.8 million, partially offset by lower dividends from our Unconsolidated Joint Venture of $20.0 million.

Working Capital increased by $79.7 million to $388.3 million at March 31, 2024, primarily because of higher Accounts Receivable, Inventories, and Cash of $7.9 million, $82.0 million, and $19.7 million, respectively. This was partially offset by an increase in Accounts Payable and Accrued Liabilities of $16.8 million and $7.8 million, respectively.

The increase in Accounts and Notes Receivable at March 31, 2024, was primarily due to higher Revenue during the quarter ended March 31, 2024, compared with March 31, 2023. As a percentage of quarterly sales generated in the fiscal fourth quarters, Accounts Receivable was 43% at March 31, 2024, and 41% at March 31, 2023. Management measures the change in Accounts Receivable by monitoring the day’s sales outstanding monthly to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at March 31, 2024.

Our Inventory balance at March 31, 2024, increased approximately $82.0 million from our balance at March 31, 2023. Within Inventories, raw materials and materials-in-progress, finished cement, recycled paperboard, repair parts inventory, and fuel and coal increased by approximately $25.9 million, $25.0 million, $5.6 million, $14.6 million, and $6.1 million, respectively. The increases in raw materials and materials-in-progress, finished cement, and fuel and coal were mostly due to timing. Additionally, the Stockton Terminal Acquisition contributed $8.7 million of the increase in finished cement at March 31, 2024. The increase in repair parts was primarily due to the timing of outages in our Cement business, most of which occurred in April 2024, as well as overall increases in the cost of repair parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence given that they are basic construction materials. The largest individual balance in our inventory is repair parts. The size and complexity of our manufacturing plants, as well as the age of certain of our plants, creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts.

Net Cash Used in Investing Activities in fiscal 2024 was approximately $175.4 million compared with $268.6 million in fiscal 2023, a decrease of approximately $93.2 million. This was primarily due to $103.4 million less in acquisition spending in fiscal 2024 compared with fiscal 2023. The decrease in acquisition spending was partially offset by an increase of $10.2 million in capital spending. The increase in capital spending was mainly due to higher spending in our Cement and Recycled Paperboard segments, partially offset by reduced spending in our Concrete and Aggregates segment.

Net Cash Used in Financing Activities was approximately $368.9 million during fiscal 2024, compared with $277.3 million in fiscal 2023. The $91.6 million increase was primarily due to $144.0 million lower cash received from net borrowings under the Revolving Credit Facility. This was partially offset by lower Purchases and Retirement of Common Stock of $44.4 million, respectively.

Our debt-to-capitalization ratio and net debt-to-capitalization ratio were 45.7% and 44.9%, respectively, at March 31, 2024, compared with 48.1% and 47.8%, respectively, at March 31, 2023.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities at March 31, 2024:

Maturity
Revolving Credit Facility	May 2027
Term Loan	May 2027
2.500% Senior Unsecured Notes	July 2031

See Footnote (F) to the Audited Consolidated Financial Statements for further details on the Company's debt facilities, including interest rate, and financial and other covenants and restrictions.

The revolving borrowing capacity of our Revolving Credit Facility is $750.0 million (any revolving loans borrowed under the Revolving Credit Facility, as applicable, the Revolving Loans). The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At March 31, 2024, we had $170.0 million outstanding of Revolving Loans under the Revolving Credit Facility and $8.3 million of outstanding letters of credit, leaving us with $571.7 million of available borrowings under the Revolving Credit Facility, net of outstanding letters of credit. We are contingently liable for performance under $29.3 million in performance bonds relating primarily to our mining operations. We do not have any off-balance-sheet debt or any outstanding debt guarantees as of March 31, 2024.

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

Our Senior Unsecured Notes are rated by Moody’s Investor Service (Moody’s) and Standard and Poor’s Global Ratings (S&P). The ratings are typically monitored by stockholders, creditors, or suppliers, and they serve as indicators of the Company’s viability. Below is a summary of the ratings published by the agencies as of the date indicated:

	Moody's	S&P
Corporate/Family Rating	Baa2	BBB
Outlook	Stable	Stable
Guaranteed Senior Notes	Baa2	BBB
Date of Latest Report	January 2024	June 2023

We also have approximately $26.9 million of lease liabilities at March 31, 2024, that have an average remaining life of approximately 9.6 years.

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

Capital Expenditures

The following table shows Capital Expenditures in fiscal years 2024 and 2023:

	For the Fiscal Years Ended March 31,
	2024	2023
	(dollars in thousands)
Land and Quarries	$6,760	$14,325
Plants	63,744	64,720
Buildings, Machinery and Equipment	49,801	31,098
Total Capital Expenditures	$120,305	$110,143

Capital expenditures for fiscal 2025 are expected to range from $310.0 million to $340.0 million and to be allocated primarily to the Heavy Materials sector. These estimated capital expenditures will include the expansion and modernization of our Mountain Cement facility in Wyoming, as well as maintenance capital expenditures and improvements, and other safety and regulatory projects.

Dividends

Dividends paid in fiscal years 2024, 2023, and 2022 were $35.3 million, $37.5 million, and $30.8 million, respectively.

Contractual and Other Obligations

We have certain Contractual Obligations arising from indebtedness, operating leases, and purchase obligations. Future payments due, aggregated by type of contractual obligation, are set forth as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Revolving Credit Facility (1)	170,000	$—	$170,000	$—	$—
Term Loan (2)	182,500	10,000	172,500	—	—
Senior Unsecured Notes	750,000	—	—	—	750,000
Interest and Commitment Fees on Credit Facility (3)	20,531	10,418	10,011	102	—
Interest on Term Loan (4)	35,454	11,920	21,831	1,703	—
Interest on Senior Unsecured Notes	135,938	18,750	37,500	37,500	42,188
Operating Leases	33,487	8,650	8,404	5,427	11,006
Purchase Obligations (5)(6)	142,019	99,733	36,710	5,576	—
Total	$1,469,929	$159,471	$456,956	$50,308	$803,194

(1) The Revolving Credit Facility expires in May 2027.

(2) The Term Loan facility expires in May 2027.

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

(5) Purchase obligations are noncancelable agreements to purchase coal, natural gas, slag, and synthetic gypsum, and to fund capital expenditure commitments.

(6) The above table does not include any future amounts for the expansion and modernization of our cement plant in Wyoming and related distribution facilities, as we are not currently contractually obligated to make such payments. We expect to spend approximately $430.0 million over the next two years on this project.

Based on our current actuarial estimates, we do not anticipate making contributions to our defined benefit plans for fiscal year 2025.

Inflation and Changing Prices

The Consumer Price Index rose approximately 3.5% in fiscal 2024, 5.0% in fiscal 2023, and 8.5% in fiscal 2022. Prices of all materials and services increased again this year compared with the previous year, with much of the increase related to electricity and transportation. During fiscal 2024, the Consumer Price Index for electricity and transportation increased 5.0% and 10.7%, respectively, while natural gas decreased 3.5%. The increase in electricity and transportation resulted in higher costs for our manufacturing businesses during fiscal 2024, and we expect these increases to continue throughout calendar 2024. We have some protection from increasing natural gas costs in fiscal 2025 as we have forward purchase contracts for approximately 30.0% of our anticipated natural gas usage. Freight costs are expected to rise in fiscal 2025 by approximately 3.0% to 5.0%. Our ability to increase sales prices to cover higher costs in the future varies with the level of activity in the construction industry: the number, size, and strength of competitors, as well as the availability of products to supply a local market.

General Outlook

See “Market Conditions and Outlook” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

Refer to Footnote (A) to the Audited Consolidated Financial Statements for information regarding recently issued accounting pronouncements that may affect our financial statements.

Forward-Looking Statements

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates, or expectations. These statements are not historical facts or guarantees of future performance but instead represent only the Company’s belief at the time the statements were made regarding future events which are subject to certain risks, uncertainties and other factors, many of which are outside the Company’s control. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company’s actual performance include the following: the cyclical and seasonal nature of the Company’s businesses; public infrastructure expenditures; adverse weather conditions; the fact that our products are commodities and that prices for our products are subject to material fluctuation due to market conditions and other factors beyond our control; availability of raw materials; changes in the costs of energy, including, without limitation, electricity, natural gas, coal and oil, and the nature of our obligations to counterparties under energy supply contracts, such as those related to market conditions (such as fluctuations in spot market prices), governmental orders, and other matters; changes in the cost and availability of transportation; unexpected operational difficulties, including unexpected maintenance costs, equipment downtime, and interruption of production; material nonpayment or nonperformance by any of our key customers; consolidation of customers; inability to timely execute announced capacity expansions; difficulties and delays in the development of new business lines; governmental regulation and changes in governmental and public policy (including, without limitation, climate change and other environmental regulation); possible outcomes of pending or future litigation or arbitration proceedings; insurance coverage; changes in economic conditions specific to any one or more of the Company’s markets; adverse impact of severe weather conditions (such as winter storms, tornadoes, and hurricanes) and their effects on our facilities, operations, and contractual arrangements with third parties; competition; alternative products and new product technologies; cyber-attacks or data security breaches; announced increases in capacity in the gypsum wallboard and cement industries; changes in the demand for residential housing construction or commercial construction or construction projects undertaken by state or local governments; the availability of acquisitions or other growth opportunities that meet our financial return standards and fit our strategic focus; risks related to pursuit of acquisitions, joint ventures, and other transactions or the execution or implementation of such transactions, including the integration of operations acquired by the Company; general economic conditions; and interest rates. For example, increases in interest rates, decreases in demand for construction materials, or increases in the cost of energy (including, without limitation, electricity, natural gas, coal and oil) and the cost of our raw materials could affect the revenue and operating earnings of our operations. In addition, changes in national or regional economic conditions and levels of infrastructure and construction spending could also adversely affect the Company’s result of operations. Finally, any forward-looking statements made by the Company are subject to the risks and impacts associated with natural disasters, the outbreak, escalation, or resurgence of public health emergencies, pandemics, or other unforeseen events, and governmental measures in reaction thereto, as well as their impact on our operations or on economic conditions, capital and financial markets. All forward-looking statements made herein are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed herein will increase with the passage of time. The Company undertakes no duty to update any forward-looking statement to reflect future events or changes in the Company’s expectations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility and Term Loan. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At March 31, 2024, we had $170.0 million outstanding under the Revolving Credit Facility and $182.5 million outstanding under the Term Loan, under which borrowings bear interest at a variable rate based on the secured overnight financing rate (SOFR). A hypothetical 100 basis point increase in interest rates on these outstanding borrowings would increase our interest expense by $3.5 million on an annual basis. At present, we do not utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, petroleum coke, natural gas, and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing our use of alternative fuels.

ITEM 8. Financial Statements and Supplementary Data

Financial Information

Index to Financial Statements and Related Information
PAGE
Eagle Materials Inc.:
Consolidated Statements of Earnings for the Years Ended March 31, 2024, 2023, and 2022	65
Consolidated Statements of Comprehensive Earnings for the Years Ended March 31, 2024, 2023, and 2022	66
Consolidated Balance Sheets as of March 31, 2024 and 2023	67
Consolidated Statements of Cash Flows for the Years Ended March 31, 2024, 2023, and 2022	68
Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2024, 2023, and 2022	69
Notes to Consolidated Financial Statements	70
Report of Independent Registered Public Accounting Firm	97
Auditor Name: Ernst & Young LLP
Auditor Location: Dallas, Texas
Auditor Firm ID: 42

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Earnings

	For the Years Ended March 31,
	2024	2023	2022
	(dollars in thousands, except share and per share data)
Revenue	$2,259,297	$2,148,069	$1,861,522
Cost of Goods Sold	1,573,976	1,508,803	1,341,908
Gross Profit	685,321	639,266	519,614
Equity in Earnings of Unconsolidated Joint Venture	31,581	35,474	32,488
Corporate General and Administrative Expense	(59,795)	(53,630)	(46,801)
Loss on Early Retirement of Senior Notes	—	—	(8,407)
Other Nonoperating Income	3,087	2,654	9,073
Interest Expense, net	(42,257)	(35,171)	(30,873)
Earnings Before Income Taxes	617,937	588,593	475,094
Income Taxes	(140,298)	(127,053)	(100,847)
Net Earnings	$477,639	$461,540	$374,247

EARNINGS PER SHARE
Basic	$13.72	$12.54	$9.23
Diluted	13.61	12.46	9.14
AVERAGE SHARES OUTSTANDING
Basic	34,811,560	36,798,354	40,547,048
Diluted	35,097,871	37,052,942	40,929,712
CASH DIVIDENDS PER SHARE	$1.00	$1.00	$0.75

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Comprehensive Earnings

	For the Years Ended March 31,
	2024	2023	2022
	(dollars in thousands)
Net Earnings	$477,639	$461,540	$374,247
Net Actuarial Change in Defined Benefit Plans:
Unrealized (Loss) Gain During the Period, net of tax (benefit) expense of $(24), $(147), and $48	(53)	(465)	161
Amortization of Net Actuarial Gain (Loss), net of tax (expense) benefit of $59, $30, and $39	192	93	104
Comprehensive Earnings	$477,778	$461,168	$374,512

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Balance Sheets

	March 31,
	2024	2023
	(dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$34,925	$15,242
Accounts and Notes Receivable, net	202,985	195,052
Inventories	373,923	291,882
Income Tax Receivable	9,910	16,267
Prepaid and Other Assets	5,950	3,060
Total Current Assets	627,693	521,503
Property, Plant, and Equipment, net	1,676,217	1,662,061
Notes Receivable	—	7,382
Investment in Joint Venture	113,478	89,111
Operating Lease Right-of-Use Assets	19,373	20,759
Goodwill and Intangible Assets, net	486,117	466,043
Other Assets	24,141	14,143
Total Assets	$2,947,019	$2,781,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$127,183	$110,408
Accrued Liabilities	94,327	86,472
Operating Lease Liabilities	7,899	6,009
Current Portion of Long-term Debt	10,000	10,000
Total Current Liabilities	239,409	212,889
Long-term Debt	1,083,299	1,079,032
Noncurrent Operating Lease Liabilities	19,037	24,940
Other Long-term Liabilities	51,942	41,603
Deferred Income Taxes	244,797	236,844
Total Liabilities	1,638,484	1,595,308
Stockholders’ Equity
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 34,143,945 and 35,768,376 Shares, respectively	341	358
Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(3,373)	(3,547)
Retained Earnings	1,311,567	1,188,883
Total Stockholders’ Equity	1,308,535	1,185,694
	$2,947,019	$2,781,002

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Cash Flows

	For the Years Ended March 31,
	2024	2023	2022
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$477,639	$461,540	$374,247
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Noncash Activity:
Depreciation, Depletion, and Amortization	149,832	138,554	128,811
Write-off of Debt Issuance Costs	—	—	6,101
Deferred Income Tax Provision	7,953	4,475	6,383
Stock Compensation Expense	19,900	17,155	14,264
Equity in Earnings of Unconsolidated Joint Venture	(31,581)	(35,474)	(32,488)
Distributions from Joint Venture	7,000	27,000	27,250
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(551)	(12,035)	(29,209)
Inventories	(67,232)	(47,946)	(912)
Accounts Payable and Accrued Liabilities	13,794	(7,797)	27,192
Other Assets	(20,468)	4,955	(1,331)
Income Taxes Receivable	7,652	(8,701)	(3,137)
Net Cash Provided by Operating Activities	563,938	541,726	517,171
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(120,305)	(110,143)	(74,121)
Acquisition Spending	(55,053)	(158,451)	—
Proceeds from Sale of Businesses	—	—	—
Net Cash Provided by (Used in) Investing Activities	(175,358)	(268,594)	(74,121)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Revolving Credit Facility	13,000	200,000	200,000
Repayment of Borrowings Under Revolving Credit Facility	—	(43,000)	—
Proceeds from 2.500% Senior Unsecured Notes	—	—	743,692
Repayment of 4.500% Senior Unsecured Notes	—	—	(350,000)
Repayment of Term Loan	(10,000)	(7,500)	(665,000)
Dividends Paid to Stockholders	(35,298)	(37,496)	(30,770)
Purchase and Retirement of Common Stock	(343,274)	(387,717)	(589,742)
Proceeds from Stock Option Exercises	17,098	5,418	21,366
Premium Paid on Early Retirement of Senior Notes	—	—	(8,407)
Payment of Debt Issuance Costs	—	(903)	(7,985)
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(10,423)	(6,108)	(5,308)
Net Cash Used in Financing Activities	(368,897)	(277,306)	(692,154)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,683	(4,174)	(249,104)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,242	19,416	268,520
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,925	$15,242	$19,416

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2021	$424	$62,497	$1,299,509	$(3,440)	$1,358,990
Net Earnings	—	—	374,247	—	374,247
Stock Option Exercises and Restricted Share Vesting	3	21,363	—	—	21,366
Stock Compensation Expense	—	14,264	—	—	14,264
Shares Redeemed to Settle Employee Taxes	—	(5,308)	—	—	(5,308)
Purchase and Retirement of Common Stock	(40)	(92,816)	(496,886)	—	(589,742)
Dividends to Stockholders	—	—	(40,526)	—	(40,526)
Unfunded Pension Liability, net of tax	—	—	—	265	265
Balance at March 31, 2022	$387	$—	$1,136,344	$(3,175)	$1,133,556
Net Earnings	—	—	461,540	—	461,540
Stock Option Exercises and Restricted Share Vesting	2	5,416	—	—	5,418
Stock Compensation Expense	—	17,155	—	—	17,155
Shares Redeemed to Settle Employee Taxes	—	(6,108)	—	—	(6,108)
Purchase and Retirement of Common Stock	(31)	(16,463)	(371,961)	—	(388,455)
Dividends to Stockholders	—	—	(37,040)	—	(37,040)
Unfunded Pension Liability, net of tax	—	—	—	(372)	(372)
Balance at March 31, 2023	$358	$—	$1,188,883	$(3,547)	$1,185,694
Net Earnings	—	—	477,639	—	477,639
Stock Option Exercises and Restricted Share Vesting	2	17,096	—	—	17,098
Stock Compensation Expense	—	19,900	—	—	19,900
Shares Redeemed to Settle Employee Taxes	(1)	(10,422)	—	—	(10,423)
Purchase and Retirement of Common Stock	(18)	(26,574)	(320,114)	—	(346,706)
Dividends to Stockholders	—	—	(34,841)	—	(34,841)
Unfunded Pension Liability, net of tax	—	—	—	174	174
Balance at March 31, 2024	$341	$—	$1,311,567	$(3,373)	$1,308,535

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(A) Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (the Company), which may be referred to as we, our, or us. All intercompany balances and transactions have been eliminated. The Company is a holding company whose assets consist of its investments in its subsidiaries, a joint venture, intercompany balances, and holdings of cash and cash equivalents. The businesses of the consolidated group are conducted through the Company’s subsidiaries. The Company conducts one of its cement plant operations through a joint venture, Texas Lehigh Cement Company L.P., which is located in Buda, Texas (the Joint Venture). Our investment in the Joint Venture is accounted for using the equity method of accounting, and those results have been included for the same period as our March 31 fiscal year end.

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

Accounts and Notes Receivable

Accounts and Notes Receivable have been shown net of the allowance for doubtful accounts of $6.7 million and $6.9 million at March 31, 2024 and 2023, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based on our assessment of the collectability of outstanding accounts receivable, and includes a provision for probable losses based on historical write-offs, adjusted for current economic trends in the construction industry, and a specific reserve for accounts deemed at risk. We have no significant credit risk concentration among our diversified customer bases. Bad debt expense was approximately $0.3 million, $0.3 million, and $0.3 million for the fiscal years ended March 31, 2024, 2023, and 2022, respectively. Write-offs of accounts receivable were approximately $0.6 million, $0.1 million, and $1.6 million for the fiscal years ended March 31, 2024, 2023, and 2022, respectively.

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

	March 31,
	2024	2023
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$122,772	$96,880
Finished Cement	71,396	46,364
Aggregates	12,149	8,309
Gypsum Wallboard	5,242	4,244
Paperboard	14,278	8,651
Repair Parts and Supplies	127,511	112,885
Fuel and Coal	20,575	14,549
	$373,923	$291,882

Property, Plant, and Equipment

Property, Plant, and Equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Annual maintenance is expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets and totaled $139.5 million, $129.6 million, and $122.4 million, for the fiscal years ended March 31, 2024, 2023, and 2022, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time. The estimated useful lives of the related assets are as follows:

Plants	20 to 30 years
Buildings	20 to 40 years
Machinery and Equipment	3 to 25 years

Maintenance and repair expenses are included in each segment’s costs and expenses. We incurred $220.1 million, $173.4 million, and $147.8 million of maintenance and repair expenses in the fiscal years ended March 31, 2024, 2023, and 2022, respectively, which is included in Cost of Goods Sold on the Consolidated Statement of Earnings.

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

Step 1 of the quantitative test for impairment compares the fair value of the reporting unit to its carrying value. If the carrying value exceeds the fair value, then an impairment is indicated. If facts and circumstances related to our business change in subsequent years, we may choose to perform a quantitative analysis in those future years. If we perform a Step 1 quantitative test and the carrying value of the reporting unit exceeds its fair value, then an impairment charge equal to the difference, not to exceed the total amount of Goodwill, is recorded.

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

We elected to perform a Step 1 quantitative test on all of our reporting units with Goodwill during the fourth quarter of fiscal 2024. We estimated the fair value of the reporting unit using a discounted cash flow model as well as a market analysis. Key assumptions in the model included estimated average net sales prices, sales volumes, and the estimated weighted average cost of capital specific to each industry. Based on the results of the Step 1 quantitative analysis, we concluded that the fair values of the reporting units substantially exceeded their carrying values, and therefore no impairment was recognized.

We performed qualitative assessments on all of our reporting units in the fourth quarter of fiscal years 2023 and 2022. As a result of these qualitative assessments, we determined it was not more likely than not that an impairment existed; therefore, we did not perform a Step 1 quantitative test in either fiscal 2023 or fiscal 2022.

Goodwill and Intangible Assets

Goodwill and Intangible Assets at March 31, 2024 and 2023, consist of the following:

	March 31, 2024
	Amortization Period	Cost	Additions	Accumulated Amortization	Net
	(dollars in thousands)
Goodwill and Intangible Assets:
Customer Contracts and Relationships	15 years	$141,194	$16,100	$(82,077)	$75,217
Permits	25-40 years	30,760	—	(13,413)	17,347
Trade Name	15 years	1,900	—	(916)	984
Goodwill		380,711	11,858	—	392,569
Total Goodwill and Intangible Assets		$554,565	$27,958	$(96,406)	$486,117

	March 31, 2023
	Amortization Period	Cost	Additions	Accumulated Amortization	Net
	(dollars in thousands)
Goodwill and Intangible Assets:
Customer Contracts and Relationships	15 years	$108,610	$32,584	$(75,413)	$65,781
Permits	25-40 years	30,410	350	(12,519)	18,241
Trade Name	15 years	1,500	400	(590)	1,310
Goodwill		329,137	51,574	—	380,711
Total Goodwill and Intangible Assets		$469,657	$84,908	$(88,522)	$466,043

Amortization expense of intangibles was $7.9 million, $6.8 million, and $4.4 million for the fiscal years ended March 31, 2024, 2023, and 2022, respectively. Amortization expense is expected to be approximately $7.7 million in fiscal 2025, $7.6 million in fiscal 2026, $7.5 million in fiscal 2027, $7.4 million in fiscal 2028, and $7.1 million in fiscal 2029.

Impairment or Disposal of Long-Lived and Intangible Assets

We assess our long-lived assets, including mining and related assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or group of assets, may not be recoverable. Long-lived assets, or group of assets, are evaluated for impairment at the lowest level for which cash flows are largely independent of the cash flows of other assets. We assess recoverability of assets, or group of assets, by comparing the carrying amount of an asset, or group of assets, to the future undiscounted net cash flows that we expect the asset, or group of assets, to generate. These impairment evaluations are significantly affected by estimates of future revenue, costs and expenses, and other factors. If the carrying value of the assets, or group of assets, exceeds the undiscounted cash flows, then an impairment is indicated. If such assets, or group of assets, are considered to be impaired, the impairment is recognized as the amount by which the carrying amount of the asset, or group of assets, exceeds the fair value of the asset, or group of assets. Any assets held for sale are reflected at the lower of their carrying amount or fair value less cost to sell. There were no indicators of impairment related to our long-lived assets during fiscal 2024.

Other Assets

Other Assets are primarily composed of financing costs related to our Revolving Credit Facility, deferred expenses, and deposits.

Income Taxes

We account for Income Taxes using the asset and liability method. The effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date. We recognize deferred taxes for the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities by applying enacted statutory tax rates for future years. In addition, we recognize future tax benefits to the extent that such benefits are more likely than not to be realized. See Footnote (I) for more information.

Stock Repurchases

Shares repurchased by the Company are considered retired and available for future issuance. When shares are repurchased, the Company first reduces Capital in Excess of Par Value, and if there is no balance in this account, the purchases are recorded as a reduction of Retained Earnings.

On May 17, 2022, the Board authorized the Company to repurchase an additional 7,500,000 shares. During fiscal years 2024, 2023, and 2022, we repurchased 1,863,534, 3,075,788, and 3,982,657 shares, respectively, at average prices of $243.02, $126.05, and $148.08, respectively. At March 31, 2024, the remaining authorized shares for repurchase totaled 5,883,670 shares.

Revenue Recognition

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard, and recycled paperboard. The majority of Revenue from the sale of concrete, aggregates, and gypsum wallboard is originated by purchase orders from our customers, who are mainly third-party contractors and suppliers. Revenue from the sale of cement is sold point-of-sale to customers under sales orders. Revenue from our Recycled Paperboard segment is generated mostly through long-term supply agreements. These agreements do not have a stated maturity date, but may be terminated by either party with a two- to three-year notice period. We invoice customers upon shipment, and our collection terms range from 30 to 75 days. Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard that is not related to long-term supply agreements is recognized upon shipment of the related products to customers, which is when title and ownership are transferred, and the customer is obligated to pay.

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

Approximately $215.3 million, $229.6 million, and $199.1 million of freight for the fiscal years ended March 31, 2024, 2023, and 2022, respectively, were included in both Revenue and Cost of Goods Sold in our Consolidated Statement of Earnings.

Other Nonoperating Income includes lease and rental income, asset sale income, non-inventoried aggregates sales income, and trucking income, as well as other miscellaneous revenue items and costs that have not been allocated to a business segment.

See Footnote (H) for disaggregation of Revenue by segment.

Comprehensive Income/Losses

As of March 31, 2024, we have an Accumulated Other Comprehensive Loss of $3.4 million, which is net of income taxes of $1.1 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

Consolidated Cash Flows – Supplemental Disclosures

Supplemental cash flow information is as follows:

	For the Years Ended March 31,
	2024	2023	2022
	(dollars in thousands)
Cash Payments:
Interest	$43,663	$31,596	$21,298
Income Taxes	124,482	131,512	86,407
Operating Cash Flows Used for Operating Leases	9,286	8,314	8,141

Noncash Financing Activities:
Right-of-Use Assets Obtained for Capitalized Operating Leases	$6,465	$1,711	$2,598
Excise Tax on Share Repurchases	3,432	738	—

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses of the operating units are included in Cost of Goods Sold on the Consolidated Statements of Earnings. Corporate General and Administrative (Corporate G&A) Expenses include administration, financial, legal, employee benefits, and other corporate activities, and are shown separately in the Consolidated Statements of Earnings. Corporate G&A also includes stock compensation expense. See Footnote (K) for more information.

Total Selling, General, and Administrative Expenses for each of the periods are summarized as follows:

	For the Years Ended March 31,
	2024	2023	2022
	(dollars in thousands)
Operating Units Selling, G&A	$75,001	$65,468	$56,561
Corporate G&A	59,795	53,630	46,801
	$134,796	$119,098	$103,362

Earnings per Share

	For the Years Ended March 31,
	2024	2023	2022
Weighted-Average Shares of Common Stock Outstanding	34,811,560	36,798,354	40,547,048
Effect of Dilutive Shares:
Assumed Exercise of Outstanding Dilutive Options	304,889	418,659	539,309
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(157,457)	(290,590)	(343,917)
Restricted Stock Units	138,879	126,519	187,272
Weighted-Average Common Stock and Dilutive Securities Outstanding	35,097,871	37,052,942	40,929,712

The line Less Shares Repurchased from Proceeds of Assumed Exercised Options includes unearned compensation related to outstanding stock options.

There were 16,609, 52,375, and 6,053 stock options at an average exercise price of $133.91 per share, $127.06 per share, and $139.80 per share, respectively, that were excluded from the computation of diluted earnings per share for the fiscal years ended March 31, 2024, 2023, and 2022, because such inclusion would have been anti-dilutive.

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

Recent Accounting Pronouncements

RECENTLY ADOPTED

None.

PENDING ADOPTION

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will become effective for public companies during annual reporting periods beginning after December 15, 2023, and interim reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires public entities to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts organized by specified categories with certain reconciling items broken out by nature and jurisdiction to the extent those items exceed a specified threshold. Additionally, all entities are required to disclose income taxes paid, net of refunds received, disaggregated by federal, state, and local, and by individual jurisdiction if the amount is at least 5% of the total income tax payments, net of refunds received. ASU 2023-09 is effective prospectively for annual periods beginning after December 15, 2024. Early adoption and retrospective application are permitted. ASU 2023-09 will not have any impact on the Company's results of operations, cash flows, and financial condition.

(B) ACQUISITION

Stockton Terminal Acquisition

On May 3, 2023, we purchased the assets of a cement import terminal in Stockton, California (the Stockton Terminal Acquisition), which was accounted for under the acquisition method. The purchase price of the Stockton Terminal Acquisition was approximately $55.1 million. The purchase price was funded primarily through borrowings under our Revolving Credit Facility. Operations related to the Stockton Terminal Acquisition are included in the Cement business in our segment reporting from May 3, 2023 through March 31, 2024.

The following table summarizes the allocation of the Purchase Price to assets acquired and liabilities assumed:

(dollars in thousands)
Inventory	$14,809
Prepaid and Other Assets	179
Property, Plant, and Equipment	12,737
Lease Right-of-Use Assets	1,646
Intangible Assets	16,100
Lease Obligations	(1,646)
Other Long-term Liabilities	(630)
Goodwill	11,858
Total Purchase Price	$55,053

The estimated useful lives assigned to Property, Plant, and Equipment range from 5 to 15 years, while the estimated useful lives assigned to Intangible Assets are 15 years.

The following table presents the Revenue and Operating Earnings related to the Stockton Terminal Acquisition that have been included in our Consolidated Statement of Earnings from May 3, 2023 through March 31, 2024.

For the Year Ended March 31,
2024
(dollars in thousands)
Revenue	$39,345
Operating Earnings	$(2,420)

Included in Operating Earnings shown above is approximately $2.6 million and $3.9 million related to depreciation and amortization and the recording of inventories at fair value, respectively.

(C) Property, Plant, and Equipment

Cost by major category and Accumulated Depreciation are summarized as follows:

	March 31,
	2024	2023
	(dollars in thousands)
Land and Quarries	$330,874	$311,743
Plants	2,501,627	2,423,426
Buildings, Machinery, and Equipment	264,180	226,018
Construction in Progress	68,136	65,455
	3,164,817	3,026,642
Accumulated Depreciation	(1,488,600)	(1,364,581)
	$1,676,217	$1,662,061

(D) Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2024	2023
	(dollars in thousands)
Payroll and Incentive Compensation	$34,274	$32,742
Benefits	17,507	16,130
Interest	6,374	7,163
Dividends	8,729	9,186
Property Taxes	5,921	6,671
Power and Fuel	2,993	3,051
Freight	2,893	1,663
Excise Tax	4,170	732
Legal and Professional	2,602	1,691
Sales and Use Tax	1,372	1,452
Other	7,492	5,991
	$94,327	$86,472

(E) Leases

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

Lease expense for our operating and short-term leases is as follows:

	For the Years Ended March 31,
	2024	2023	2022
	(dollars in thousands)
Operating Lease Cost	$8,030	$7,339	$6,543
Short-term Lease Cost	691	593	1,261
Total Lease Cost	$8,721	$7,932	$7,804

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	March 31,
	2024	2023
	(dollars in thousands)
Operating Leases:
Operating Lease Right-of-Use Assets	$19,373	$20,759

Current Operating Lease Liabilities	$7,899	$6,009
Noncurrent Operating Lease Liabilities	19,037	24,940
Total Operating Lease Liabilities	$26,936	$30,949

Future payments for operating leases are as follows:

Amount
Fiscal Year	(dollars in thousands)
2025	$8,650
2026	4,785
2027	3,619
2028	2,752
2029	2,675
Thereafter	11,006
Total Lease Payments	$33,487
Less: Imputed Interest	(6,551)
Present Value of Lease Liabilities	$26,936

Weighted-Average Remaining Lease Term (in years)	9.6
Weighted-Average Discount Rate	4.16%
(F) Indebtedness

Long-term debt consists of the following:

	As of March 31,
	2024	2023
	(dollars in thousands)
Revolving Credit Facility	$170,000	$157,000
2.500% Senior Unsecured Notes Due 2031	750,000	750,000
Term Loan	182,500	192,500
Total Debt	1,102,500	1,099,500
Less: Current Portion of Long-term Debt	(10,000)	(10,000)
Less: Unamortized Discount and Debt Issuance Costs	(9,201)	(10,468)
Long-term Debt	$1,083,299	$1,079,032

The weighted-average interest rate of borrowings under our Revolving Credit Facility during fiscal years 2024, 2023, and 2022 was approximately 6.6%, 3.7%, and 1.5%, respectively. The weighted-average interest rate on our Term Loan was approximately 6.6% and 4.4% during fiscal years 2024 and 2023, respectively. The interest rate on the Revolving Credit Facility and Term Loan was approximately 6.7% and 6.0% at March 31, 2024 and 2023, respectively.

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

The Company pays each lender a participation fee with respect to such lender’s participation in letters of credit, and the fee accrues at the same Applicable Rate (as defined in the Revolving Credit Facility) used to determine the interest rate applicable to Eurodollar Revolving Loans (as defined in the Revolving Credit Facility), plus a fronting fee for each letter of credit issued by the issuing bank in an amount equal to 12.5 basis points per annum on the daily maximum amount then available to be drawn under such letter of credit. The Company also pays each issuing bank such bank’s standard fees with respect to issuance, amendment or extensions of letters of credit and other processing fees, and other standard costs and charges relating to such issuing bank’s letters of credit from time to time.

There was $170.0 million of outstanding borrowings under the Revolving Credit Facility, plus $8.3 million of outstanding letters of credit as of March 31, 2024, leaving us with $571.7 million of available borrowings under the Revolving Credit Facility, net of outstanding letters of credit. We were in compliance with all covenants at March 31, 2024; therefore, all $571.7 million is available for future borrowings.

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

Our maturities of long-term debt during the next five fiscal years are as follows:

Fiscal Year	Amount
2025	$10,000
2026	10,000
2027	10,000
2028	322,500
2029	—
Thereafter	750,000
Total	$1,102,500

Retirement of Debt

In connection with the issuance of the 2.500% Senior Unsecured notes, on July 1, 2021, we repaid all outstanding amounts and terminated our $665.0 million term loan credit agreement (the Term Loan Facility). The Term Loan Facility was used to pay a portion of the purchase price for the Kosmos Acquisition, and fees and expenses incurred in connection with the Kosmos Acquisition in March 2020.

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

(G) Fair Value of Financial Instruments

The fair value of our senior notes has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Unsecured Notes at March 31, 2024 is as follows:

Fair Value
(dollars in thousands)
2.500% Senior Unsecured Notes Due 2031	$628,000

The estimated fair value of our long-term debt was based on publicly quoted prices of these debt instruments (level 1 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities approximate their fair values at March 31, 2024, due to the short-term maturities of these assets and liabilities. The fair value of our Revolving Credit Facility and Term Loan also approximates its carrying values at March 31, 2024.

(H) Business Segments

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

We operate eight modern cement plants (one of which is operated through a joint venture located in Buda, Texas), one slag grinding facility, and over 30 cement distribution terminals, including terminals acquired in the Stockton Terminal Acquisition. Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, Tennessee, and Texas. We operate over 25 readymix concrete batch plants and five aggregates processing plants in markets that are complementary to our cement network.

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

	For the Years Ended March 31,
	2024	2023	2022
	(dollars in thousands)
Revenue
Cement	$1,226,017	$1,074,070	$1,007,094
Concrete and Aggregates	252,952	239,516	177,122
Gypsum Wallboard	839,530	872,471	692,152
Paperboard	184,188	201,280	194,054
	2,502,687	2,387,337	2,070,422
Less: Intersegment Revenue	(130,654)	(125,750)	(105,001)
Less: Joint Venture Revenue	(112,736)	(113,518)	(103,899)
	$2,259,297	$2,148,069	$1,861,522

	For the Years Ended March 31,
	2024	2023	2022
	(dollars in thousands)
Intersegment Revenue
Cement	$35,363	$32,915	$22,915
Concrete and Aggregates	12,940	—	—
Paperboard	82,351	92,835	82,086
	$130,654	$125,750	$105,001
Cement Sales Volume (M tons)
Wholly Owned	6,610	6,399	6,711
Joint Venture	679	734	823
	7,289	7,133	7,534

	For the Years Ended March 31,
	2024	2023	2022
		(dollars in thousands)
Operating Earnings
Cement	$338,349	$278,762	$259,556
Concrete and Aggregates	12,401	18,259	18,467
Gypsum Wallboard	334,536	352,499	261,476
Paperboard	31,616	25,220	12,603
Sub-Total	716,902	674,740	552,102
Corporate General and Administrative Expense	(59,795)	(53,630)	(46,801)
Loss on Early Retirement of Senior Notes	—	—	(8,407)
Other Nonoperating Income (Loss)	3,087	2,654	9,073
Earnings Before Interest and Income Taxes	660,194	623,764	505,967
Interest Expense, net	(42,257)	(35,171)	(30,873)
Earnings Before Income Taxes	$617,937	$588,593	$475,094
Cement Operating Earnings
Wholly Owned	$306,768	$243,288	$227,068
Joint Venture	31,581	35,474	32,488
	$338,349	$278,762	$259,556
Capital Expenditures
Cement	$65,442	$39,049	$31,535
Concrete and Aggregates	15,103	35,503	5,239
Gypsum Wallboard	29,127	31,063	32,405
Paperboard	10,085	2,898	2,579
Corporate and Other	548	1,630	2,363
	$120,305	$110,143	$74,121
Depreciation, Depletion, and Amortization
Cement	$89,138	$81,643	$79,560
Concrete and Aggregates	19,728	17,413	9,656
Gypsum Wallboard	23,038	21,744	22,024
Paperboard	14,811	14,942	14,721
Corporate and Other	3,117	2,812	2,850
	$149,832	$138,554	$128,811

	March 31,
	2024	2023	2022
	(dollars in thousands)
Segment Assets
Cement	$2,042,499	$1,905,227	$1,860,649
Concrete and Aggregates	225,485	234,767	89,405
Gypsum Wallboard	432,122	421,425	397,486
Paperboard	170,832	163,797	180,025
Corporate and Other, net	76,081	55,786	52,087
	$2,947,019	$2,781,002	$2,579,652

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

The segment breakdown of Goodwill at March 31, 2024 and 2023 is as follows:

	For the Years Ended March 31,
	2024	2023
	(dollars in thousands)
Cement	$227,639	$215,781
Concrete and Aggregates	40,774	40,774
Gypsum Wallboard	116,618	116,618
Paperboard	7,538	7,538
	$392,569	$380,711

Summarized financial information for the Joint Venture that is not consolidated is set out below. The summarized financial information includes the total amount of the Joint Venture and not our 50% interest in those amounts:

	For the Years Ended March 31,
	2024	2023
	(dollars in thousands)
Revenue	$225,503	$227,565
Gross Margin	$71,077	$77,673
Earnings Before Income Taxes	$63,644	$71,491

	As of March 31,
	2024	2023
	(dollars in thousands)
Current Assets	$111,164	$88,562
Noncurrent Assets	$158,618	$124,503
Current Liabilities	$27,994	$29,434

On May 1, 2024, the Company and HM Southeast Cement LLC, a subsidiary of Heidelberg Materials, (our Joint Venture Partner) entered into a put option agreement (Put Option Agreement) that provides for the grant of reciprocal put options by the parties with respect to their 50% partnership interests in the Joint Venture. If the Company or our Joint Venture Partner exercises its put option under the Put Option Agreement, the other party is required to purchase the 50% partnership interest held by the exercising party for approximately $550.0 million, subject to certain customary adjustments. The put option can only be exercised in the event of a triggering event, which is defined as the entry by the exercising party into a binding and effective outside purchase agreement. An outside purchase agreement is a definitive agreement for the purchase of assets or operations to be used in the production or sale of grey cement products or slag in the Joint Venture market area for total consideration equal to or greater than $1 billion. The Put Option Agreement is effective for 15 months, and expires on August 1, 2025.

(I) Income Taxes

The provision for income taxes from continuing operations includes the following components:

	For the Years Ended March 31,
	2024	2023	2022
	(dollars in thousands)
Current Provision
Federal	$111,690	$103,940	$87,626
State	20,689	18,520	6,924
	132,379	122,460	94,550
Deferred Provision (Benefit)
Federal	5,607	11,321	3,491
State	2,312	(6,728)	2,806
	7,919	4,593	6,297
Provision for Income Taxes	$140,298	$127,053	$100,847

The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,
	2024	2023	2022
	(dollars in thousands)
Earnings Before Income Taxes	$617,937	$588,593	$475,094
Income Taxes at Statutory Rate	$129,766	$123,605	$99,770
Increases (Decreases) in Tax Resulting from
State Income Taxes, net	18,172	16,821	12,743
Statutory Depletion in Excess of Cost	(9,883)	(8,253)	(7,796)
Excess Tax Benefit from Stock Compensation	(5,417)	(1,593)	(3,048)
Meals and Entertainment Disallowance	524	484	279
Limitation on Officer's Compensation	6,513	3,009	2,568
Valuation Allowance	500	(7,205)	(4,556)
Other	123	185	887
Provision for Income Taxes	$140,298	$127,053	$100,847
Effective Tax Rate	23%	22%	21%

Components of deferred income taxes are as follows:

	March 31,
	2024	2023
	(dollars in thousands)
Items Giving Rise to Deferred Tax Liabilities
Excess Tax Depreciation and Amortization	$(260,577)	$(253,541)
Investment in Joint Venture Basis Differences	(4,294)	(8,744)
Depletable Assets	(7,710)	(3,876)
Right-of-Use Assets	(4,774)	(5,202)
Inventory	—	(406)
Other	(2,956)	(2,908)
Total Deferred Tax Liabilities	$(280,311)	$(274,677)
Items Giving Rise to Deferred Tax Assets
Change in Accruals	$13,313	$12,886
Bad Debts	1,621	1,662
Long-term Incentive Compensation Plan	3,622	3,515
Credits and Other Carryforwards	11,466	12,995
Lease Liability	6,598	7,647
Inventory	307	—
Pension	1,087	1,128
Subtotal	38,014	39,833
Valuation Allowance	(2,500)	(2,000)
Total Deferred Tax Assets	$35,514	$37,833

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

We had state net operating loss carryforwards of $1.6 million at March 31, 2024, compared with $2.3 million at March 31, 2023, net of Valuation Allowance. We had state income tax credit carryforwards of $9.9 million at March 31, 2024, compared with $10.7 million at March 31, 2023, net of Valuation Allowance. The state income tax credits may be carried forward indefinitely.

We file income tax returns in U.S. federal and various state jurisdictions. The Company is currently subject to U.S. federal income tax examinations for the year ended March 31, 2019, and forward.

Uncertain Tax Positions

We are subject to audit examinations at federal, state, and local levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of these challenges is subject to uncertainty.

We review and assess all tax positions subject to uncertainty on a more-likely-than-not standard with respect to the ultimate outcome if challenged. We measure and record tax benefit or expense only when the more-likely-than-not threshold is met. The change in unrecognized tax benefits for the years ended March 31, 2024, 2023, and 2022 was as follows:

	For the Years Ended March 31,
	2024	2023	2022
	(dollars in thousands)
Balance at Beginning of Year	$1,284	$1,284	$1,284
Increase Related to Current Tax Positions	—	—	—
Decrease Related to Current Tax Positions	—	—	—
Payments	—	—	—
	$1,284	$1,284	$1,284

We classify interest and penalties related to uncertain tax positions as current income tax expense. We recorded no interest and penalties for each of the fiscal years ended March 31, 2024, 2023, and 2022.

(J) Commitments and Contingencies

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

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At March 31, 2024, we had contingent liabilities under these outstanding letters of credit of approximately $8.3 million.

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

We have certain forward purchase contracts, primarily for natural gas, that expire during calendar years 2024 and 2025. The contracts comprise approximately 35% of our anticipated natural gas usage.

(K) Stock Option Plans

On August 3, 2023, our stockholders approved the Eagle Materials Inc. 2023 Equity Incentive Plan (the 2023 Plan), which reserves 1,425,000 shares for future grants of stock awards. Under the terms of the 2023 Plan, we can issue equity awards, including stock options, restricted stock units, restricted stock, and stock appreciation rights to employees of the Company, members of the Board of Directors, consultants, independent contractors, and agents of the Company. The Compensation Committee of our Board (the Compensation Committee) specifies grant terms for awards under the Plan.

Long-Term Compensation Plans

Options

In May 2023, under the 2013 Amended and Restated Incentive Plan (the Prior Plan), the Compensation Committee of the Board approved the granting to certain officers and key employees an aggregate of 2,296 performance-vesting stock options that would be earned only if certain performance conditions were satisfied (the Fiscal 2024 Employee Performance Stock Option Award). The performance criterion for the Fiscal 2024 Employee Performance Stock Option Award was based upon the achievement of certain levels of return on equity (as defined in the option agreements), ranging from 10% to 20%, from the performance periods described below. All stock options in each performance period will be earned if the return on equity is 20% or greater. If the return on equity is less than 20% but at least 10% in any performance period, the amount of stock options earned in such period will be reduced proportionately using straight-line interpolation, such that approximately 66.7% of the amount of stock options granted will be earned if the return on equity is 10%. If the Company does not achieve a return on equity of at least 10% during any performance period, all stock option awards for the performance period will be forfeited.

The stock option performance periods are as follows:

	Options	Performance Period	Vesting Date
One-Year Performance Shares	574	April 1, 2023 to March 31, 2024	May 2024
Two-Year Performance Shares	574	April 1, 2023 to March 31, 2025	May 2025
Three-Year Performance Shares	1,148	April 1, 2023 to March 31, 2026	May 2026

The stock options have a term of 10 years from the grant date. During fiscal 2024, the return on equity exceeded 20%, therefore all of the One-Year Performance Shares were earned.

The Compensation Committee also approved the granting of 1,914 time-vesting stock options to the same officers and key employees, which vest ratably over three years.

In August 2023, under the 2023 Plan, the Compensation Committee granted 1,348 options to members of the Board (the Fiscal 2024 Board Stock Option Award). Options granted under the Fiscal 2024 Board Stock Option Award vest one year after the date of grant, and can be exercised from the vesting date until their expiration on the tenth anniversary of the grant date.

All stock options issued during fiscal 2024 and 2023 were valued at the grant date using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model to value the option awards in fiscal 2024 and 2023 are as follows:

	2024	2023
Dividend Yield	7.5%	0.8%
Expected Volatility	38.8%	38.2%
Risk-Free Interest Rate	3.74%	2.90%
Expected Life	6.0 years	6.0 years

In addition to the stock options described above, we issue stock options to certain employees from time to time. Any options issued are valued using the Black-Scholes option pricing model on the grant date and expensed over the vesting period.

Stock option expense for all outstanding stock option awards was approximately $2.0 million, $3.4 million, and $3.4 million for the years ended March 31, 2024, 2023, and 2022, respectively. At March 31, 2024, there was approximately $1.7 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

The following table shows stock option activity for the years presented:

	For the Years Ended March 31,
	2024		2023		2022
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at Beginning of Year	436,949	$89.69	456,849	$83.81	708,501	$83.85
Granted	5,558	$172.62	56,621	$125.90	11,316	$140.42
Exercised	(189,143)	$90.40	(73,343)	$80.19	(247,578)	$86.97
Cancelled	(1,000)	$73.37	(3,178)	$109.15	(15,390)	$76.63
Outstanding Options at End of Year	252,364	$91.28	436,949	$89.69	456,849	$83.81
Options Exercisable at End of Year	215,913		339,043		314,624
Weighted-Average Fair Value of Options Granted During the Year		$69.84		$48.36		$49.18

The following table summarizes information about stock options outstanding at March 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$59.32 - $81.28	107,490	5.64	$62.50	107,490	$62.50
$91.21 - $106.00	75,608	4.27	$94.15	73,750	$94.07
$118.27 - $190.97	69,266	8.08	$131.95	34,673	$130.74
	252,364	5.90	$91.04	215,913	$84.24

At March 31, 2024, the aggregate intrinsic value for outstanding and exercisable options was approximately $45.6 million and $40.5 million, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2024, 2023, and 2022 was approximately $18.8 million, $4.4 million and $15.7 million, respectively.

Restricted Stock

In May 2023, under the Prior Plan, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 45,693 shares of performance-vesting restricted stock that would be earned only if certain performance conditions were satisfied (the Fiscal 2024 Employee Restricted Stock Performance Award). The performance criterion for the Fiscal 2024 Employee Restricted Stock Performance Award was based upon the achievement of certain levels of return on equity (as defined in the agreement), ranging from 10% to 20%, for the performance periods described below. All stock options in each performance period will be earned if the return on equity is 20% or greater. If the return on equity is less than 20% but at least 10% in any performance period, the amount of stock options earned in such period will be reduced proportionately using straight-line interpolation, such that approximately 66.7% of the amount of stock options granted will be earned if the return on equity is 10%. If the Company does not achieve a return on equity of at least 10% during any performance period, all awards for the period will be forfeited. The restricted share performance periods are as follows:

	Shares	Performance Period	Vesting Date
One-Year Performance Shares	11,424	April 1, 2023 to March 31, 2024	May 2024
Two-Year Performance Shares	11,424	April 1, 2023 to March 31, 2025	May 2025
Three-Year Performance Shares	22,845	April 1, 2023 to March 31, 2026	May 2026

During fiscal 2024, the return on equity exceeded 20%, therefore all One -Year Performance Shares were earned.

The Compensation Committee also approved the granting of 38,072 shares of time-vesting restricted stock to the same officers and key employees, which vest ratably over three years (the Fiscal 2024 Employee Restricted Stock Time-Vesting Award). The Fiscal 2024 Employee Restricted Stock Performance Award and the Fiscal 2024 Employee Restricted Stock Time-Vesting Award were valued at the closing price of the stock on the date of grant and are being expensed over a three-year period.

In August 2023, under the 2023 Plan, we granted 10,755 shares of restricted stock to members of the Board (the Fiscal 2024 Board Restricted Stock Award). Restrictions on these shares will lapse one year after the grant date. The Fiscal 2024 Board Restricted Stock Award was valued at the closing price of the stock on the grant date and is being expensed over a one-year period.

In addition to the restricted stock described above, from time to time we issue restricted stock to certain employees. These awards are valued at the closing price of the stock on the grant date and expensed over the vesting period.

The fair value of restricted stock is estimated based on the stock price at the date of the grant. The following table summarizes the activity for nonvested restricted shares during the fiscal years ended March 31, 2024, 2023, and 2022:

	For the Years Ended March 31,
	2024		2023		2022
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested Restricted Stock at Beginning of Year	219,084	$96.54	258,779	$85.34	267,090	$62.56
Granted	97,257	$169.62	111,230	$126.23	113,414	$139.91
Vested	(111,695)	$124.78	(147,678)	$104.33	(116,507)	$87.47
Cancelled	(3,000)	$30.38	(3,247)	$124.82	(5,218)	$75.10
Nonvested Restricted Stock at End of Year	201,646	$122.58	219,084	$96.54	258,779	$85.34

Expense related to restricted shares was $17.9 million, $13.7 million, and $10.9 million in fiscal years ended March 31, 2024, 2023, and 2022, respectively. At March 31, 2024, there were approximately 201,000 shares with remaining restrictions, for which $17.4 million of unearned compensation will be recognized over a weighted-average period of 1.4 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the 2023 Plan was 1,411,799 shares at March 31, 2024.

(L) Net Interest Expense

The following components are included within Interest Expense, net:

	For the Years Ended March 31,
	2024	2023	2022
	(dollars in thousands)
Interest Income	$(1,043)	$(421)	$(39)
Interest Expense	41,403	33,706	21,637
Other Expenses	1,897	1,886	9,275
Interest Expense, net	$42,257	$35,171	$30,873

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

(M) Pension and Profit Sharing Plans

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

The following table provides a reconciliation of the Benefit Obligations and Fair Values of Plan Assets for all defined benefit plans for the years ended March 31, 2024 and 2023, as well as a statement of the funded status for the same periods:

	For the Years Ended March 31,
	2024	2023
	(dollars in thousands)
Reconciliation of Benefit Obligations
Benefit Obligation at April 1,	$29,189	$33,909
Interest Cost on Projected Benefit Obligation	1,413	1,240
Actuarial Gain	(829)	(4,509)
Benefits Paid	(1,643)	(1,451)
Benefit Obligation at March 31,	$28,130	$29,189
Reconciliation of Fair Value of Plan Assets
Fair Value of Plan Assets at April 1,	$31,106	$36,313
Actual Return on Plan Assets	641	(3,756)
Employer Contributions	20	—
Benefits Paid	(1,643)	(1,451)
Fair Value of Plan Assets at March 31,	30,124	31,106
Funded Status
Funded Status at March 31,	$1,994	$1,917
Amounts Recognized in the Balance Sheet Include:
Other Assets	$1,994	$1,917
Accumulated Other Comprehensive Losses
Net Actuarial Loss	4,454	4,662
Accumulated Other Comprehensive Losses	$4,454	$4,662
Tax Impact	(1,081)	(1,115)
Accumulated Other Comprehensive Losses, net of tax	$3,373	$3,547

Net periodic pension cost for the fiscal years ended March 31, 2024, 2023, and 2022, included the following components:

	For the Years Ended March 31,
	2024	2023	2022
	(dollars in thousands)
Interest Cost of Projected Benefit Obligation	1,413	1,240	1,167
Expected Return on Plan Assets	(1,512)	(1,366)	(1,299)
Recognized Net Actuarial Loss	250	123	143
Net Periodic Pension Cost	$151	$(3)	$11

Expected benefit payments over the next five years, and the following five years under the pension plans are expected to be as follows (dollars in thousands):

Fiscal Years	Total
2025	$1,843
2026	$1,874
2027	$1,951
2028	$1,988
2029	$1,962
2030-2034	$9,853

The following tables set forth the assumptions used in the actuarial calculations of the present value of Net Periodic Benefit Costs and Benefit Obligations:

	March 31,
	2024	2023	2022
Net Periodic Benefit Costs
Discount Rate	4.99%	3.75%	3.33%
Expected Return on Plan Assets	5.00%	3.85%	3.50%
Rate of Compensation Increase	n/a	n/a	n/a

	March 31,
	2024	2023
Benefit Obligations
Discount Rate	5.27%	4.99%
Rate of Compensation Increase	n/a	n/a

The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted-average rate of earnings on the portfolio over the long term. To determine this rate, we developed estimates of the key components underlying capital asset returns that include: market-based estimates of inflation, real risk-free rates of return, yield curve structure, credit-risk premiums, and equity-risk premiums. Because our pension plans were frozen beginning in fiscal 2021, the rate of compensation increase is not applicable. We used these components as appropriate to develop benchmark estimates for the expected long-term management approach that we employ.

The pension plans’ approximate weighted-average asset allocation at March 31, 2024 and 2023, and the range of target allocation are as follows:

		Percentage of Plan Assets at March 31,
	Range of Target Allocation	2024	2023
Asset Category
Equity Securities	10 – 20%	—	9%
Debt Securities	60 – 90%	98%	89%
Other	0 – 20%	2%	2%
Total		100%	100%

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

Based on our current actuarial estimates, we do not anticipate making any contributions to our defined benefit plans for fiscal 2025.

The fair values of our defined benefit plans’ consolidated assets by category as of March 31, 2024 and 2023 were as follows:

	March 31,
	2024	2023
	(dollars in thousands)
Equity Securities	$—	$2,878
Fixed Income Securities	29,541	27,811
Cash Equivalents	583	417
Total	$30,124	$31,106

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Footnote (A) to the Consolidated Financial Statements.

The fair values by category of inputs as of March 31, 2024, were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Categories	(dollars in thousands)
Equity Securities	$—	$—	$—	$—
Fixed Income Securities	—	29,541	—	29,541
Cash Equivalents	583	—	—	583
	$583	$29,541	$—	$30,124

The fair values by category of inputs as of March 31, 2023, were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Categories	(dollars in thousands)
Equity Securities	$—	$2,878	$—	$2,878
Fixed Income Securities	—	27,811	—	27,811
Cash Equivalents	417	—	—	417
	$417	$30,689	$—	$31,106

Equity securities consist of funds that are not actively traded. These funds are maintained by an investment manager and are primarily invested in indexes. The remaining funds, excluding cash, primarily consist of investments in institutional funds.

Profit Sharing Plans

We also provide profit sharing plans, which cover substantially all salaried and certain hourly employees. The profit sharing plans are defined contribution plans funded by employer discretionary contributions; employees may also contribute a certain percentage of their base annual salary. Employees are fully vested in their own contributions and become fully vested in any Company contributions over a four-year period. Costs relating to the employer discretionary contributions for our plan totaled $9.6 million, $9.1 million, and $8.5 million in fiscal years 2024, 2023, and 2022, respectively.

We also made matching contributions to the hourly profit sharing plan for certain of our entities totaling $1.8 million, $1.4 million, and $1.3 million for these employees during fiscal years 2024, 2023, and 2022, respectively.

Approximately 50 of our employees belong to two different multi-employer plans. One of the collective bargaining agreements for the employees who participate in the multi-employer plans expired in February 2024 and is currently being renegotiated, and the other expires in March 2025. Our expense related to these plans was approximately $1.7 million, $1.8 million, and $1.7 million during fiscal years 2024, 2023, and 2022, respectively. We anticipate the total expense in fiscal 2025 related to these plans will be approximately $2.0 million.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Eagle Materials Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and Subsidiaries (the Company) as of March 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive earnings, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 22, 2024 expressed an unqualified opinion thereon.

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

As described in Note A, the Company’s raw materials and materials-in-progress inventory balance was $122.8 million at March 31, 2024. Components of this balance include raw materials that are purchased from third parties, as well as clinker, which is internally manufactured and represents an intermediary product before it is ground into cement powder. Due to the nature of raw materials and materials-in-progress inventory, the Company utilizes technology to measure certain volumes of the inventory stockpiles and applies standard density factors to convert the measurements to tons of inventory, which is then compared to the Company’s recorded balance.

Auditing management’s process for measuring certain raw materials and materials-in-progress inventory was complex as auditor judgment was necessary to evaluate the Company’s process for measuring the inventory, given the technology utilized, and converting the measurements to tonnage.

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

May 22, 2024

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established a system of disclosure controls and other procedures that are designed to ensure that information related to the Company, that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and CFO, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.

There were no changes that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2024. The effectiveness of our internal control over financial reporting as of March 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Eagle Materials Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Eagle Materials Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Eagle Materials Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2024, and the related notes, and our report dated May 22, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas

May 22, 2024

ITEM 9b. Other Information

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement during the Company's fiscal fourth quarter ended March 31, 2024.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13, and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s August 1, 2024 Annual Meeting of Stockholders (the 2024 EXP Proxy Statement):

Items	Caption in the 2024 EXP Proxy Statement
10	Executive Officers Who Are Not Directors
10	Election of Directors and Related Matters
10	Stock Ownership - Insider Trading and Prohibited Transactions in Company Securities
10	Stock Ownership – Code of Conduct
11	Executive Compensation
11	Compensation Discussion and Analysis
11	Potential Payments Upon Termination or Change in Control
12	Stock Ownership
13	Stock Ownership – Related Party Transactions
13	Election of Directors and Related Matters
14	Relationship with Independent Public Accountants

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

ITEM 11. Executive Compensation

See Item 10.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 10.

EQUITY COMPENSATION PLAN

The following table shows the number of outstanding options and shares available for future issuance of options under the Company's equity compensation plans as of March 31, 2024. Our equity compensation plans have been approved by the Company's stockholders.

Plan Category	Incentive Plan	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining for future issuance under equity compensation plans excluding securities reflected in column
Equity compensation plans approved by stockholders	2013	251,016	$90.51	1,411,798
Equity compensation plans approved by stockholders	2023	1,348	$190.97	—
Equity compensation plans not approved by stockholders		—	—	—
		252,364	$91.04	1,411,798

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

See Item 10.

ITEM 14. Principal Accounting Fees and Services

See Item 10.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

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
3.
Exhibits
The information on exhibits required by this Item 15 is set forth in the Eagle Materials Inc. Index to Exhibits appearing on pages 104-109 of this Report.

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

4.3

Indenture, dated as of May 8, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on May 11, 2009 (File No. 001-12984) and incorporated herein by reference.

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

10.2

The Eagle Materials Inc. Amended and Restated Incentive Plan, filed as Exhibit A to the Company’s Schedule 14A filed with the Commission on June 21, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.2(a)

Amendment to Amended and Restated Incentive Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on July 28, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.3

Eagle Materials Inc. 2023 Equity Incentive Plan, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on August 4, 2023 (File No. 001-12984) and incorporated herein by reference.(1)

10.4

Form of Restricted Stock Unit Agreement for Non-Employee Directors filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2006 (File No. 001-12984) and incorporated herein by reference. (1)

10.5

Form of Restricted Stock Agreement filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Commission on August 6, 2010 (File No. 001-12984) and incorporated herein by reference. (1)

10.6

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Commission on November 7, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.7

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.7(a)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.7(b)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Commission on November 5, 2014 (File No. 001-12984) and incorporated herein by reference. (1)

10.8

Form of Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Commission on August 4, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.8(a)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on October 27, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.8(b)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Commission on October 27, 2015 (File No. 001-12984) and incorporated herein by reference. (1)

10.9

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.9(a)

Form of Restricted Stock Agreement for Non-Employee Directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.9(b)

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.9(c)

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

10.16(a)

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2024 filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 23, 2023 (Filed No. 001-12984) and incorporated herein by reference. (1)

10.16(b)

Eagle Materials Inc. Special Situation Program for Fiscal 2024 filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 23, 2023 (File No. 001-12984) and incorporated herein by reference. (1)

10.17

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and Michael R. Haack, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.17(a)

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and D. Craig Kesler, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.17(b)

Change in Control Continuity Agreement, dated as of May 31, 2022, by and between Eagle Materials Inc. and Matt Newby, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the Commission on July 27, 2023 (File No. 001-12984) and incorporated herein by reference. (1)

10.18

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.18(a)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.19

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Commission on July 31, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.19(a)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Commission on July 31, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.20

Amended and Restated Eagle Materials Inc. Employee Severance Plan and Summary Plan Description, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, filed with the Commission on January 28, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

10.21

Form of Performance Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Commission on July 28, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

10.22

Form of Time Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Commission on July 28, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

10.23

Eagle Materials Inc. Director Compensation Summary filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on October 26, 2023 (File No. 001-12984) and incorporated herein by reference. (1)

10.24

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the Commission on October 28, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

10.25

Form of Performance Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Commission on July 28, 2022 (File No. 001-12984) and incorporated herein by reference. (1)

10.26

Form of Time Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Commission on July 28, 2022 (File No. 001-12984) and incorporated herein by reference. (1)

10.27

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Commission on July 28, 2022 (File No. 001-12984) and incorporated herein by reference. (1)

10.28

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Commission on July 28, 2022 (File No. 001-12984) and incorporated herein by reference. (1)

10.30

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on October 26, 2022 (File No. 001-12984) and incorporated herein by reference. (1)

10.31

Form of Time Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the Commission on July 27, 2023 (File No. 001-12984) and incorporated herein by reference. (1)

10.32

Form of Performance Vesting Restricted Stock Agreement, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the Commission on July 27, 2023 (File No. 001-12984) and incorporated herein by reference. (1)

10.33

Form of Director Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on October 26, 2023 (File No. 001-12984) and incorporated herein by reference. (1)

10.34

Form of Director Stock Option Agreement for Senior Executives, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on October 26, 2023 (File No. 001-12984) and incorporated herein by reference. (1

19.1*	Insider Trading Policy.

21*	Subsidiaries of the Company.

23.1*	Consent of Registered Independent Public Accounting Firm – Ernst & Young LLP.

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosure.

97.1*	Recoupment Policy.

101.INS*	Inline XBRL Instance Document – This instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – (formatted as Inline XBRL and Contained in Exhibit 101).

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

EAGLE MATERIALS INC.
Registrant

May 22, 2024	/s/ Michael R. Haack
Michael R. Haack, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 22, 2024	/s/ Michael R. Haack
Michael R. Haack President and Chief Executive Officer (principal executive officer)

May 22, 2024	/s/ D. Craig Kesler
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

May 22, 2024	/s/ William R. Devlin
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)

May 22, 2024	/s/ Richard Beckwitt
Richard Beckwitt, Director

May 22, 2024	/s/ Margot L. Carter
Margot L. Carter, Director

May 22, 2024	/s/ George J. Damiris
George J. Damiris, Director

May 22, 2024	/s/ Martin M. Ellen
Martin M. Ellen, Director

May 22, 2024	/s/ Mauro Gregorio
Mauro Gregorio, Director

May 22, 2024	/s/ Michael R. Nicolais
Michael R. Nicolais, Director

May 22, 2024	/s/ David B. Powers
David B. Powers, Director

May 22, 2024	/s/ Mary P. Ricciardello
Mary P. Ricciardello, Director

May 22, 2024	/s/ Richard R. Stewart
Richard R. Stewart, Director