Form 10-Q
period 2024-06-30
EAGLE MATERIALS INC
filed 2024-07-30
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of July 26, 2024, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	33,618,968

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended June 30,
	2024	2023
	(dollars in thousands, except share and per share data)
Revenue	$608,689	$601,521
Cost of Goods Sold	421,821	425,526
Gross Profit	186,868	175,995
Equity in Earnings of Unconsolidated Joint Venture	7,716	3,159
Corporate General and Administrative Expense	(15,649)	(11,679)
Other Non-Operating Income (Expense)	2,683	213
Interest Expense, net	(10,684)	(12,239)
Earnings before Income Taxes	170,934	155,449
Income Taxes	(37,092)	(34,600)
Net Earnings	$133,842	$120,849

EARNINGS PER SHARE
Basic	$3.97	$3.43
Diluted	3.94	3.40
AVERAGE SHARES OUTSTANDING
Basic	33,734,280	35,274,753
Diluted	33,993,023	35,532,284
CASH DIVIDENDS PER SHARE	$0.25	$0.25

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended June 30,
	2024	2023
	(dollars in thousands)
Net Earnings	$133,842	$120,849
Net Actuarial Change in Defined Benefit Plans
Amortization of Net Actuarial Loss	60	63
Tax Expense	(15)	(15)
Comprehensive Earnings	$133,887	$120,897

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	March 31,
	2024	2024
	(dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$46,540	$34,925
Accounts and Notes Receivable, net	278,428	202,985
Inventories	371,619	373,923
Income Tax Receivable	2,605	9,910
Prepaid and Other Assets	13,797	5,950
Total Current Assets	712,989	627,693
Property, Plant, and Equipment, net	1,676,041	1,676,217
Investment in Joint Venture	121,409	113,478
Operating Lease Right-of-Use Assets	17,970	19,373
Goodwill and Intangible Assets, net	484,298	486,117
Other Assets	30,160	24,141
Total Assets	$3,042,867	$2,947,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$148,231	$127,183
Accrued Liabilities	89,537	94,327
Operating Lease Liabilities	7,008	7,899
Income Tax Payable	35,774	—
Current Portion of Long-term Debt	10,000	10,000
Total Current Liabilities	290,550	239,409
Long-term Debt	1,091,116	1,083,299
Noncurrent Operating Lease Liabilities	17,902	19,037
Other Long-term Liabilities	49,916	51,942
Deferred Income Taxes	242,585	244,797
Total Liabilities	1,692,069	1,638,484
Stockholders’ Equity
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 33,761,968 and 34,143,945 Shares, respectively	338	341
Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(3,328)	(3,373)
Retained Earnings	1,353,788	1,311,567
Total Stockholders’ Equity	1,350,798	1,308,535
	$3,042,867	$2,947,019

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended June 30,
	2024	2023
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$133,842	$120,849
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Noncash Activity
Depreciation, Depletion, and Amortization	38,350	36,682
Deferred Income Tax Provision	(2,212)	2,312
Stock Compensation Expense	4,539	6,457
Equity in Earnings of Unconsolidated Joint Venture	(7,716)	(3,159)
Distributions from Joint Venture	—	2,500
Changes in Operating Assets and Liabilities
Accounts and Notes Receivable	(75,443)	(46,213)
Inventories	2,304	4,166
Accounts Payable and Accrued Liabilities	15,503	(5,100)
Other Assets	(16,724)	(9,577)
Income Taxes Payable (Receivable)	40,193	31,570
Net Cash Provided by Operating Activities	132,636	140,487
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(33,128)	(35,999)
Acquisition Spending	—	(55,053)
Net Cash Used in Investing Activities	(33,128)	(91,052)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Credit Facility	10,000	65,000
Repayment of Term Loan	(2,500)	(2,500)
Dividends Paid to Stockholders	(8,538)	(8,995)
Purchase and Retirement of Common Stock	(85,490)	(74,058)
Proceeds from Stock Option Exercises	56	10,385
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,421)	(1,360)
Net Cash Used in Financing Activities	(87,893)	(11,528)
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,615	37,907
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,925	15,242
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,540	$53,149

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2023	$358	$—	$1,188,883	$(3,547)	$1,185,694
Net Earnings	—	—	120,849	—	120,849
Stock Compensation Expense	—	6,457	—	—	6,457
Stock Option Exercises and Restricted Share Issuances	2	10,383	—	—	10,385
Shares Redeemed to Settle Employee Taxes	(1)	(1,359)	—	—	(1,360)
Purchase and Retirement of Common Stock	(5)	(15,481)	(59,313)	—	(74,799)
Dividends to Shareholders	—	—	(8,863)	—	(8,863)
Unfunded Pension Liability, net of tax	—	—	—	48	48
Balance at June 30, 2023	$354	$—	$1,241,556	$(3,499)	$1,238,411

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2024	$341	$—	$1,311,567	$(3,373)	$1,308,535
Net Earnings	—	—	133,842	—	133,842
Stock Compensation Expense	—	4,539	—	—	4,539
Stock Option Exercises and Restricted Share Issuances	—	56	—	—	56
Shares Redeemed to Settle Employee Taxes	—	(1,421)	—	—	(1,421)
Purchase and Retirement of Common Stock	(3)	(3,174)	(83,168)	—	(86,345)
Dividends to Shareholders	—	—	(8,453)	—	(8,453)
Unfunded Pension Liability, net of tax	—	—	—	45	45
Balance at June 30, 2024	$338	$—	$1,353,788	$(3,328)	$1,350,798

See Notes to Unaudited Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying Unaudited Consolidated Financial Statements as of and for the three-month period ended June 30, 2024, include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 22, 2024.

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

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Three Months Ended June 30,
	2024	2023
	(dollars in thousands)
Cash Payments
Interest	$3,678	$14,993
Income Taxes	780	636
Operating Cash Flows Used for Operating Leases	2,287	2,391

Noncash Financing Activities
Excise Tax on Share Repurchases	$855	$741
Right-of-Use Assets Obtained for Capitalized Operating Leases	719	4,166

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

Revenue from sales under our long-term supply agreements is also recognized upon transfer of control to the customer, which generally occurs at the time the product is shipped from the production facility or terminal location. Our long-term supply agreements with customers define, among other commitments, the volume of product we must provide and the volume that the customer must purchase by the end of the defined periods. Pricing structures under our agreements are generally market-based, but are subject to certain contractual adjustments. Shortfall amounts, if applicable under these arrangements, are constrained and not recognized as Revenue until an agreement is reached with the customer and, therefore, are not subject to the risk of reversal.

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

(D) ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable are shown net of the allowance for doubtful accounts totaling $6.7 million and $6.7 million at June 30, 2024, and March 31, 2024, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based on analysis of economic trends in the construction industry, detailed analysis of the expected collectability of past due accounts receivable, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

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

	June 30,	March 31,
	2024	2024
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$126,351	$122,772
Finished Cement	69,507	71,396
Aggregates	13,983	12,149
Gypsum Wallboard	6,914	5,242
Recycled Paperboard	10,007	14,278
Repair Parts and Supplies	122,247	127,511
Fuel and Coal	22,610	20,575
	$371,619	$373,923

(F) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	June 30,	March 31,
	2024	2024
	(dollars in thousands)
Payroll and Incentive Compensation	$18,768	$34,274
Benefits	17,514	17,507
Dividends	8,644	6,374
Interest	13,379	8,729
Property Taxes	8,453	5,921
Power and Fuel	2,679	2,993
Freight	5,144	2,893
Excise Tax	5,025	4,170
Legal and Professional	2,904	2,602
Sales and Use Taxes	1,905	1,372
Other	5,122	7,492
	$89,537	$94,327

(G) LEASES

We lease certain real estate, buildings, and equipment, including railcars and barges. Certain of these leases contain escalations of rent over the term of the lease, as well as options for us to extend the term of the lease at the end of the original term. These extensions range from periods of one year to 20 years. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. In calculating the present value of future minimum lease payments, we use the rate implicit in the lease if it can be determined. Otherwise, we use our incremental borrowing rate in effect at the commencement of the lease to determine the present value of the future minimum lease payments. Additionally, we lease certain equipment under short-term leases with initial terms of less than 12 months, which are not recorded on the balance sheet.

Lease expense for our operating and short-term leases is as follows:

	For the Three Months Ended June 30,
	2024	2023
	(dollars in thousands)
Operating Lease Cost	$2,047	$2,274
Short-term Lease Cost	341	223
Total Lease Cost	$2,388	$2,497

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	June 30,	March 31,
	2024	2024
	(dollars in thousands)
Operating Leases
Operating Lease Right-of-Use Assets	$17,970	$19,373

Current Operating Lease Liabilities	$7,008	$7,899
Noncurrent Operating Lease Liabilities	17,902	19,037
Total Operating Lease Liabilities	$24,910	$26,936

Future payments for operating leases are as follows (dollars in thousands):

Fiscal Year	Amount
2025 (remaining nine months)	$6,355
2026	4,784
2027	3,618
2028	2,752
2029	2,675
Thereafter	11,016
Total Lease Payments	$31,200
Less: Imputed Interest	(6,290)
Present Value of Lease Liabilities	$24,910

Weighted-Average Remaining Lease Term (in years)	9.8
Weighted-Average Discount Rate	4.21%

(H) Share-BASED EMPLOYEE COMPENSATION

On August 3, 2023, our stockholders approved the Eagle Materials Inc. 2023 Equity Incentive Plan (the 2023 Plan), which reserves 1,425,000 shares for future grants of stock awards. Under the terms of the 2023 Plan, we can issue equity awards, including stock options, restricted stock units, restricted stock, and stock appreciation rights to employees of the Company, members of the Board of Directors and consultants, independent contractors, and agents of the Company. The Compensation Committee of our Board of Directors (Compensation Committee) specifies grant terms for awards under the Plan.

Fiscal 2025 Equity Awards

In May 2024, the Compensation Committee awarded to certain officers and key employees an aggregate of 29,391 performance stock units and 1,963 performance stock options, which represents achievement of the target level of performance (collectively, the Performance Stock Awards). For the Performance Stock Awards to be earned, the Company must achieve performance vesting criteria as modified based on the Company’s average absolute total stockholder return during the performance period. The performance vesting criteria are based upon certain levels of average annual return on equity (as defined in the Performance Stock Award Agreements) ranging from 10.0% to 20.0% measured at the end of fiscal 2027 (three-year performance period) as modified by total stockholder return. Performance outcomes (taking into account both criteria) will result in a threshold vesting percentage of 50% of target and maximum performance will result in a vesting percentage of 200% of target. If the threshold vesting percentage is not achieved none of the Performance Stock Awards will be earned.

Our Performance Stock Awards are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance targets being achieved or exceeded. The maximum expense for our outstanding Performance Stock Awards is approximately $11.7 million. Any forfeitures are recognized as a reduction to expense in the period in which they occur.

The fair value of the above Performance Stock Awards was determined using a Monte Carlo simulation. The following are key inputs in the Monte Carlo analysis for the Fiscal 2025 Employee Performance Stock Awards.

Measurement Period (in years)	2.85
Risk-Free Interest Rate	4.7%
Dividend Yield	0.4%
Volatility	31.4%
Estimated Fair Value of Market-Based PSAs at Grant Date	$238.27

In addition to the Performance Stock Awards discussed above, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 1,963 time-vesting stock options which vest ratably over three years (the Fiscal 2025 Employee Time-Vesting Stock Option Grant) and 30,272 shares of time-vesting restricted stock units, which vest ratably over three years (the Fiscal 2025 Employee Restricted Stock Unit Time-Vesting Award). The Fiscal 2025 Employee Restricted Stock Unit Time-Vesting Award was valued at the closing price of the stock on the grant date and is being expensed over a three-year period. The Fiscal 2025 Employee Time-Vesting Stock Option Grant was valued at their grant date using the Black-Scholes option pricing model, which used similar input as the Monte Carlo analysis shown above.

In addition to the stock options described above, we may issue equity awards, including stock options, restricted stock, and restricted stock units, to certain employees from time to time. Any options issued are valued using the Black-Scholes options pricing model on the grant date and expensed over the vesting period, while restricted stock and restricted stock units are valued using the closing price on the date of grant and expensed over the vesting period.

Long-Term Compensation Plans

STOCK OPTIONS

Stock option expense for all outstanding stock option awards totaled approximately $0.3 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively. At June 30, 2024, there was approximately $1.9 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 1.6 years.

The following table represents stock option activity for the three months ended June 30, 2024:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at March 31, 2024	252,364	$91.28
Granted	3,926	$238.27
Exercised	(424)	$132.70
Cancelled	—	$—
Outstanding Options at June 30, 2024	255,866	$93.23
Options Exercisable at June 30, 2024	217,398
Weighted-Average Fair Value of Options Granted During the Year	$101.99

The following table summarizes information about stock options outstanding at June 30, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$59.32 - $81.28	107,490	5.39	$62.50	107,490	$62.50
$87.37 - $106.24	75,608	4.02	$94.15	73,750	$94.07
$118.27 - $139.25	59,839	7.78	$127.52	31,500	$128.30
$143.09 - $238.27	12,929	8.74	$184.69	4,658	$149.25
	255,866	5.72	$93.23	217,398	$84.60

At June 30, 2024, the aggregate intrinsic value for the outstanding and exercisable options was approximately $31.9 million and $28.9 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2024, was approximately $0.1 million.

RESTRICTED STOCK UNITS AND RESTRICTED STOCK

The following table summarizes the activity for restricted stock units and nonvested restricted stock during the three months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted Stock Units and Nonvested Restricted Stock at March 31, 2024	204,946	$121.12
Granted	59,663	$238.10
Vested	(14,923)	$178.58
Forfeited	—	$—
Restricted Stock Units and Nonvested Restricted Stock at June 30, 2024	249,686	$150.61

Expense related to restricted stock units and restricted stock was approximately $4.3 million and $6.0 million for the three months ended June 30, 2024, and 2023, respectively. At June 30, 2024, there was approximately $30.9 million of unearned compensation from restricted stock units and nonvested restricted shares, which will be recognized over a weighted-average period of 1.9 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 1,351,520 at June 30, 2024.

(I) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended June 30,
	2024	2023
Weighted-Average Shares of Common Stock Outstanding	33,734,280	35,274,753
Effect of Dilutive Shares
Assumed Exercise of Outstanding Dilutive Options	250,430	320,261
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(98,558)	(173,894)
Restricted Stock and Restricted Stock Units	106,871	111,164
Weighted-Average Common Stock and Dilutive Securities Outstanding	33,993,023	35,532,284
Shares Excluded Due to Anti-Dilution Effects, Including Contingent Awards	56,641	58,288

(J) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several single-employer defined benefit plans and defined contribution plans, which together cover substantially all our employees. Benefits paid under the single-employer defined benefit plans covering certain hourly employees were historically based on years of service and the employee’s qualifying compensation over the last few years of employment. These plans have been frozen to new participants and new benefits over the last several years, with the last plan frozen during fiscal 2020. Our defined benefit plans are all fully funded, with plan assets exceeding the benefit obligation at March 31, 2024. Due to the frozen status and current funding of the single-employer pension plans, our expected pension expense for fiscal 2025 is less than $0.2 million.

(K) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2024, was approximately 22%, which is consistent with the tax rate for the three months ended June 30, 2023. The effective tax rate was higher than the U.S. Statutory rate of 21% mainly due to state income taxes, partially offset by a benefit recognized related to percentage depletion.

(L) LONG-TERM DEBT

Long-term Debt at June 30, 2024 was as follows:

	June 30,	March 31,
	2024	2024
	(dollars in thousands)
Revolving Credit Facility	$180,000	$170,000
2.500% Senior Unsecured Notes Due 2031	750,000	750,000
Term Loan	180,000	182,500
Total Debt	1,110,000	1,102,500
Less: Current Portion of Long-term Debt	(10,000)	(10,000)
Less: Unamortized Discounts and Debt Issuance Costs	(8,884)	(9,201)
Long-term Debt	$1,091,116	$1,083,299

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

There was $180.0 million of outstanding borrowings under the Revolving Credit Facility, plus $10.0 million outstanding letters of credit as of June 30, 2024, leaving us with $560.0 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We were in compliance with all Financial Covenants on June 30, 2024; therefore, the entire $560.0 million is available for future borrowings.

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

(M) SEGMENT INFORMATION

Operating segments are defined as components of an enterprise engaged in business activities that earn revenue, incur expenses, and prepare separate financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance.

Our business is organized into two sectors within which there are four reportable business segments. The Heavy Materials sector includes the Cement and Concrete and Aggregates segments. The Light Materials sector includes the Gypsum Wallboard and Recycled Paperboard segments.

Our primary products are commodities that are essential in commercial and residential construction; public construction projects to build, expand, and repair roads and buildings; and all repair and remodel activities. Demand for our products is generally cyclical and seasonal, depending on economic and geographic conditions. We distribute our products across many United States markets, which provides us with regional economic diversification. Our operations are conducted in the U.S. and include the mining of limestone for the manufacture, production, distribution, and sale of portland cement (a basic construction material that is the essential binding ingredient in concrete); the grinding and sale of slag; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; and the mining and sale of aggregates (crushed stone, sand, and gravel).

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

	For the Three Months Ended June 30,
	2024	2023
	(dollars in thousands)
Revenue
Cement	$339,162	$329,032
Concrete and Aggregates	64,815	70,453
Gypsum Wallboard	217,826	219,097
Recycled Paperboard	54,240	45,328
	676,043	663,910
Less: Intersegment Revenue	(38,044)	(35,266)
Less: Joint Venture Revenue	(29,310)	(27,123)
	$608,689	$601,521

	For the Three Months Ended June 30,
	2024	2023
	(dollars in thousands)
Intersegment Revenue
Cement	$10,280	$10,137
Concrete and Aggregates	3,777	3,038
Recycled Paperboard	23,987	22,091
	$38,044	$35,266
Cement Sales Volume (M tons)
Wholly Owned	1,767	1,848
Joint Venture	180	165
	1,947	2,013

	For the Three Months Ended June 30,
	2024	2023
	(dollars in thousands)
Operating Earnings
Cement	$89,125	$74,061
Concrete and Aggregates	2,980	7,034
Gypsum Wallboard	93,976	90,857
Recycled Paperboard	8,503	7,202
Sub-Total	194,584	179,154
Corporate General and Administrative Expense	(15,649)	(11,679)
Other Non-Operating Income (Loss)	2,683	213
Earnings Before Interest and Income Taxes	181,618	167,688
Interest Expense, net	(10,684)	(12,239)
Earnings Before Income Taxes	$170,934	$155,449
Cement Operating Earnings
Wholly Owned	$81,409	$70,902
Joint Venture	7,716	3,159
	$89,125	$74,061
Capital Expenditures
Cement	$18,794	$18,368
Concrete and Aggregates	6,589	3,220
Gypsum Wallboard	3,280	11,028
Recycled Paperboard	3,561	3,268
Corporate and Other	904	115
	$33,128	$35,999
Depreciation, Depletion, and Amortization
Cement	$22,917	$21,679
Concrete and Aggregates	4,530	5,031
Gypsum Wallboard	6,473	5,461
Recycled Paperboard	3,690	3,719
Corporate and Other	740	792
	$38,350	$36,682

	June 30,	March 31,
	2024	2024
	(dollars in thousands)
Identifiable Assets
Cement	$2,121,374	$2,042,499
Concrete and Aggregates	242,607	225,485
Gypsum Wallboard	429,773	432,122
Recycled Paperboard	167,405	170,832
Other, net	81,708	76,081
	$3,042,867	$2,947,019

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

The segment breakdown of Goodwill is as follows:

	June 30,	March 31,
	2024	2024
	(dollars in thousands)
Cement	$227,639	$227,639
Concrete and Aggregates	40,774	40,774
Gypsum Wallboard	116,618	116,618
Recycled Paperboard	7,538	7,538
	$392,569	$392,569

Summarized financial information for the Joint Venture that is not consolidated is set out below. This summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts:

	For the Three Months Ended June 30,
	2024	2023
	(dollars in thousands)
Revenue	$58,620	$54,246
Gross Margin	$16,424	$8,538
Earnings Before Income Taxes	$15,548	$6,364

	June 30,	March 31,
	2024	2024
	(dollars in thousands)
Current Assets	$123,487	$111,164
Noncurrent Assets	$172,875	$158,618
Current Liabilities	$49,102	$27,994

(N) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended June 30,
	2024	2023
	(dollars in thousands)
Interest Income	$(182)	$(158)
Interest Expense	10,391	11,923
Other Expenses	475	474
Interest Expense, net	$10,684	$12,239

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs.

(O) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At June 30, 2024, we had contingent liabilities under these outstanding letters of credit of approximately $10.0 million.

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

We are currently contingently liable for performance under $30.1 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our 2.500% Senior Unsecured Notes at June 30, 2024, is as follows:

Fair Value
(dollars in thousands)
2.500% Senior Unsecured Notes Due 2031	$634,000

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (Level 1 input). The carrying values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at June 30, 2024, due to the short-term maturities of these assets and liabilities. The fair value of our Revolving Credit Facility and Term Loan also approximates the carrying value at June 30, 2024.

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

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the three months ended June 30, 2024, and 2023, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard.

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

MARKET CONDITIONS AND OUTLOOK

Our end markets remained steady despite continued restrictive monetary policy from the U.S. Federal Reserve. Although Sales Volume for both Cement and Gypsum Wallboard declined in the first quarter of fiscal 2025, the decline was relatively low, and both pricing and demand remained relatively strong.

Demand Outlook

The macroeconomic environment continues to be constructive for our products. We expect demand for cement to remain steady given increased federal funding from the Infrastructure Investment and Jobs Act for public construction and repair projects; continued high allocations from state budgets for additional infrastructure projects; and growth in heavy industrial projects. The chronic housing shortage driven by more than a decade of underproduction supports solid levels of housing construction activity, and at this time, most consumers are employed and confident they will remain employed. These conditions support the housing market; however, persistent inflation and the impact of interest rates on affordability have moderated housing market strength. Nonetheless, we also believe our geographical footprint across the U.S. heartland and fast-growing Sun Belt region positions us to capitalize on these favorable market dynamics.

Cost Outlook

We believe we are well-positioned to manage our cost structure and meet our customers’ needs during this fiscal year. Our substantial raw material reserves for our Cement, Aggregates, and Gypsum Wallboard businesses, and their proximity to our respective manufacturing facilities, support our low-cost producer position across all our business segments.

Energy costs, primarily solid fuel, decreased slightly in all our businesses, but primarily Cement, during the first quarter of fiscal 2025 compared with fiscal 2024. We anticipate fuel costs will be lower in fiscal 2025 but will remain higher than they have been historically. We are expecting increases in freight and delivery costs in fiscal 2025 compared with fiscal 2024.

The primary raw material used to produce paperboard is OCC. Prices for OCC increased during the three months ended June 30, 2024 as compared to fiscal 2024. Fiber prices are subject to change upon short notice due to several factors, including supply of OCC and demand for OCC from both domestic and international companies. Our current customer contracts for gypsum liner include price adjustments that partially compensate for changes in raw material fiber prices. However, because these price adjustments are not realized until future quarters, material costs in our Gypsum Wallboard segment are likely to fluctuate until the effects of these price adjustments are realized.

Maintenance costs increased in fiscal 2024, and we expect continued inflation for maintenance in fiscal 2025 as equipment and contractor costs remain high.

RESULTS OF OPERATIONS

THREE MONTHS ENDED June 30, 2024, Compared WITH THREE MONTHS ENDED June 30, 2023

	For the Three Months Ended June 30,
	2024	2023	Change
	(dollars in thousands, except per share)
Revenue	$608,689	$601,521	1%
Cost of Goods Sold	(421,821)	(425,526)	(1)%
Gross Profit	186,868	175,995	6%
Equity in Earnings of Unconsolidated Joint Venture	7,716	3,159	144%
Corporate General and Administrative	(15,649)	(11,679)	34%
Other Non-Operating Income	2,683	213	1160%
Interest Expense, net	(10,684)	(12,239)	(13)%
Earnings Before Income Taxes	170,934	155,449	10%
Income Tax Expense	(37,092)	(34,600)	7%
Net Earnings	$133,842	$120,849	11%
Diluted Earnings per Share	$3.94	$3.40	16%

REVENUE

Revenue increased by $7.2 million, or 1%, to $608.7 million for the three months ended June 30, 2024. Higher gross sales prices positively affected Revenue by $26.8 million, and were partially offset by lower Sales Volume, which adversely affected Revenue by approximately $19.6 million.

COST OF GOODS SOLD

Cost of Goods Sold decreased by $3.7 million, or 1%, to $421.8 million for the three months ended June 30, 2024. The decrease was due to lower Sales Volume of 15.4 million, partially offset by higher operating costs of $11.7 million. Higher operating costs were primarily related to our Concrete and Aggregates and Recycled Paperboard businesses and are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit increased 6% to $186.7 million during the three months ended June 30, 2024. The increase was primarily related to higher gross sales prices, partially offset by lower Sales Volume and increased operating costs. The gross margin expanded to 31%, with higher gross sales prices being partially offset by a rise in operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture increased by $4.5 million, or 144%, for the three months ended June 30, 2024. The increase was primarily due to higher Sales Volume and lower operating costs, which positively affected earnings by approximately $0.3 million and $4.5 million, respectively. This was partially offset by lower gross sales prices of $0.3 million. Decreased operating costs were primarily related to lower maintenance and energy costs, which increased operating earnings by $3.5 million and $0.5 million respectively. Lower maintenance costs in the current fiscal quarter were partly due to maintenance costs in the prior year being approximately $2.8 million higher than normal given an extended outage that required additional maintenance spending as well as reduced production.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses increased by approximately $3.9 million, or 34%, for the three months ended June 30, 2024. The increase was due primarily to higher salary and incentive compensation, insurance, and information technology costs of $1.2 million, $1.0 million, and $1.6 million, respectively.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net decreased by approximately $1.5 million, or 13%, during the three months ended June 30, 2024. This decrease was primarily due to lower interest on our revolving credit facility, which was related to lower average outstanding borrowings in the first quarter of fiscal 2025 compared with the prior-year period.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes increased to $170.9 million during the three months ended June 30, 2024, primarily as a result of higher Gross Profit and Equity in Earnings of Unconsolidated Joint Venture, and lower Interest expense, which was partially offset by higher Corporate General and Administrative expense.

INCOME TAX EXPENSE

Income Tax Expense was $37.1 million for the three months ended June 30, 2024, compared with $34.6 million for the three months ended June 30, 2023. The effective tax rate remained consistent at 22% with the prior-year period.

NET EARNINGS

Net Earnings increased 11% to $133.8 million for the three months ended June 30, 2024, as discussed above.

Three MONTHS ENDED June 30, 2024 vs. three MONTHS ENDED June 30, 2023 BY SEGMENT

The following presents results within our two business sectors for the three months ended June 30, 2024, and 2023. Revenue and operating results are organized by sector and discussed by individual business segments.

Heavy Materials

CEMENT (1)

	For the Three Months Ended June 30,
	2024	2023	Percentage Change
	(in thousands, except per ton information)
Revenue, including Intersegment and Joint Venture	$339,162	$329,032	3%
Less Intersegment Revenue	(10,280)	(10,137)	1%
Less Joint Venture Revenue	(29,310)	(27,123)	8%
Revenue	$299,572	$291,772	3%

Sales Volume (M Tons)	1,947	2,013	(3)%
Freight and Delivery Costs billed to Customers	$(20,372)	$(17,528)	16%
Average Net Sales Price, per ton (2)	$156.10	$147.27	6%
Operating Margin, per ton	$45.78	$36.79	24%
Operating Earnings	$89,125	$74,061	20%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Net of freight per ton, including Joint Venture.

Cement Revenue was $339.2 million, a 3% increase, for the three months ended June 30, 2024. Higher gross sales prices increased Cement Revenue by approximately $20.3 million, and were partially offset by lower Sales Volume of $10.2 million.

Cement Operating Earnings increased by $15.0 million to $89.1 million for the three months ended June 30, 2024. The increase was due to higher gross sales prices of $20.3 million which were partially offset by lower Sales Volume and higher operating costs of $2.9 million and $2.4 million, respectively. The increase in operating costs was primarily due to higher freight, labor, depreciation, and purchased raw materials costs of approximately $3.4 million, $1.1 million, $1.2 million, and $2.6 million, respectively. These were partially offset by lower maintenance and fuel costs of $1.8 million and $0.9 million, and the impact of recording acquired inventories at fair value in the first quarter of fiscal 2024 of $2.8 million. The Operating Margin increased to 26% from 23% as a result of higher gross sales prices, partially offset by the increase in operating expenses.

CONCRETE AND AGGREGATES

	For the Three Months Ended June 30,
	2024	2023	Percentage Change
	(in thousands, except net sales prices)
Revenue, including Intersegment	$64,815	$70,453	(8)%
Less Intersegment Revenue	$(3,777)	$(3,038)	24%
Revenue	$61,038	$67,415	(9)%

Sales Volume
M Cubic Yards of Concrete	343	385	(11)%
M Tons of Aggregate	799	1,157	(31)%
Average Net Sales Price
Concrete - Per Cubic Yard	$148.56	$141.80	5%
Aggregates - Per Ton	$12.61	$11.30	12%

Operating Earnings	$2,980	$7,034	(58)%

Concrete and Aggregates Revenue declined 8% to $64.8 million for the three months ended June 30, 2024. The decrease was due to lower Sales Volume, which reduced Revenue by $9.3 million, partially offset by higher gross sales prices of $3.6 million.

Operating Earnings were approximately $3.0 million, a 58% decline. Lower Sales Volume of $2.8 million and higher operating costs of $4.9 million contributed to the decrease, and were partially offset by higher gross sales prices of $3.6 million. The increase in operating costs was primarily due to higher materials, maintenance, and delivery expenses of approximately $2.3 million, $1.3 million, and $1.3 million, respectively.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended June 30,
	2024	2023	Percentage Change
	(in thousands, except per MSF information)
Revenue	$217,826	$219,097	(1)%

Sales Volume (MMSF)	757	763	(1)%
Freight and Delivery Costs billed to Customers	$(36,485)	$(38,608)	(5)%
Average Net Sales Price, per MSF (1)	$239.43	$236.66	1%
Freight, per MSF	$48.20	$50.60	(5)%
Operating Margin, per MSF	$124.14	$119.08	4%
Operating Earnings	$93,976	$90,857	3%

(1) Net of freight per MSF.

Gypsum Wallboard Revenue was $217.8 million, a 1% decrease for the three months ended June 30, 2024. Lower Sales Volume reduced Revenue by approximately $1.7 million, partially offset by higher gross sales prices of $0.4 million. Our market share remained relatively consistent during the three months ended June 30, 2024.

Operating Earnings increased 3% to $94.0 million, primarily because of higher gross sales prices of $0.4 million and lower operating costs of $3.4 million. The higher gross sales prices were partially offset by lower Sales Volume of $0.7 million. The lower operating costs were primarily related to freight and energy, which positively affected Operating Earnings by approximately $1.9 million and $1.1 million, respectively. Operating Margin increased to 43% for the three months ended June 30, 2024, primarily because of higher gross sales prices and lower operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended June 30,
	2024	2023	Percentage Change
	(in thousands, except per ton information)
Revenue, including Intersegment	$54,240	$45,328	20%
Less Intersegment Revenue	(23,987)	(22,091)	9%
Revenue	$30,253	$23,237	30%

Sales Volume (M Tons)	91	83	10%
Average Net Sales Price, per ton (1)	$597.41	$536.56	11%
Operating Margin, per ton	$93.44	$86.77	8%
Operating Earnings	$8,503	$7,202	18%

(1) Net of freight per ton.

Recycled Paperboard Revenue increased 20% to $54.2 million during the three months ended June 30, 2024. Higher gross sales prices and Sales Volume increased Revenue by $4.9 million and $4.0 million, respectively. Higher gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 18% to $8.5 million, primarily because of higher gross sales prices and Sales Volume, which increased Operating Earnings by $4.9 million and $0.6 million, respectively. This was partially offset by higher operating costs, which reduced Operating Earnings by approximately $4.2 million. The increase in operating costs was primarily related to higher input costs, namely fiber,of approximately $6.6 million which were partially offset by lower energy, chemical, and freight costs of $1.0 million, $0.7 million, and $0.5 million, respectively. The Operating Margin remained consistent at 16%, with the increase in operating costs offsetting the higher gross sales prices. Although the Company has certain pricing provisions in its long-term sales agreements, prices are only adjusted at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts disclosed in the financial statements. In many cases, alternative policies or estimation techniques could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare our financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

Information regarding our Critical Accounting Policies can be found in our Annual Report. The three Critical Accounting Policies that we believe are material to our financial statements, and either require the most judgment, or the selection or application of alternative accounting policies, are those related to long-lived assets, goodwill, and business combinations. Management has discussed the development and selection of these Critical Accounting Policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm. In addition, Note (A) to the financial statements in our Annual Report contains a summary of our significant accounting policies.

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

Cash Flow

The following table provides a summary of our Cash Flows:

	For the Three Months Ended June 30,
	2024	2023
	(dollars in thousands)
Net Cash Provided by Operating Activities	$132,636	$140,487
Investing Activities
Additions to Property, Plant, and Equipment	(33,128)	(35,999)
Acquisition Spending	—	(55,053)
Net Cash Used in Investing Activities	(33,128)	(91,052)
Financing Activities
Increase in Credit Facility	10,000	65,000
Repayment of Term Loan	(2,500)	(2,500)
Dividends Paid to Stockholders	(8,538)	(8,995)
Purchase and Retirement of Common Stock	(85,490)	(74,058)
Proceeds from Stock Option Exercises	56	10,385
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,421)	(1,360)
Net Cash Used in Financing Activities	(87,893)	(11,528)
Net Increase in Cash and Cash Equivalents	$11,615	$37,907

Net Cash Provided by Operating Activities decreased by $7.9 million to $132.6 million during the three months ended June 30, 2024. This decrease was primarily attributable to lower cash flows from changes in Working

Capital and dividends from our Unconsolidated Joint Venture of $8.9 million and $2.5 million, respectively. This was partially offset by higher Net Earnings, adjusted for approximately $3.7 million of non-cash expenses.

Working Capital increased by $34.1 million to $422.4 million at June 30, 2024, compared with March 31, 2024. The increase was primarily due to higher Cash, Accounts and Notes Receivable, net, and Prepaid and Other Assets of $11.6 million, $75.4 million, and $7.9 million, respectively. This was partially offset by $7.3 million of lower Income Tax Receivable, $21.0 million of higher Accounts Payable, and $35.7 million of higher Income Tax Payable.

The increase in Accounts Receivable at June 30, 2024, was primarily related to higher Revenue during the three months ended June 30, 2024, particularly in the month of June, compared with the three months ended March 31, 2024. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 46% and 33% at June 30, 2024 and March 31, 2024, respectively. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at June 30, 2024.

Our Inventory balance at June 30, 2024, decreased by approximately $2.3 million from our balance at March 31, 2024. Within Inventory, Recycled Paperboard and Repair Parts inventory declined $4.3 million and $5.3 million, respectively. This was partially offset by increased Raw Materials and Materials-in-Progress, Aggregates and Gypsum Wallboard inventory of approximately $3.6 million, $1.9 million, and $1.7 million, respectively. The relatively flat balance in Raw Materials and Materials-in-Progress is consistent with our business cycle; we generally build up clinker inventory over the winter months to meet the demand for cement in the spring and summer. The decrease in Repair Parts inventory was primarily due to the completion of most of our scheduled outages during the quarter. The largest individual balance in our Inventory is our Repair Parts. These parts are necessary given the size and complexity of our manufacturing plants, as well as the age of certain of our plants, which creates the need to stock a high level of Repair Parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence because our products are basic construction materials.

Net Cash Used in Investing Activities during the three months ended June 30, 2024, was approximately $33.1 million, compared with $91.1 million during the same period in 2023. The $58.0 million decrease was primarily related to the $55.1 million purchase of the Stockton Terminal in May 2023.

Net Cash Used in Financing Activities was $87.9 million during the three months ended June 30, 2024 compared with $11.5 million during the same period in 2023. The $76.4 million increase was primarily related to lower borrowings and Proceeds from Stock Option Exercises of $55.0 million and $10.3 million, respectively, as well as higher Purchase and Retirement of Common Stock of $11.4 million.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 45.1% and 44.0%, respectively, at June 30, 2024, compared with 45.7% and 44.9%, respectively, at March 31, 2024.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities at June 30, 2024:

Maturity
Revolving Credit Facility	May 2027
Term Loan	May 2027
2.500% Senior Unsecured Notes	July 2031

See Footnote (M) to the Unaudited Consolidated Financial Statements for further details on the Company’s debt facilities, including interest rate, and financial and other covenants and restrictions.

The revolving borrowing capacity of our Revolving Credit Facility is $750.0 million (any revolving loans borrowed under the Revolving Credit Facility, as applicable, the Revolving Loans). The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At June 30, 2024 we had $180.0 million outstanding of Revolving Loans under the Revolving Credit Facility and $10.0 million of outstanding letters of credit, leaving us with $560.0 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We are contingently liable for performance under $30.1 million in performance bonds relating primarily to our mining operations. We do not have any off-balance sheet debt, or any outstanding debt guarantees.

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

We have approximately $24.9 million of lease liabilities at June 30, 2024, that have an average remaining life of approximately 9.9 years.

Dividends

Dividends paid were $8.5 million and $9.0 million for the three months ended June 30, 2024, and 2023, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

During the three months ended June 30, 2024, our share repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2024	129,067	$256.53	129,067
May 1 through May 31, 2024	118,618	253.81	118,618
June 1 through June 30, 2024	100,048	222.63	100,048
Quarter 1 Totals	347,733	$245.85	347,733
Year-to-Date Totals	347,733	$245.85	347,733	5,535,937

On May 17, 2022, the Board of Directors authorized us to repurchase an additional 7.5 million shares. This authorization brought the cumulative total of Common Stock our Board has approved for repurchase in the open market to 55.9 million shares since we became publicly held in April 1994. Through June 30, 2024, we have repurchased approximately 50.4 million shares.

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

During the three months ended June 30, 2024, the Company withheld from employees 5,493 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is necessary once the Restricted Shares or Restricted Share Units are vested.

Capital Expenditures

The following table details capital expenditures by category:

	For the Three Months Ended June 30,
	2024	2023
	(dollars in thousands)
Land and Quarries	$2,344	$548
Plants	13,591	16,272
Buildings, Machinery, and Equipment	17,193	19,179
Total Capital Expenditures	$33,128	$35,999

Capital expenditures for fiscal 2025 are expected to range from $310.0 million to $340.0 million and will be allocated across both Heavy Materials and Light Materials sectors. These estimated capital expenditures will include maintenance capital expenditures and improvements, as well as other safety and regulatory projects.

FORWARD LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations. These statements are not historical facts or guarantees of future performance but instead represent only the Company’s belief at the time the statements were made regarding future events which are subject to certain risks, uncertainties and other factors, many of which are outside the Company’s control. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company’s actual performance include the following: the cyclical and seasonal nature of the Company’s businesses; fluctuations in public infrastructure expenditures; adverse weather conditions and their effects on infrastructure and other construction projects; the fact that our products are commodities and that prices for our products are subject to material fluctuation due to market conditions and other factors beyond our control; the availability and fluctuations in the cost of raw materials; changes in the costs of energy, including, without limitation, natural gas, coal and oil (including diesel), and the nature of our obligations to counterparties under energy supply contracts, such as those related to market conditions (for example, spot market prices), governmental orders and other matters; changes in the cost and availability of transportation; unexpected operational difficulties, including unexpected maintenance costs, equipment downtime and interruption of production; material nonpayment or non-performance by any of our key customers; consolidation of our customers; inability to timely execute announced capacity expansions; difficulties and delays in the development of new business lines; governmental regulation and changes in governmental and public policy (including, without limitation, climate change and other environmental regulation); possible outcomes of pending or future litigation or arbitration proceedings; changes in economic conditions or the nature or level of activity in any one or more of the markets or industries in which the Company or its customers are engaged; severe weather conditions (such as winter storms, tornados and hurricanes) and their effects on our facilities, operations and contractual arrangements with third parties; competition; cyber-attacks or data security breaches; increases in capacity in the gypsum wallboard and cement industries; changes in the demand for residential housing construction or commercial construction or construction projects undertaken by state or local governments; the availability of acquisition or other growth opportunities that meet our financial return standards and fit our strategic focus; risks related to pursuit of acquisitions, joint ventures and other transactions or the execution or implementation of such transactions, including the integration of operations acquired by the Company; general economic conditions including inflation and recessionary conditions; and changes in interest rates and the resulting effects on the Company and demand for our products. For example, increases in interest rates, decreases in demand for construction materials or increases in the cost of energy (including, without limitation, natural gas, coal and oil) and the cost of our raw materials can expected to adversely affect the revenue and operating earnings of our operations. In addition, changes in national or regional economic conditions and levels of infrastructure and construction spending could also adversely affect the Company’s result of operations. Finally, any forward-looking statements made by the Company are subject to the risks and impacts associated with natural disasters, the outbreak, escalation, or resurgence of health emergencies, pandemics or other unforeseen events, including, without limitation, the COVID-19 pandemic and responses thereto designed to contain its spread and mitigate its public health effects, as well as their impact on our operations or on economic conditions, capital and financial markets. These and other factors are described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024. All forward-looking statements made herein are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed herein will increase with the passage of time. The Company undertakes no duty to update any forward-looking statement to reflect future events or changes in the Company’s expectations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We had a $750.0 million Revolving Credit Facility at June 30, 2024, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $180.0 million of borrowings under the Revolving Credit Facility and the $180.0 million of borrowings under the Term Loan at June 30, 2024, would increase interest expense by approximately $3.6 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

Although we are unable to predict the likely outcome of the multiple legal challenges to both the state disapprovals and the Good Neighbor Plan at this time, on July 12, 2024, we entered into a settlement agreement with the EPA related to our cement operations in Nevada, which agreement provides (i) for the installation of additional emissions controls referred to as “low NOx burners” and (ii) that we perform a test-and-set process to determine an appropriate NOx emission limit by March 27, 2026. Assuming such emission limit is finalized and approved by EPA, our Nevada cement operations would no longer be subject to the emissions limit in the Good Neighbor Plan. We estimate the cost of installing the low NOx burners to be approximately $2.5 million.

In addition to the Good Neighbor Plan legal challenges described above, we have been and may in the future become involved in litigation or other legal proceedings in the ordinary course of our business activities or in connection with transactions or activities undertaken by us, including claims related to worker safety, worker health, environmental matters, commercial contracts, land use rights, taxes, and permits. While the outcome of these proceedings cannot be predicted with certainty, in the opinion of management (based on currently available facts), we do not believe that the ultimate outcome of any currently pending legal proceeding will have a material effect on our consolidated financial condition, results of operations, or liquidity.

For additional information regarding claims and other contingent liabilities to which we may be subject, see Footnote (O) in the Unaudited Consolidated Financial Statements.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition, and liquidity, see Part 1. Item 1A. Risk Factors in our Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission on May 22, 2024.

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

Item 5. Other Information

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2024.

Item 6. Exhibits

10.1*	Form of Management Restricted Stock Unit Agreement (Time). (1)
10.2*	Form of Management Restricted Stock Unit Agreement (Performance). (1)
10.3*	American Gypsum Company Salaried Incentive Compensation Program for Fiscal Year 2025. (1)
10.4*	Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2025. (1)
10.5*	Put Option Agreement by and among Eagle Materials Inc., TLCC GP LLC, TLCC LP LLC, Heidelberg Materials US Inc., and HM Southeast Cement LLC, dated May 1, 2024.
10.6

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal 2025 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 22, 2024, and incorporated herein by reference). (1)

10.7

Eagle Materials Inc. Special Situation Program for Fiscal 2025 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 22, 2024, and incorporated herein by reference). (1)

31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.
104.1*	Cover Page Interactive Data File – (formatted as Inline XBRL and Contained in Exhibit 101).

* Filed herewith.

(1) Management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

July 30, 2024	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

July 30, 2024	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

July 30, 2024	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)