Form 10-Q
period 2024-09-30
EAGLE MATERIALS INC
filed 2024-10-29
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of October 25, 2024, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	33,543,406

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands, except share and per share data)
Revenue	$623,619	$622,236	$1,232,308	$1,223,757
Cost of Goods Sold	419,775	413,218	841,596	838,744
Gross Profit	203,844	209,018	390,712	385,013
Equity in Earnings of Unconsolidated Joint Venture	9,276	10,346	16,992	13,505
Corporate General and Administrative Expense	(17,879)	(16,576)	(33,528)	(28,255)
Other Non-Operating Income	724	1,605	3,407	1,818
Interest Expense, net	(10,714)	(10,204)	(21,398)	(22,443)
Earnings before Income Taxes	185,251	194,189	356,185	349,638
Income Taxes	(41,731)	(43,636)	(78,823)	(78,236)
Net Earnings	$143,520	$150,553	$277,362	$271,402

EARNINGS PER SHARE
Basic	$4.29	$4.29	$8.26	$7.72
Diluted	$4.26	$4.26	$8.19	$7.66
AVERAGE SHARES OUTSTANDING
Basic	33,431,315	35,056,973	33,581,970	35,165,268
Diluted	33,716,036	35,336,966	33,853,703	35,433,837
CASH DIVIDENDS PER SHARE	$0.25	$0.25	$0.50	$0.50

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Net Earnings	$143,520	$150,553	$277,362	$271,402
Net Actuarial Change in Defined Benefit Plans
Amortization of Net Actuarial Loss	60	63	120	126
Tax Expense	(15)	(15)	(30)	(30)
Comprehensive Earnings	$143,565	$150,601	$277,452	$271,498

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	March 31,
	2024	2024
	(dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$93,909	$34,925
Accounts and Notes Receivable, net	246,349	202,985
Inventories	375,602	373,923
Income Tax Receivable	2,474	9,910
Prepaid and Other Assets	12,115	5,950
Total Current Assets	730,449	627,693
Property, Plant, and Equipment, net	1,724,288	1,676,217
Investment in Joint Venture	130,685	113,478
Operating Lease Right-of-Use Assets	17,316	19,373
Goodwill and Intangible Assets, net	489,232	486,117
Other Assets	29,833	24,141
Total Assets	$3,121,803	$2,947,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$131,411	$127,183
Accrued Liabilities	95,337	94,327
Operating Lease Liabilities	6,029	7,899
Income Taxes Payable	69,450	—
Current Portion of Long-term Debt	10,000	10,000
Total Current Liabilities	312,227	239,409
Long-term Debt	1,063,933	1,083,299
Noncurrent Operating Lease Liabilities	17,628	19,037
Other Long-term Liabilities	50,633	51,942
Deferred Income Taxes	245,733	244,797
Total Liabilities	1,690,154	1,638,484
Stockholders’ Equity
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 33,539,154 and 34,143,945 Shares, respectively	335	341
Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(3,283)	(3,373)
Retained Earnings	1,434,597	1,311,567
Total Stockholders’ Equity	1,431,649	1,308,535
Total Liabilities and Stockholders’ Equity	$3,121,803	$2,947,019

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended September 30,
	2024	2023
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$277,362	$271,402
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity
Depreciation, Depletion, and Amortization	77,427	73,879
Deferred Income Tax Provision	936	6,826
Stock Compensation Expense	9,403	10,999
Equity in Earnings of Unconsolidated Joint Venture	(16,992)	(13,505)
Distributions from Joint Venture	—	2,500
Changes in Operating Assets and Liabilities
Accounts and Notes Receivable	(43,364)	(42,398)
Inventories	(358)	5,317
Accounts Payable and Accrued Liabilities	3,763	3,996
Other Assets	(16,279)	(14,487)
Income Taxes Payable (Receivable)	74,000	8,310
Net Cash Provided by Operating Activities	365,898	312,839
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(99,605)	(65,453)
Acquisition Spending	(24,881)	(55,053)
Net Cash Used in Investing Activities	(124,486)	(120,506)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Revolving Credit Facility	80,000	5,000
Repayment of Borrowings Under Revolving Credit Facility	(95,000)	—
Repayment of Term Loan	(5,000)	(5,000)
Dividends Paid to Stockholders	(17,001)	(17,908)
Purchase and Retirement of Common Stock	(146,176)	(151,321)
Proceeds from Stock Option Exercises	2,205	11,469
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,456)	(2,494)
Net Cash Used in Financing Activities	(182,428)	(160,254)
NET INCREASE IN CASH AND CASH EQUIVALENTS	58,984	32,079
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,925	15,242
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$93,909	$47,321

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2023	$358	$—	$1,188,883	$(3,547)	$1,185,694
Net Earnings	—	—	120,849	—	120,849
Stock Compensation Expense	—	6,457	—	—	6,457
Stock Option Exercises and Restricted Share Issuances	2	10,383	—	—	10,385
Shares Redeemed to Settle Employee Taxes	(1)	(1,359)	—	—	(1,360)
Purchase and Retirement of Common Stock	(5)	(15,481)	(59,313)	—	(74,799)
Dividends to Shareholders	—	—	(8,863)	—	(8,863)
Unfunded Pension Liability, net of tax	—	—	—	48	48
Balance at June 30, 2023	$354	$—	$1,241,556	$(3,499)	$1,238,411
Net Earnings	—	—	150,553	—	150,553
Stock Compensation Expense	—	4,542	—	—	4,542
Stock Option Exercise and Restricted Share Issuances	—	1,084	—	—	1,084
Shares Redeemed to Settle Employee Taxes	—	(1,134)	—	—	(1,134)
Purchase and Retirement of Common Stock	(4)	(4,492)	(73,541)	—	(78,037)
Dividends to Shareholders	—	—	(8,833)	—	(8,833)
Unfunded Pension Liability, net of tax	—	—	—	48	48
Balance at September 30, 2023	$350	$—	$1,309,735	$(3,451)	$1,306,634

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2024	$341	$—	$1,311,567	$(3,373)	$1,308,535
Net Earnings	—	—	133,842	—	133,842
Stock Compensation Expense	—	4,539	—	—	4,539
Stock Option Exercises and Restricted Share Issuances	—	56	—	—	56
Shares Redeemed to Settle Employee Taxes	—	(1,421)	—	—	(1,421)
Purchase and Retirement of Common Stock	(3)	(3,174)	(83,168)	—	(86,345)
Dividends to Shareholders	—	—	(8,453)	—	(8,453)
Unfunded Pension Liability, net of tax	—	—	—	45	45
Balance at June 30, 2024	$338	$—	$1,353,788	$(3,328)	$1,350,798
Net Earnings	—	—	143,520	—	143,520
Stock Compensation Expense	—	4,864	—	—	4,864
Stock Option Exercise and Restricted Share Issuances	—	2,149	—	—	2,149
Shares Redeemed to Settle Employee Taxes	—	(35)	—	—	(35)
Purchase and Retirement of Common Stock	(3)	(6,978)	(54,312)	—	(61,293)
Dividends to Shareholders	—	—	(8,399)	—	(8,399)
Unfunded Pension Liability, net of tax	—	—	—	45	45
Balance at September 30, 2024	$335	$—	$1,434,597	$(3,283)	$1,431,649

See Notes to Unaudited Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying Unaudited Consolidated Financial Statements as of and for the three and six months ended September 30, 2024, include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 22, 2024.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, and we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the information in the following Unaudited Consolidated Financial Statements of the Company have been included. The results of operations for interim periods are not necessarily indicative of the results for the full year.

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

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires public entities to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts organized by specified categories with certain reconciling items that exceed a specified threshold broken out by nature and jurisdiction. Additionally, all entities are required to disclose income taxes paid, net of refunds received, disaggregated by federal, state, and local jurisdiction, if the amount is at least 5% of the total income tax payments, net of refunds received, by individual jurisdiction. ASU 2023-09 is effective prospectively for annual periods beginning after December 15, 2024. Early adoption and retrospective application are permitted. ASU 2023-09 will not have any impact on the Company's results of operations, cash flows, and financial condition.

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Six Months Ended September 30,
	2024	2023
	(dollars in thousands)
Cash Payments
Interest	$19,058	$22,298
Income Taxes	10,778	63,033
Operating Cash Flows Used for Operating Leases	4,550	4,706

Non-Cash Financing Activities
Excise Tax on Share Repurchases	$1,462	$1,513
Right-of-Use Assets Acquired for Capitalized Operating Leases	719	6,018

(C) ACQUISITION

On August 9, 2024, we purchased the assets of an aggregates operation in Battletown, Kentucky (the Acquisition), which was accounted for under the acquisition method. The purchase price of the Acquisition was approximately $24.9 million. The purchase price allocation has not yet been finalized. The purchase price was funded through borrowings under our Revolving Credit Facility. Operations related to the Acquisition are included in the Concrete and Aggregates business in our segment reporting from August 9, 2024, through September 30, 2024.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed (based on Level 3 inputs) as of September 30, 2024:

Estimated Fair Value
Inventory	$1,322
Property, Plant, and Equipment	16,815
Lease Right-of-Use Assets	757
Intangible Assets	2,500
Accrued Liabilities	(71)
Lease Obligations	(757)
Goodwill	4,315
Total Estimated Purchase Price	$24,881

The estimated useful lives assigned to Property, Plant, and Equipment range from 5 to 30 years, while the estimated useful lives assigned to Intangible Assets are approximately 15 years. All goodwill generated from the Acquisition is deductible for income tax purposes.

The following table presents the Revenue and Operating Loss related to the Acquisition that has been included in our Consolidated Statement of Earnings from August 9, 2024, through September 30, 2024.

For the Three and Six Months Ended September 30,
2024
(dollars in thousands)
Revenue	$1,735
Operating Loss	$(346)

Operating Loss for the three and six months ended September 30, 2024, was affected by approximately $0.4 million and $0.7 million related to depreciation and amortization and the recording of acquired inventories at fair value, respectively.

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

(E) ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable are shown net of the allowance for credit losses totaling $6.7 million at both September 30, 2024, and March 31, 2024, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for credit losses is based on analysis of economic trends in the construction industry, detailed analysis of the expected collectability of past-due accounts receivable, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

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

	September 30,	March 31,
	2024	2024
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$125,453	$122,772
Finished Cement	65,720	71,396
Aggregates	15,717	12,149
Gypsum Wallboard	5,996	5,242
Recycled Paperboard	12,359	14,278
Repair Parts and Supplies	126,251	127,511
Fuel and Coal	24,106	20,575
	$375,602	$373,923

(G) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	September 30,	March 31,
	2024	2024
	(dollars in thousands)
Payroll and Incentive Compensation	$27,321	$34,274
Benefits	17,607	17,507
Dividends	8,580	6,374
Interest	9,417	8,729
Property Taxes	10,238	5,921
Power and Fuel	2,646	2,993
Freight	4,392	2,893
Excise Tax	5,632	4,170
Legal and Professional	2,766	2,602
Sales and Use Tax	1,552	1,372
Other	5,186	7,492
	$95,337	$94,327

(H) LEASES

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

Lease expense for our operating and short-term leases is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Operating Lease Cost	$1,904	$1,953	$3,951	$4,227
Short-term Lease Cost	304	191	645	414
Total Lease Cost	$2,208	$2,144	$4,596	$4,641

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	September 30,	March 31,
	2024	2024
	(dollars in thousands)
Operating Leases
Operating Lease Right-of-Use Assets	$17,316	$19,373

Current Operating Lease Liabilities	$6,029	$7,899
Noncurrent Operating Lease Liabilities	17,628	19,037
Total Operating Lease Liabilities	$23,657	$26,936

Future payments for operating leases are as follows (dollars in thousands):

Fiscal Year	Amount
2025 (remaining six months)	$4,133
2026	4,845
2027	3,679
2028	2,812
2029	2,734
Thereafter	12,210
Total Lease Payments	$30,413
Less: Imputed Interest	(6,756)
Present Value of Lease Liabilities	$23,657

Weighted-Average Remaining Lease Term (in years)	10.7
Weighted-Average Discount Rate	4.25%

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

Fiscal 2025 Equity Awards

In May 2024, the Compensation Committee awarded to certain officers and key employees an aggregate of 29,391 performance stock units and 1,963 performance stock options, as compensation for achievement of the target level of performance (collectively, the Performance Stock Awards). For the Performance Stock Awards to be earned, the Company must achieve performance vesting criteria as modified based on the Company’s average absolute total stockholder return during the performance period. The performance vesting criteria are based on certain levels of average annual return on equity (as defined in the Performance Stock Award Agreements) ranging from 10.0% to 20.0% measured at the end of fiscal 2027 (three-year performance period) as modified by total stockholder return. Performance outcomes (taking into account both criteria) will result in a threshold vesting percentage of 50% of target and maximum performance will result in a vesting percentage of 200% of target. If the threshold vesting percentage is not achieved, none of the Performance Stock Awards will be earned.

Our Performance Stock Awards are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance targets being achieved or exceeded. The maximum expense for our outstanding Performance Stock Awards is approximately $11.7 million. Any forfeitures are recognized as a reduction to expense in the period in which they occur.

The fair value of the above Performance Stock Awards was determined using a Monte Carlo simulation. The following are key inputs in the Monte Carlo analysis for the Fiscal 2025 Employee Performance Stock Award.

Measurement Period (in years)	2.85
Risk-Free Interest Rate	4.7%
Dividend Yield	0.4%
Volatility	31.4%
Estimated Fair Value of Market-Based PSAs at Grant Date	$238.27

In addition to the Performance Stock Awards discussed above, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 1,963 time-vesting stock options, which vest ratably over three years (the Fiscal 2025 Employee Time-Vesting Stock Option Grant) and 30,272 shares of time-vesting restricted stock units, which vest ratably over three years (the Fiscal 2025 Employee Restricted Stock Unit Time-Vesting Award). The Fiscal 2025 Employee Restricted Stock Unit Time-Vesting Award was valued at the closing price of the stock on the grant date and is being expensed over a three-year period. The Fiscal 2025 Employee Time-Vesting Stock Option Grant was valued at its grant date using the Black-Scholes option pricing model, which used similar inputs as the Monte Carlo analysis shown above.

In August 2024, the Compensation Committee granted 1,550 options to members of the Board of Directors (the Fiscal 2025 Board of Directors Stock Option Award). Options granted under the Fiscal 2025 Board of Directors Stock Option Award vest one year after the grant date, and can be exercised from the date of vesting until their expiration on the tenth anniversary of the grant date.

The Fiscal 2025 Board of Directors Stock Option Award was valued at its grant date using the Black-Scholes option pricing model and is being expensed over a one-year period. The weighted-average assumptions used in the Black-Scholes model to value the Fiscal 2025 Board of Directors Stock Option Award are as follows:

Dividend Yield	0.5%
Expected Volatility	38.8%
Risk-Free Interest Rate	4.2%
Expected Life	6.0 Years

In August 2024, the Compensation Committee granted 7,078 shares of time-vesting restricted stock to members of the Board of Directors (the Fiscal 2025 Board of Directors Restricted Stock Award). Restricted stock granted under the Fiscal 2025 Board of Directors Restricted Stock Award vest one year after the grant date, and were valued at the closing price of the stock on the grant date. The value of the Fiscal 2025 Board of Directors Restricted Stock Award is being expensed over a one-year period.

In addition to the awards described above, we may issue equity awards, including stock options, restricted stock, and restricted stock units, to certain employees from time to time. Any options issued are valued using the Black-Scholes options pricing model on the grant date and expensed over the vesting period, while restricted stock and restricted stock units are valued using the closing price on the date of grant and expensed over the vesting period.

Long-Term Compensation Plans

STOCK OPTIONS

Stock option expense for all outstanding stock option awards totaled approximately $0.3 million and $0.6 million for the three and six months ended September 30, 2024, respectively, and $0.5 million and $1.0 million for the three and six months ended September 30, 2023, respectively. At September 30, 2024, there was approximately $1.7 million of unrecognized compensation expense related to outstanding stock options, which is expected to be recognized over a weighted-average period of 1.5 years.

The following table represents stock option activity for the six months ended September 30, 2024:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at March 31, 2024	252,364	$91.28
Granted	5,476	$244.92
Exercised	(24,366)	$97.26
Cancelled	—	$—
Outstanding Options at September 30, 2024	233,474	$94.00
Options Exercisable at September 30, 2024	195,201
Weighted-Average Fair Value of Options Granted During the Year	$104.45

The following table summarizes information about stock options outstanding at September 30, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$59.32 - $81.28	101,349	5.11	$62.64	101,349	$62.64
$87.37 - $106.00	65,031	4.04	$94.54	63,173	$94.46
$118.27 - $139.25	52,615	7.60	$126.54	24,673	$126.33
$143.09 - $261.73	14,479	8.63	$192.94	6,006	$158.61
	233,474	5.59	$94.00	195,201	$83.94

At September 30, 2024, the aggregate intrinsic value of the outstanding and exercisable options was approximately $45.2 million and $39.8 million, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2024, was approximately $4.1 million.

RESTRICTED STOCK UNITS AND RESTRICTED STOCK

The following table summarizes the activity for restricted stock units and nonvested restricted stock during the six months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted Stock Units and Nonvested Restricted Stock at March 31, 2024	204,946	$121.12
Granted	66,741	$240.61
Vested	(26,194)	$183.42
Forfeited	—	$—
Restricted Stock Units and Nonvested Restricted Stock at September 30, 2024	245,493	$156.30

Expense related to restricted stock units and restricted stock was approximately $4.6 million and $8.8 million for the three and six months ended September 30, 2024, respectively, and $3.8 million and $9.8 million for the three and six months ended September 30, 2023, respectively. At September 30, 2024, there was approximately $28.2 million of unearned compensation from restricted stock units and restricted stock, which will be recognized over a weighted-average period of 1.7 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 1,342,965 at September 30, 2024.

(J) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Weighted-Average Shares of Common Stock Outstanding	33,431,315	35,056,973	33,581,970	35,165,268
Effect of Dilutive Shares
Assumed Exercise of Outstanding Dilutive Options	239,969	312,065	245,200	316,163
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(92,198)	(169,038)	(95,378)	(171,659)
Restricted Stock and Restricted Stock Units	136,950	136,966	121,911	124,065
Weighted-Average Common Stock and Dilutive Securities Outstanding	33,716,036	35,336,966	33,853,703	35,433,837
Shares Excluded Due to Anti-Dilution Effects, Including Contingent Awards	4,701	4,884	3,332	31,586

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

(L) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the six months ended September 30, 2024, was approximately 22%, which was consistent with the effective tax rate of 22% for the six months ended September 30, 2023. The effective tax rate was higher than the U.S. Statutory rate of 21% mainly due to state income taxes, partially offset by a benefit recognized related to percentage depletion.

(M) LONG-TERM DEBT

Long-term Debt at September 30, 2024 is as follows:

	September 30,	March 31,
	2024	2024
	(dollars in thousands)
Revolving Credit Facility	$155,000	$170,000
2.500% Senior Unsecured Notes Due 2031	750,000	750,000
Term Loan	177,500	182,500
Total Debt	1,082,500	1,102,500
Less: Current Portion of Long-term Debt	(10,000)	(10,000)
Less: Unamortized Discounts and Debt Issuance Costs	(8,567)	(9,201)
Long-term Debt	$1,063,933	$1,083,299

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

There were $155.0 million of outstanding borrowings under the Revolving Credit Facility, plus $10.0 million outstanding letters of credit as of September 30, 2024, resulting in $585.0 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We were in compliance with all Financial Covenants on September 30, 2024; therefore, the entire $585.0 million is available for future borrowings.

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

(N) SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities that earn revenue, incur expenses, and prepare separate financial information that is evaluated regularly by our chief operating decision maker to allocate resources and assess performance.

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

We operate eight modern cement plants (one of which is operated through a joint venture located in Buda, Texas), one slag grinding facility, and over 30 cement distribution terminals. Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, Tennessee, and Texas. We operate 25 readymix concrete batch plants and six aggregates processing plants in markets that are complementary to our cement network.

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

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Revenue
Cement	$352,780	$360,751	$691,942	$689,783
Concrete and Aggregates	69,980	69,887	134,795	140,340
Gypsum Wallboard	214,975	209,233	432,801	428,330
Recycled Paperboard	50,777	43,016	105,017	88,344
	688,512	682,887	1,364,555	1,346,797
Less: Intersegment Revenue	(36,068)	(31,744)	(74,112)	(67,010)
Less: Joint Venture Revenue	(28,825)	(28,907)	(58,135)	(56,030)
	$623,619	$622,236	$1,232,308	$1,223,757

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Intersegment Revenue
Cement	$10,384	$9,251	$20,664	$19,388
Concrete and Aggregates	4,050	3,783	7,827	6,821
Recycled Paperboard	21,634	18,710	45,621	40,801
	$36,068	$31,744	$74,112	$67,010
Cement Sales Volume (M tons)
Wholly Owned	1,848	1,959	3,615	3,807
Joint Venture	176	170	356	335
	2,024	2,129	3,971	4,142

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Operating Earnings
Cement	$115,933	$121,429	$205,058	$195,490
Concrete and Aggregates	(995)	4,640	1,985	11,674
Gypsum Wallboard	90,141	85,705	184,117	176,562
Recycled Paperboard	8,041	7,590	16,544	14,792
Sub-Total	213,120	219,364	407,704	398,518
Corporate General and Administrative Expense	(17,879)	(16,576)	(33,528)	(28,255)
Other Non-Operating Income	724	1,605	3,407	1,818
Earnings Before Interest and Income Taxes	195,965	204,393	377,583	372,081
Interest Expense, net	(10,714)	(10,204)	(21,398)	(22,443)
Earnings Before Income Taxes	$185,251	$194,189	$356,185	$349,638
Cement Operating Earnings
Wholly Owned	$106,657	$111,083	$188,066	$181,985
Joint Venture	9,276	10,346	16,992	13,505
	$115,933	$121,429	$205,058	$195,490
Capital Expenditures
Cement	$47,981	$14,487	$66,775	$26,757
Concrete and Aggregates	7,538	5,854	14,127	9,074
Gypsum Wallboard	4,085	5,452	7,365	16,480
Recycled Paperboard	4,555	2,597	8,116	5,865
Corporate and Other	2,318	1,064	3,222	7,277
	$66,477	$29,454	$99,605	$65,453
Depreciation, Depletion, and Amortization
Cement	$22,907	$22,187	$45,824	$43,866
Concrete and Aggregates	5,283	4,962	9,813	9,993
Gypsum Wallboard	6,451	5,548	12,924	11,009
Recycled Paperboard	3,669	3,708	7,359	7,427
Corporate and Other	767	792	1,507	1,584
	$39,077	$37,197	$77,427	$73,879

	September 30,	March 31,
	2024	2024
	(dollars in thousands)
Identifiable Assets
Cement	$2,130,543	$2,042,499
Concrete and Aggregates	269,410	225,485
Gypsum Wallboard	417,304	432,122
Recycled Paperboard	170,662	170,832
Other, net	133,884	76,081
	$3,121,803	$2,947,019

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

The segment breakdown of Goodwill is as follows:

	September 30,	March 31,
	2024	2024
	(dollars in thousands)
Cement	$227,639	$227,639
Concrete and Aggregates	45,089	40,774
Gypsum Wallboard	116,618	116,618
Recycled Paperboard	7,538	7,538
	$396,884	$392,569

The increase in Goodwill in the Concrete and Aggregates segment is related to the Acquisition. The purchase price allocation is still in progress, and may affect the recorded balance of Goodwill when completed.

Summarized financial information for the Joint Venture that is not consolidated is set out below. This summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Revenue	$57,650	$57,813	$116,270	$112,060
Gross Margin	$20,370	$23,509	$36,794	$32,047
Earnings Before Income Taxes	$18,437	$20,690	$33,985	$27,009

	September 30,	March 31,
	2024	2024
	(dollars in thousands)
Current Assets	$124,109	$111,164
Noncurrent Assets	$184,289	$158,618
Current Liabilities	$42,864	$27,994

(O) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Interest Income	$(558)	$(215)	$(740)	$(373)
Interest Expense	10,798	9,944	21,189	21,867
Other Expenses	474	475	949	949
Interest Expense, net	$10,714	$10,204	$21,398	$22,443

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs.

(P) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At September 30, 2024, we had contingent liabilities under these outstanding letters of credit of approximately $10.0 million.

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

We are currently contingently liable for performance under $30.0 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our experience, no material claims have been made against these financial instruments.

(Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been determined using market transactions (level 1 inputs). The fair value of our 2.500% Senior Unsecured Notes at September 30, 2024, is as follows:

Fair Value
(dollars in thousands)
2.500% Senior Unsecured Notes Due 2031	$665,000

The carrying values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at September 30, 2024, due to the short-term maturities of these assets and liabilities. The fair value of our Revolving Credit Facility and Term Loan also approximates the carrying value at September 30, 2024.

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

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the three and six months ended September 30, 2024 and 2023, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard.

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

On August 9, 2024, we finalized the Acquisition of an aggregates operation in Battletown, Kentucky. The purchase price of the Acquisition was approximately $24.9 million. The Acquisition is included in our Heavy Materials sector, and its results of operations are reported in the Concrete and Aggregates business segment. See Footnote (B) in the Unaudited Consolidated Financial Statements for more information regarding the Acquisition.

MARKET CONDITIONS AND OUTLOOK

Our end markets remained resilient despite the Federal Reserve's continued restrictive monetary policy throughout most of the first half of our fiscal year, and they may benefit from more accommodative monetary policy moving forward. Although Cement Sales Volume declined in the second quarter of fiscal 2025, Gypsum Wallboard Sales Volume increased.

Demand Outlook

We expect demand for cement to remain steady in the near term given growth in heavy industrial construction and the continued health of state and local budgets to support infrastructure projects. To date, only approximately 25% of federal funding from the trillion-dollar Infrastructure Investment and Jobs Act (IIJA) has been spent. We anticipate a pick-up in demand as the remaining approximately 75% of IIJA funds gets spent on public construction and repair projects.

In residential construction, activity has remained steady. While the higher interest rate environment has been a headwind for housing demand and affordability, several factors, including the chronic housing shortage caused by more than a decade of underproduction and exacerbated by the "rate lock-in", has supported solid levels of housing construction activity. Moving forward, lower interest rates and continued healthy consumer balance sheets should support residential construction. We believe our geographic footprint across the U.S. heartland and fast-growing Sun Belt region positions us to capitalize on these favorable market dynamics.

Cost Outlook

We believe we are well-positioned to manage our cost structure and meet our customers’ needs during the second half of this fiscal year. Our substantial raw material reserves for our Cement, Aggregates, and Gypsum Wallboard businesses, and their proximity to our respective manufacturing facilities, support our low-cost producer position across all our business segments.

Energy costs decreased in all our businesses during the second quarter of fiscal 2025, compared with fiscal 2024. We anticipate fuel costs will be lower in fiscal 2025 but will remain higher than they have been historically. We are expecting increases in freight and delivery costs in fiscal 2025 compared with fiscal 2024.

The primary raw material used to produce paperboard is OCC. Prices for OCC increased during the six months ended September 30, 2024 compared with fiscal 2024. Fiber prices are subject to change upon short notice due to several factors, including supply of OCC and demand for OCC from both domestic and international companies. Our current customer contracts for gypsum liner include price adjustments that partially compensate for changes in raw material fiber prices. However, because these price adjustments are not realized until future quarters, material costs in our Gypsum Wallboard segment are likely to fluctuate until the effects of these price adjustments are realized.

Maintenance costs increased in fiscal 2024, and we expect continued inflation for maintenance in fiscal 2025 as equipment and contractor costs remain high.

RESULTS OF OPERATIONS

THREE MONTHS ENDED September 30, 2024, Compared WITH THREE MONTHS ENDED SEPTEMBER 30, 2023

	For the Three Months Ended September 30,
	2024	2023	Change
	(dollars in thousands, except per share)
Revenue	$623,619	$622,236	—
Cost of Goods Sold	(419,775)	(413,218)	2%
Gross Profit	203,844	209,018	(2)%
Equity in Earnings of Unconsolidated Joint Venture	9,276	10,346	(10)%
Corporate General and Administrative Expense	(17,879)	(16,576)	8%
Other Non-Operating Income	724	1,605	(55)%
Interest Expense, net	(10,714)	(10,204)	5%
Earnings Before Income Taxes	185,251	194,189	(5)%
Income Tax Expense	(41,731)	(43,636)	(4)%
Net Earnings	$143,520	$150,553	(5)%
Diluted Earnings per Share	$4.26	$4.26	—

REVENUE

Revenue increased by $1.4 million to $623.6 million for the three months ended September 30, 2024. The Acquisition contributed $1.7 million of Revenue during the three months ended September 30, 2024. Excluding the Acquisition, Revenue decreased by $0.4 million. This decrease was due to lower Sales Volume, which adversely affected Revenue by approximately $17.0 million, and was partially offset by higher gross sales prices, which increased Revenue by $16.6 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $6.6 million, or 2%, to $419.8 million for the three months ended September 30, 2024. The Acquisition contributed $2.1 million of Cost of Goods Sold during the three months ended September 30, 2024. Excluding the Acquisition, Cost of Goods Sold increased by $4.5 million, or 1%. The increase was due to higher operating costs of $16.4 million, partially offset by lower Sales Volume of $11.9 million. Higher operating costs were primarily related to our Cement and Concrete and Aggregates businesses and are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit decreased 2% to $203.8 million during the three months ended September 30, 2024. The decrease was primarily related to higher operating costs and lower Sales Volume, partially offset by higher gross sales prices. The gross margin declined to 33%, with higher operating costs being partially offset by a rise in gross sales prices.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased $1.0 million, or 10%, for the three months ended September 30, 2024. The decrease was primarily due to lower gross sales prices and higher operating costs, which reduced earnings by approximately $1.1 million and $0.3 million, respectively. This was partially offset by higher Sales Volume, which positively affected earnings by $0.4 million.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses increased by approximately $1.3 million, or 8%, for the three months ended September 30, 2024. The increase was primarily due to $1.0 million of costs associated with business development and transaction due diligence.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $0.5 million, or 5%, during the three months ended September 30, 2024. This was primarily due to higher interest on our Revolving Credit Facility, which was mostly related to higher average balances outstanding during the period.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes decreased to $185.3 million during the three months ended September 30, 2024, primarily because of lower Gross Profit and Equity in Earnings of Unconsolidated Joint Venture and higher Corporate General and Administrative Expense and Interest Expense.

INCOME TAX EXPENSE

Income Tax Expense was $41.7 million for the three months ended September 30, 2024, compared with $43.6 million for the three months ended September 30, 2023. The effective tax rate was consistent at 23%.

NET EARNINGS

Net Earnings decreased 5% to $143.5 million for the three months ended September 30, 2024, as discussed above.

RESULTS OF OPERATIONS

Six MONTHS ENDED September 30, 2024, Compared WITH Six MONTHS ENDED September 30, 2023

	For the Six Months Ended September 30,
	2024	2023	Change
	(dollars in thousands, except per share)
Revenue	$1,232,308	$1,223,757	1%
Cost of Goods Sold	(841,596)	(838,744)	—
Gross Profit	390,712	385,013	1%
Equity in Earnings of Unconsolidated Joint Venture	16,992	13,505	26%
Corporate General and Administrative Expense	(33,528)	(28,255)	19%
Other Non-Operating Income	3,407	1,818	87%
Interest Expense, net	(21,398)	(22,443)	(5)%
Earnings Before Income Taxes	356,185	349,638	2%
Income Tax Expense	(78,823)	(78,236)	1%
Net Earnings	$277,362	$271,402	2%
Diluted Earnings per Share	$8.19	$7.66	7%

REVENUE

Revenue increased by $8.5 million, or 1%, to $1,232.3 million for the six months ended September 30, 2024. The Acquisition contributed $1.7 million of Revenue during the six months ended September 30, 2024. Excluding the Acquisition, Revenue increased by $6.8 million, or 1%. The Revenue increase was due to higher gross sales prices, which positively affected Revenue by $43.5 million, partially offset by lower Sales Volume, which adversely affected Revenue by approximately $36.7 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $2.9 million to $841.6 million for the six months ended September 30, 2024. The Acquisition contributed $2.1 million of Cost of Goods Sold during the six months ended September 30, 2024. Excluding the Acquisition, Cost of Goods Sold increased by $0.8 million. The increase was due to higher operating costs of $28.4 million, partially offset by lower Sales Volume of $27.6 million. Higher operating costs were primarily related to our Cement and Concrete and Aggregates businesses and are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit increased 1% to $390.7 million during the six months ended September 30, 2024. The increase was primarily related to higher gross sales prices, partially offset by lower Sales Volume and increased operating costs. The gross margin expanded to 32%, with higher gross sales prices being partially offset by a rise in operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture increased $3.5 million, or 26%, for the six months ended September 30, 2024. The increase was primarily due to lower operating costs and higher Sales Volume, which positively affected earnings by $4.0 million and $0.8 million, respectively. This was partially offset by lower gross sales prices, which adversely affected earnings by approximately $1.3 million. The decrease in operating costs was primarily related to maintenance, energy and freight, and distribution costs of approximately $2.1 million, $1.0 million, and $0.9 million, respectively. Lower maintenance costs for the six months were partly due to maintenance costs in the prior year being $2.8 million higher than normal given an extended outage that required additional maintenance spending and reduced production levels.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses increased by approximately $5.2 million, or 19%, for the six months ended September 30, 2024. The increase was primarily due to higher salaries, information technology upgrades, and costs associated with business development and transaction due diligence of $1.6 million, $1.2 million, and $1.5 million, respectively.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net decreased by approximately $1.0 million, or 5%, during the six months ended September 30, 2024. This decrease was primarily due to approximately $0.5 million of lower interest on our Revolving Credit Facility, which was related to lower average outstanding borrowings, as well as increased interest income of $0.5 million on cash deposits.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes increased to $356.2 million during the six months ended September 30, 2024, primarily because of higher Gross Profit and Equity in Earnings of Unconsolidated Joint Venture, which were partially offset by higher Corporate General and Administrative Expense.

INCOME TAX EXPENSE

Income Tax Expense was $78.8 million for the six months ended September 30, 2024, compared with $78.2 million for the six months ended September 30, 2023. The effective tax rate of 22% remained consistent with the prior-year period.

NET EARNINGS

Net Earnings increased 2% to $277.4 million for the six months ended September 30, 2024, as discussed above.

Three AND SIX MONTHS ENDED September 30, 2024, COMPARED WITH three AND SIX MONTHS ENDED sEPTEMBER 30, 2023, BY SEGMENT

The following presents results within our two business sectors for the three and six months ended September 30, 2024, and 2023. Revenue and operating results are organized by sector and discussed by individual business segments.

Heavy Materials

CEMENT (1)

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Revenue, including Intersegment and Joint Venture	$352,780	$360,751	(2)%	$691,942	$689,783	—
Less Intersegment Revenue	(10,384)	(9,251)	12%	(20,664)	(19,388)	7%
Less Joint Venture Revenue	(28,825)	(28,907)	—	(58,135)	(56,030)	4%
Revenue	$313,571	$322,593	(3)%	$613,143	$614,365	—

Sales Volume (M Tons)	2,024	2,129	(5)%	3,971	4,142	(4)%
Freight and Delivery Costs billed to Customers	$(20,617)	$(17,872)	15%	$(40,989)	$(35,400)	16%
Average Net Sales Price, per ton (2)	$156.51	$151.99	3%	$156.31	$149.70	4%
Operating Margin, per ton	$57.28	$57.04	—	$51.64	$47.20	9%
Operating Earnings	$115,933	$121,429	(5)%	$205,058	$195,490	5%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Net of freight per ton, including Joint Venture.

Three months ended September 30, 2024

Cement Revenue was $352.8 million, a 2% decrease, for the three months ended September 30, 2024. The decrease was primarily due to lower Sales Volume, which reduced Cement Revenue by approximately $16.2 million, partially offset by higher gross sales prices of $8.2 million.

Cement Operating Earnings decreased by $5.5 million to $115.9 million for the three months ended September 30, 2024. The decrease was due to lower Sales Volume and higher operating costs of $5.9 million and $7.8 million, respectively, partially offset by higher average sales prices of $8.2 million. Higher operating costs were primarily due to increased maintenance and litigation loss of approximately $6.9 million and $0.7 million, respectively. The Operating Margin decreased to 33% from 34%, as a result of higher operating costs, partially offset by the higher gross sales prices.

Six months ended September 30, 2024

Cement Revenue was $691.9 million, for the six months ended September 30, 2024. Cement Revenue was relatively flat, with increases of $28.4 million from gross sales prices being offset by lower Sales Volume of $26.3 million.

Cement Operating Earnings increased by $9.6 million to $205.1 million for the six months ended September 30, 2024. The increase was due to higher gross sales prices of $28.4 million, which was partially offset by lower Sales Volume and higher operating costs of $8.3 million and $10.5 million, respectively. Higher operating costs consisted of $5.1 million of increased maintenance, $3.5 million of higher freight costs, $1.2 million increase in purchased raw materials, $2.1 million of higher labor costs, and a litigation loss of approximately $0.7 million. These higher costs were partially offset by the impact of recording in the prior year $2.8 million of acquired inventories at fair value. Cement Operating Margin increased to 30% from 28%, as a result of higher gross sales prices, partially offset by higher operating expenses.

CONCRETE AND AGGREGATES

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change
	(in thousands, except net sales prices)			(in thousands, except net sales prices)
Revenue, including Intersegment	$69,980	$69,887	—	$134,795	$140,340	(4)%
Less Intersegment Revenue	(4,050)	(3,783)	7%	(7,827)	(6,821)	15%
Revenue	$65,930	$66,104	—	$126,968	$133,519	(5)%

Sales Volume
M Cubic Yards of Concrete	348	362	(4)%	691	747	(7)%
M Tons of Aggregate	979	1,171	(16)%	1,778	2,328	(24)%
Average Net Sales Price
Concrete - Per Cubic Yard	$149.16	$145.39	3%	$148.86	$143.55	4%
Aggregates - Per Ton	$12.65	$11.15	13%	$12.69	$11.21	13%

Operating Earnings (Loss)	$(995)	$4,640	(121)%	$1,985	$11,674	(83)%

Three months ended September 30, 2024

Concrete and Aggregates Revenue remained relatively flat at $69.9 million for the three months ended September 30, 2024. Excluding the Acquisition, Revenue declined $1.6 million. The decline was due to lower Sales Volume, which reduced Revenue by $5.4 million, partially offset by higher gross sales prices of $3.8 million.

Operating Loss was approximately $1.0 million, for the three months ended September 30, 2024. Excluding the Aggregates Acquisition, Operating Loss was $0.7 million. The Operating Loss was due to lower Sales Volume and higher operating costs of $1.5 million and $7.6 million, respectively, partially offset by higher gross selling prices of $3.8 million. The increase in operating costs was primarily due to higher cost of materials, maintenance, delivery, and energy costs of approximately $3.2 million, $2.7 million, $0.4 million, and $0.3 million, respectively.

Six months ended September 30, 2024

Concrete and Aggregates Revenue was $134.8 million for the six months ended September 30, 2024. Excluding the Acquisition, Revenue declined $7.2 million. The decrease was due to lower Sales Volume, which reduced Revenue by $14.7 million. This was partially offset by higher gross sales prices of $7.5 million.

Operating Earnings were approximately $2.0 million, an 83% decrease. Excluding the Aggregates Acquisition, Operating Earnings decreased to $2.3 million. The decline in Operating Earnings was due to lower Sales Volume and higher operating costs of $3.4 million and $13.5 million, respectively. This was partially offset by higher gross selling prices of $7.5 million. The increase in operating costs was primarily due to higher cost of materials, maintenance, energy, and delivery expenses of approximately $4.3 million, $5.6 million, $1.8 million, and $1.7 million, respectively.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change
	(in thousands, except per MSF information)			(in thousands, except per MSF information)
Revenue	$214,975	$209,233	3%	$432,801	$428,330	1%

Sales Volume (MMSF)	752	733	3%	1,509	1,496	1%
Freight and Delivery Costs billed to Customers	$(36,862)	$(37,802)	(2)%	$(73,347)	$(76,410)	(4)%
Average Net Sales Price, per MSF (1)	$236.88	$233.69	1%	$238.16	$235.20	1%
Freight, per MSF	$49.02	$51.57	(5)%	$48.61	$51.08	(5)%
Operating Margin, per MSF	$119.87	$116.92	3%	$122.01	$118.02	3%
Operating Earnings	$90,141	$85,705	5%	$184,117	$176,562	4%

(1) Net of freight per MSF.

Three months ended September 30, 2024

Gypsum Wallboard Revenue was $215.0 million, a 3% increase for the three months ended September 30, 2024. The increase was primarily due to higher gross sales prices and Sales Volume, which increased Revenue by $0.4 million and $5.4 million, respectively. Our market share remained relatively consistent during the three months ended September 30, 2024.

Operating Earnings increased 5% to $90.1 million, due to $0.4 million of higher gross sales prices, a $2.2 million increase in Sales Volume, and a decrease of $1.9 million in operating costs. Lower operating costs were primarily related to freight and energy, which increased Operating Earnings by approximately $0.9 million and $1.4 million, respectively. Operating Margin increased to 42% for the three months ended September 30, 2024, primarily because of lower operating costs and higher gross sales prices. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Six months ended September 30, 2024

Gypsum Wallboard Revenue was $432.8 million, a 1% increase for the six months ended September 30, 2024. The increase was primarily due to increased gross sales prices and Sales Volume, which positively affected Revenue by $0.7 million and $3.8 million, respectively. Our market share remained relatively consistent during the three months ended September 30, 2024.

Operating Earnings increased 4% to $184.1 million, primarily because of $0.7 million higher gross sales prices, a $1.5 million increase in Sales Volume, and a $5.3 million decrease in operating costs. Lower operating costs were primarily related to freight and energy, which increased Operating Earnings by approximately $3.0 million and $2.5 million, respectively. Operating Margin increased to 43% for the six months ended September 30, 2024, primarily because of higher gross sales prices and lower operating expenses. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Revenue, including Intersegment	$50,777	$43,016	18%	$105,017	$88,344	19%
Less Intersegment Revenue	(21,634)	(18,710)	16%	(45,621)	(40,801)	12%
Revenue	$29,143	$24,306	20%	$59,396	$47,543	25%

Sales Volume (M Tons)	85	80	6%	176	163	8%
Average Net Sales Price, per ton (1)	$595.19	$542.28	10%	$596.33	$539.35	11%
Operating Margin, per ton	$94.60	$94.88	—	$94.00	$90.75	4%
Operating Earnings	$8,041	$7,590	6%	$16,544	$14,792	12%

(1) Net of freight per ton.

Three months ended September 30, 2024

Recycled Paperboard Revenue increased 18% to $50.8 million during the three months ended September 30, 2024. The increase was due to higher gross sales prices and Sales Volume, which increased Revenue by $4.5 million and $3.3 million, respectively. Higher gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 6% to $8.0 million, primarily because of higher gross sales prices and Sales Volume, which increased Operating Earnings by $4.5 million and $0.6 million, respectively. This was partially offset by higher operating costs, which reduced Operating Earnings by approximately $4.6 million. The increase in operating costs was primarily related to higher input costs, namely fiber, which reduced Operating Earnings by approximately $5.7 million. This was partially offset by lower energy costs of $1.0 million. The Operating Margin decreased to 16% because of higher operating costs, partially offset by higher gross sales prices. Although the Company has certain pricing provisions in its long-term sales agreements, prices are adjusted only at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

Six months ended September 30, 2024

Recycled Paperboard Revenue increased 19% to $105.0 million during the six months ended September 30, 2024. The increase was due to higher gross sales prices and Sales Volume, which positively affected Revenue by $9.4 million and $7.3 million, respectively. Higher gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 12% to $16.5 million, primarily because of higher gross sales prices and Sales Volume, which increased Operating Earnings by $9.4 million and $1.2 million, respectively. This was partially offset by higher operating costs, which reduced Operating Earnings by approximately $8.9 million. The increase in operating costs was primarily related to higher input costs, namely fiber, which lowered Operating Earnings by approximately $12.5 million. This was partially offset by lower energy, chemicals, and freight costs of $2.0 million, $0.8 million, and $0.6 million, respectively. The Operating Margin decreased to 16% because of higher operating costs, partially offset by higher gross sales prices. Although the Company has certain pricing provisions in its long-term sales agreements, prices are adjusted only at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

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

The three Critical Accounting Policies that are material to our financial statements and that we believe require either the most judgment, or the selection or application of alternative accounting policies, are those related to long-lived assets, goodwill, and business combinations. Management has discussed the development and selection of these Critical Accounting Policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

Information regarding our Critical Accounting Policies and a summary of our significant account policies can be found in our Annual Report, in Note (A) top the consolidated financial statements.

Recent Accounting Pronouncements

Refer to Footnote (A) in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q for information regarding recently issued accounting pronouncements that may affect our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We believe we currently have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures, and debt service obligations for at least the next twelve months. We regularly assess any potential disruptions to the economy, and to our operations, particularly changing fiscal policy or economic conditions affecting our industries. Please see the Debt Financing Activities section below for a discussion of our Revolving Credit Facility and the amount of borrowings available to us in the next twelve-month period.

Cash Flow

The following table provides a summary of our cash flows:

	For the Six Months Ended September 30,
	2024	2023
	(dollars in thousands)
Net Cash Provided by Operating Activities	$365,898	$312,839
Investing Activities
Additions to Property, Plant, and Equipment	(99,605)	(65,453)
Acquisition Spending	(24,881)	(55,053)
Net Cash Used in Investing Activities	(124,486)	(120,506)
Financing Activities
Increase (Decrease) in Credit Facility	(17,500)	5,000
Repayment of Term Loan and Term Loan Credit Agreement	(5,000)	(5,000)
Dividends Paid to Stockholders	(17,001)	(17,908)
Purchase and Retirement of Common Stock	(146,176)	(151,321)
Proceeds from Stock Option Exercises	2,205	11,469
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,456)	(2,494)
Net Cash Used in Financing Activities	(182,428)	(160,254)
Net Increase in Cash and Cash Equivalents	$58,984	$32,079

Net Cash Provided by Operating Activities increased by $53.1 million to $365.9 million during the six months ended September 30, 2024. This increase was primarily attributable to higher cash flows related to $59.6 million of changes in working capital which was partially offset by lower Net Earnings, adjusted for approximately $1.5 million of non-cash charges and $2.5 million of lower dividends from our Unconsolidated Joint Venture. The increase in cash flows from the changes in working capital was due primarily to the $65.7 million increase in Income Taxes Payable, which resulted from our deferring tax payments for the three and six months ended September 30, 2024. The Internal Revenue Service granted this deferral to individuals and businesses in Texas that were affected by severe storms, straight-line winds, tornadoes, and flooding that began on April 26, 2024, and triggered a Federal Emergency Management Agency disaster declaration. We anticipate making all estimated tax payments, including the deferred amounts, for the nine months ending December 31, 2024, in the fourth quarter of calendar 2024.

Working capital increased by $29.9 million to $418.2 million at September 30, 2024, compared with March 31, 2024. The increase was due to higher Cash, Accounts and Notes Receivable, net, and Prepaid and Other Assets of $59.0 million, $43.3 million, and $6.2 million, respectively. This was partially offset by lower Income Tax Receivable of $7.4 million and higher Income Tax Payable and Accounts Payable and Accrued Liabilities of $5.2 million and $69.5 million, respectively. The August 2024 Acquisition increased working capital by approximately $0.7 million at September 30, 2024.

The increase in Accounts Receivable at September 30, 2024, was primarily related to higher Revenue during the three months ended September 30, 2024, compared with the three months ended March 31, 2024. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 40% at September 30, 2024 and 33% at March 31, 2024. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at September 30, 2024.

Our Inventory balance at September 30, 2024, increased by approximately $1.7 million from our balance at March 31, 2024. Excluding the Acquisition, our Inventory balance increased by $1.0 million. Within Inventory, Raw Materials and Materials-in-Progress, Aggregates, Gypsum Wallboard, and Fuel and Coal increased by approximately $2.7 million, $2.9 million, $0.8 million, and $3.5 million, respectively. This was partially offset by Finished Cement, Recycled Paperboard, and Repair Parts, which declined $5.7 million, $1.9 million, and $1.2 million, respectively. The decline in Finished Cement is consistent with our business cycle; we generally build up clinker inventory over the winter months to meet the demand for cement in the spring and summer. The decrease in Repair Parts inventory was primarily a result of completing most of our scheduled outages during the first six months of the fiscal year. The largest individual balance in our Inventory is our Repair Parts. The size and complexity of our manufacturing plants, as well as the age of certain of our plants, makes it necessary to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence because our products are basic construction materials.

Net Cash Used in Investing Activities during the six months ended September 30, 2024, was approximately $124.5 million, compared with $120.5 million during the same period in fiscal 2024. The $4.0 million increase was primarily related to the higher capital expenditures, most of which were related to the expansion of our Mountain Cement facility. This was partially offset by the lower purchase price for the fiscal 2025 Acquisition, compared with the acquisition completed in fiscal 2024.

Net Cash Used in Financing Activities was approximately $182.4 million during the six months ended September 30, 2024, compared with $160.3 million during the six months ended September 30, 2023. The $22.1 million increase was primarily related to increased borrowings of $20.0 million, and lower Proceeds from Stock Option Exercises of $9.3 million. This was partially offset by lower Purchase and Retirement of Common Stock and Dividends Paid of $5.1 million and $0.9 million.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 43.1% and 40.8%, respectively, at September 30, 2024, compared with 45.7% and 44.9%, respectively, at March 31, 2024.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities at September 30, 2024:

Maturity
Revolving Credit Facility	May 2027
Term Loan	May 2027
2.500% Senior Unsecured Notes	July 2031

See Footnote (M) to the Unaudited Consolidated Financial Statements for further details on the Company’s debt facilities, including interest rate, and financial and other covenants and restrictions.

The revolving borrowing capacity of our Revolving Credit Facility is $750.0 million (any revolving loans borrowed under the Revolving Credit Facility, as applicable, the Revolving Loans). The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At September 30, 2024 we had $155.0 million outstanding of Revolving Loans under the Revolving Credit Facility and $10.0 million of outstanding letters of credit, resulting in $585.0 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We are contingently liable for performance under $30.0 million in performance bonds relating primarily to our mining operations. We do not have any off-balance sheet debt, or any outstanding debt guarantees.

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

We have approximately $23.7 million of lease liabilities at September 30, 2024, that have an average remaining life of approximately 10.7 years.

Dividends

Dividends paid were $17.0 million and $17.9 million for the six months ended September 30, 2024 and 2023, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

During the six months ended September 30, 2024, our share repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2024	129,067	$256.53	129,067
May 1 through May 31, 2024	118,618	253.81	118,618
June 1 through June 30, 2024	100,048	222.63	100,048
Quarter 1 Totals	347,733	$245.85	347,733
July 1 through July 31, 2024	143,000	$225.75	143,000
August 1 through August 31, 2024	70,000	252.44	70,000
September 1 through September 30, 2024	40,000	268.40	40,000
Quarter 2 Totals	253,000	$239.88	253,000
Year-to-Date Totals	600,733	$243.34	600,733	5,282,937

On May 17, 2022, the Board of Directors authorized us to repurchase an additional 7.5 million shares. This authorization brought the cumulative total of Common Stock our Board has approved for repurchase in the open market to 55.9 million shares since we became publicly held in April 1994. Through September 30, 2024, we have repurchased approximately 50.6 million shares.

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

During the six months ended September 30, 2024, the Company withheld from employees 5,636 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is necessary once the Restricted Shares or Restricted Share Units are vested.

Capital Expenditures

The following table details capital expenditures by category:

	For the Six Months Ended September 30,
	2024	2023
	(dollars in thousands)
Land and Quarries	$4,293	$5,504
Plants	62,203	29,628
Buildings, Machinery, and Equipment	33,109	30,321
Total Capital Expenditures	$99,605	$65,453

Capital expenditures for fiscal 2025 are expected to range from $280.0 million to $310.0 million and will be allocated across both Heavy Materials and Light Materials sectors. The increase from the prior year reflects our beginning construction of the previously announced modernization and expansion of our Mountain Cement facility. The Mountain Cement construction project will continue through fiscal 2027, with expected completion in late fiscal 2027. These estimated capital expenditures will include maintenance capital expenditures and improvements, as well as other safety and regulatory projects.

FORWARD LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statements and generally arise when the Company is discussing its beliefs, estimates or expectations as to future events. These statements are not historical facts or guarantees of future performance but instead represent only the Company’s belief at the time the statements were made regarding future events which are subject to certain risks, uncertainties and other factors, many of which are outside the Company’s control. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company’s actual performance include the following: the cyclical and seasonal nature of the Company’s businesses; fluctuations in public infrastructure expenditures; the effects of adverse weather conditions on infrastructure and other construction projects as well as our facilities and operations; the fact that our products are commodities and that prices for our products are subject to material fluctuation due to market conditions and other factors beyond our control; the availability of and fluctuations in the cost of raw materials; changes in the costs of energy, including, without limitation, natural gas, coal, and oil (including diesel), and the nature of our obligations to counterparties under energy supply contracts, such as those related to market conditions (for example, spot market prices), governmental orders and other matters; changes in the cost and availability of transportation; unexpected operational difficulties, including unexpected maintenance costs, equipment downtime, and interruption of production; material nonpayment or non-performance by any of our key customers; consolidation of our customers; inability to timely execute announced capacity expansions; difficulties and delays in the development of new business lines; governmental regulation, and changes in governmental and public policy (including, without limitation, climate change and other environmental regulation); possible losses or other adverse outcomes from pending or future litigation or arbitration proceedings; changes in economic conditions or the nature or level of activity in any one or more of the markets or industries in which the Company or its customers are engaged; competition; cyber-attacks or data security breaches, together with the costs of protecting our systems against such incidents and the possible effects thereof on our operations; increases in capacity in the gypsum wallboard and cement industries; changes in the demand for residential housing construction or commercial construction or construction projects undertaken by state or local governments; the availability of acquisitions or other growth opportunities that meet our financial return standards and fit our strategic focus; risks related to pursuit of acquisitions, joint ventures and other transactions or the execution or implementation of such transactions, including the integration of operations acquired by the Company; general economic conditions, including inflation and recessionary conditions; and changes in interest rates and the resulting effects on the Company and demand for our products. For example, increases in interest rates, decreases in demand for construction materials, or increases in the cost of energy (including, without limitation, natural gas, coal, and oil) or the cost of our raw materials can be expected to adversely affect the revenue and operating earnings of our operations. In addition, changes in national or regional economic conditions and levels of infrastructure and construction spending could also adversely affect the Company’s results of operations. Finally, any forward-looking statements made by the Company are subject to the risks and impacts associated with natural disasters, the outbreak, escalation or resurgence of health emergencies, pandemics or other unforeseen events, including, without limitation, the COVID-19 pandemic and responses thereto designed to contain its spread and mitigate its public health effects, as well as their impact on our operations and on economic conditions, capital and financial markets. These and other factors are described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, and subsequent quarterly and annual reports upon filing. These reports are filed with the Securities and Exchange Commission. All forward-looking statements made herein are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed herein will increase with the passage of time. The Company undertakes no duty to update any forward-looking statement to reflect future events or changes in the Company’s expectations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We had a $750.0 million Revolving Credit Facility at September 30, 2024, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $155.0 million of borrowings under the Revolving Credit Facility and the $177.5 million of borrowings under the Term Loan at September 30, 2024, would increase interest expense by approximately $3.3 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In February 2023, the EPA published a final rule disapproving the State Implementation Plans (SIPs) for 21 states, which addressed each state’s obligations under the 2015 ozone NAAQS to eliminate significant contributions to nonattainment, or interference with maintenance, in downwind states (interstate transport requirements). States subject to a SIP Disapproval under this final action relevant to our cement operations include Illinois, Kentucky, Missouri, Nevada, Ohio, Oklahoma, and Texas.

In March 2023, the EPA finalized a Federal Implementation Plan (FIP), also known as the “Good Neighbor Plan,” which addresses interstate transport obligations for the 21 states with disapproved SIPs, as well as two additional states that had not submitted any revisions for their SIPs. The FIP went into effect on August 4, 2023, and requires kilns used in cement and cement product manufacturing in 20 states, including Illinois, Kentucky, Missouri, Nevada, Ohio, Oklahoma and Texas, to comply with nitrogen oxide (NOx) emissions limitations during the ozone season (May 1 to September 30) beginning in 2026. The FIP has not been implemented in 12 of the states with disapproved SIPs due to legal challenges. In January 2024, the EPA proposed to extend the FIP to five additional states.

Our cement plants located in Nevada, Oklahoma, and Texas are most directly affected by EPA’s SIP Disapprovals and Good Neighbor Plan. Multiple parties have filed lawsuits challenging the EPA’s SIP Disapprovals for 12 states—including Nevada, Oklahoma, and Texas. Legal challenges to EPA’s SIP Disapprovals for Nevada, Oklahoma, and Texas are all ongoing, and have resulted in stays for each of these disapprovals and prevented implementation of the Good Neighbor Plan in these states. In each of these actions, the petitioners have challenged the failure on the part of the EPA to appropriately defer to the applicable state’s analysis and determinations regarding interstate transport obligations. Multiple parties have also filed lawsuits challenging EPA’s Good Neighbor Plan, resulting in a stay order by the Supreme Court preventing enforcement nationwide, pending resolution of these challenges.

An adverse outcome in these actions resulting in implementation of the Good Neighbor Plan could require us to incur significant capital expenditures related to the installation of additional controls and additional operating costs at the affected facilities or, if the installation of controls proves impracticable, to modify or curtail our operations at such facilities, which could have a material adverse effect on their profitability. Challenges to both the SIP Disapprovals and the Good Neighbor Plan are ongoing in multiple courts, and no court has issued a final ruling on the validity of the disapprovals or the FIP.

At this time, we are unable to predict the likely outcome of the multiple legal challenges to both the state disapprovals and the Good Neighbor Plan. Nevertheless, on July 12, 2024, we entered into a settlement agreement with the EPA related to our cement operations in Nevada, which agreement provides (i) for the potential installation of additional emissions controls referred to as “low NOx burners” and (ii) if the controls are installed, that we perform a test-and-set process to determine an appropriate NOx emission limit by February 1, 2027. Assuming such emission limit is finalized and approved by EPA, our Nevada cement operations would no longer be subject to the emissions limit in the Good Neighbor Plan. We estimate the cost of installing the low NOx burners to be approximately $2.5 million.

In addition to the legal matters described in Part 1, Item 3 "Legal Proceedings" of our Form 10-K for the fiscal year ended March 31, 2024, from time to time, we have been and may in the future become involved in litigation or other legal proceedings in the ordinary course of our business activities or in connection with transactions or activities undertaken by us, including claims related to worker safety, worker health, environmental matters, commercial contracts, land use rights, taxes, and permits. While the outcome of these proceedings cannot be predicted with certainty, in the opinion of management (based on currently available facts), we do not believe that the ultimate outcome of any currently pending legal proceeding will have a material effect on our consolidated financial condition, results of operations, or liquidity.

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

Item 5. Other Information

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement during the Company's fiscal second quarter ended September 30, 2024, except as follows: On August 22, 2024, Michael R. Haack, President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 10,000 shares of the Company’s common stock and the exercise of up to 32,867 stock options and the sale of the underlying shares, subject to certain conditions. Trades may occur under Mr. Haack’s plan during the period from (a) the later of 91 days following adoption of the plan or the third trading day after the filing of the Company’s Form 10-Q for the quarter ended September 30, 2024, through (b) November 17, 2025.

Item 6. Exhibits

3.1

Certificate of Amendment of Restated Certificate of Incorporation of Eagle Materials Inc. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission August 7, 2024 and incorporated herein by reference).

10.1*	Eagle Materials Inc. Non-Employee Directors Compensation Summary. (1)
10.2*	Form of Director Restricted Stock Agreement. (1)
10.3*	Form of Director Stock Option Agreement. (1)
31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure.
101.INS*	Inline XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Document.
104	Cover Page Interactive Data File – (formatted as Inline XBRL and Contained in Exhibit 101).

* Filed herewith.

(1) Management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

October 29, 2024	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

October 29, 2024	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

October 29, 2024	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)