Form 10-Q
period 2024-12-31
EAGLE MATERIALS INC
filed 2025-01-29
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of January 27, 2025, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	33,287,642

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
	(dollars in thousands, except share and per share data)
Revenue	$558,025	$558,833	$1,790,333	$1,782,590
Cost of Goods Sold	380,212	378,205	1,221,808	1,216,949
Gross Profit	177,813	180,628	568,525	565,641
Equity in Earnings of Unconsolidated Joint Venture	4,987	9,285	21,979	22,790
Corporate General and Administrative Expense	(20,818)	(14,201)	(54,346)	(42,456)
Other Non-Operating Income (Loss)	1,381	1,019	4,788	2,837
Interest Expense, net	(9,061)	(10,128)	(30,459)	(32,571)
Earnings Before Income Taxes	154,302	166,603	510,487	516,241
Income Taxes	(34,728)	(37,465)	(113,551)	(115,701)
Net Earnings	119,574	129,138	396,936	400,540

EARNINGS PER SHARE
Basic	$3.59	$3.75	$11.85	$11.47
Diluted	$3.56	$3.72	$11.75	$11.38
AVERAGE SHARES OUTSTANDING
Basic	33,317,168	34,466,141	33,493,382	34,931,378
Diluted	33,608,538	34,749,721	33,771,660	35,201,658
CASH DIVIDENDS PER SHARE	$0.25	$0.25	$0.75	$0.75

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
	(dollars in thousands)
Net Earnings	$119,574	$129,138	$396,936	$400,540
Net Actuarial Change in Defined Benefit Plans
Amortization of Net Actuarial Loss	60	63	180	189
Tax Expense	(15)	(15)	(45)	(45)
Comprehensive Earnings	$119,619	$129,186	$397,071	$400,684

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	December 31,	March 31,
	2024	2024
	(dollars in thousands)
ASSETS
Current Assets
Cash and Cash Equivalents	$31,173	$34,925
Accounts and Notes Receivable, net	182,379	202,985
Inventories	392,266	373,923
Income Tax Receivable	1,743	9,910
Prepaid and Other Assets	10,901	5,950
Total Current Assets	618,462	627,693
Property, Plant, and Equipment, net	1,736,159	1,676,217
Investment in Joint Venture	135,672	113,478
Operating Lease Right-of-Use Assets	34,227	19,373
Goodwill and Intangible Assets, net	487,388	486,117
Other Assets	31,762	24,141
Total Assets	$3,043,670	$2,947,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$118,718	$127,183
Accrued Liabilities	86,999	94,327
Income Tax Payable	3,090	—
Operating Lease Liabilities	5,074	7,899
Current Portion of Long-Term Debt	10,000	10,000
Total Current Liabilities	223,881	239,409
Long-Term Debt	991,749	1,083,299
Noncurrent Operating Lease Liabilities	34,951	19,037
Other Long-Term Liabilities	50,696	51,942
Deferred Income Taxes	246,254	244,797
Total Liabilities	1,547,531	1,638,484
Stockholders’ Equity
Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—
Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 33,391,155 and 34,143,945 Shares, respectively	334	341
Capital in Excess of Par Value	—	—
Accumulated Other Comprehensive Losses	(3,238)	(3,373)
Retained Earnings	1,499,043	1,311,567
Total Stockholders’ Equity	1,496,139	1,308,535
Total Liabilities and Stockholders’ Equity	$3,043,670	$2,947,019

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended December 31,
	2024	2023
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$396,936	$400,540
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity
Depreciation, Depletion, and Amortization	116,661	111,347
Deferred Income Tax Provision	1,457	9,324
Stock Compensation Expense	14,221	15,356
Equity in Earnings of Unconsolidated Joint Venture	(21,979)	(22,790)
Distributions from Joint Venture	—	7,000
Changes in Operating Assets and Liabilities
Accounts and Notes Receivable	20,606	9,452
Inventories	(17,277)	(27,137)
Accounts Payable and Accrued Liabilities	(15,175)	3,278
Other Assets	(18,041)	(19,428)
Income Taxes Payable (Receivable)	8,371	13,607
Net Cash Provided by Operating Activities	485,780	500,549
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant, and Equipment	(146,975)	(87,848)
Acquisition Spending	(24,881)	(55,053)
Net Cash Used in Investing Activities	(171,856)	(142,901)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings Under Revolving Credit Facility	100,000	222,000
Repayment of Borrowings Under Revolving Credit Facility	(185,000)	(272,000)
Repayment of Term Loan	(7,500)	(7,500)
Dividends Paid to Stockholders	(25,373)	(26,692)
Purchase and Retirement of Common Stock	(201,276)	(248,852)
Payment of Excise Tax on Purchases and Retirements of Common Stock	(3,331)	—
Proceeds from Stock Option Exercises	6,260	11,560
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,456)	(2,494)
Net Cash Used in Financing Activities	(317,676)	(323,978)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(3,752)	33,670
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,925	15,242
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,173	$48,912

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2023	$358	$—	$1,188,883	$(3,547)	$1,185,694
Net Earnings	—	—	120,849	—	120,849
Stock Compensation Expense	—	6,457	—	—	6,457
Stock Option Exercises and Restricted Share Issuances	2	10,383	—	—	10,385
Shares Redeemed to Settle Employee Taxes	(1)	(1,359)	—	—	(1,360)
Purchase and Retirement of Common Stock	(5)	(15,481)	(59,313)	—	(74,799)
Dividends to Shareholders	—	—	(8,863)	—	(8,863)
Unfunded Pension Liability, net of tax	—	—	—	48	48
Balance at June 30, 2023	$354	$—	$1,241,556	$(3,499)	$1,238,411
Net Earnings	—	—	150,553	—	150,553
Stock Compensation Expense	—	4,542	—	—	4,542
Stock Option Exercise and Restricted Share Issuances	—	1,084	—	—	1,084
Shares Redeemed to Settle Employee Taxes	—	(1,134)	—	—	(1,134)
Purchase and Retirement of Common Stock	(4)	(4,492)	(73,541)	—	(78,037)
Dividends to Shareholders	—	—	(8,833)	—	(8,833)
Unfunded Pension Liability, net of tax	—	—	—	48	48
Balance at September 30, 2023	$350	$—	$1,309,735	$(3,451)	$1,306,634
Net Earnings	—	—	129,138	—	129,138
Stock Compensation Expense	—	4,357	—	—	4,357
Stock Option Exercise and Restricted Share Issuances	—	91	—	—	91
Purchase and Retirement of Common Stock	(5)	(4,448)	(94,051)	—	(98,504)
Dividends to Shareholders	—	—	(8,603)	—	(8,603)
Unfunded Pension Liability, net of tax	—	—	—	48	48
Balance at December 31, 2023	$345	$—	$1,336,219	$(3,403)	$1,333,161

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total
	(dollars in thousands)
Balance at March 31, 2024	$341	$—	$1,311,567	$(3,373)	$1,308,535
Net Earnings	—	—	133,842	—	133,842
Stock Compensation Expense	—	4,539	—	—	4,539
Stock Option Exercises and Restricted Share Issuances	—	56	—	—	56
Shares Redeemed to Settle Employee Taxes	—	(1,421)	—	—	(1,421)
Purchase and Retirement of Common Stock	(3)	(3,174)	(83,168)	—	(86,345)
Dividends to Shareholders	—	—	(8,453)	—	(8,453)
Unfunded Pension Liability, net of tax	—	—	—	45	45
Balance at June 30, 2024	$338	$—	$1,353,788	$(3,328)	$1,350,798
Net Earnings	—	—	143,520	—	143,520
Stock Compensation Expense	—	4,864	—	—	4,864
Stock Option Exercise and Restricted Share Issuances	—	2,149	—	—	2,149
Shares Redeemed to Settle Employee Taxes	—	(35)	—	—	(35)
Purchase and Retirement of Common Stock	(3)	(6,978)	(54,312)	—	(61,293)
Dividends to Shareholders	—	—	(8,399)	—	(8,399)
Unfunded Pension Liability, net of tax	—	—	—	45	45
Balance at September 30, 2024	$335	$—	$1,434,597	$(3,283)	$1,431,649
Net Earnings	—	—	119,574	—	119,574
Stock Compensation Expense	—	4,818	—	—	4,818
Stock Option Exercise and Restricted Share Issuances	1	4,054	—	—	4,055
Purchase and Retirement of Common Stock	(2)	(8,872)	(46,777)	—	(55,651)
Dividends to Shareholders	—	—	(8,351)	—	(8,351)
Unfunded Pension Liability, net of tax	—	—	—	45	45
Balance at December 31, 2024	$334	$—	$1,499,043	$(3,238)	$1,496,139

See Notes to Unaudited Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying Unaudited Consolidated Financial Statements as of and for the three and nine months ended December 31, 2024, include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 22, 2024.

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

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Nine Months Ended December 31,
	2024	2023
	(dollars in thousands)
Cash Payments
Interest	$37,223	$38,797
Income Taxes	110,683	92,718
Operating Cash Flows Used for Operating Leases	6,802	7,016

Non-Cash Financing Activities
Excise Tax on Share Repurchases	$2,013	$3,227
Right-of-Use Assets Acquired for Capitalized Operating Leases	19,588	6,018

(C) ACQUISITION

On August 9, 2024, we purchased the assets of an aggregates operation in Battletown, Kentucky (the Kentucky Acquisition), which was accounted for under the acquisition method. The purchase price of the Kentucky Acquisition was approximately $24.9 million. The purchase price allocation has not yet been finalized. The purchase price was funded through borrowings under our Revolving Credit Facility. Operations related to the Kentucky Acquisition are included in the Concrete and Aggregates business in our segment reporting from August 9, 2024, through December 31, 2024.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed (based on Level 3 inputs) as of December 31, 2024:

Estimated Fair Value
Inventory	$1,067
Property, Plant, and Equipment	16,815
Lease Right-of-Use Assets	757
Intangible Assets	1,309
Accrued Liabilities	(71)
Lease Obligations	(757)
Goodwill	5,761
Total Estimated Purchase Price	$24,881

The estimated useful lives assigned to Property, Plant, and Equipment range from 5 to 30 years, while the estimated useful lives assigned to Intangible Assets are approximately 15 years. All goodwill generated from the Kentucky Acquisition is deductible for income tax purposes.

The following table presents the Revenue and Operating Loss related to the Kentucky Acquisition that has been included in our Consolidated Statement of Earnings from August 9, 2024, through December 31, 2024.

	For the Three Months Ended	For the Nine Months Ended
	December 31, 2024
	(dollars in thousands)
Revenue	$3,086	$4,821
Operating Loss	$(296)	$(642)

Operating Loss for the three and nine months ended December 31, 2024, was affected by approximately $0.6 million and $1.0 million, respectively, related to depreciation and amortization. Operating Loss for the nine months ended December 31, 2024, was affected by approximately $0.7 million related to the recording of acquired inventories at fair value.

Subsequent Acquisition

On January 7, 2025, we purchased Bullskin Stone & Lime, LLC, a pure-play aggregates business located in Western Pennsylvania (the Pennsylvania Acquisition), which will be accounted for under the acquisition method. The purchase price of the Pennsylvania Acquisition was approximately $152.5 million, subject to customary post-closing adjustments. The purchase price was funded through borrowings under our Revolving Credit Facility. Operations related to the Pennsylvania Acquisition will be included in the Concrete and Aggregates business in our segment reporting.

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

(E) ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable are shown net of the allowance for credit losses totaling $6.6 million and $6.7 million at December 31, 2024, and March 31, 2024, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for credit losses is based on detailed analysis of economic trends in the construction industry, the expected collectability of past-due accounts receivable, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

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

	December 31,	March 31,
	2024	2024
	(dollars in thousands)
Raw Materials and Materials-in-Progress	$140,568	$122,772
Finished Cement	65,839	71,396
Aggregates	16,676	12,149
Gypsum Wallboard	6,747	5,242
Recycled Paperboard	9,401	14,278
Repair Parts and Supplies	128,584	127,511
Fuel and Coal	24,451	20,575
	$392,266	$373,923

(G) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	December 31,	March 31,
	2024	2024
	(dollars in thousands)
Payroll and Incentive Compensation	$34,500	$34,274
Benefits	17,374	17,507
Dividends	8,559	6,374
Interest	1,348	8,729
Property Taxes	4,902	5,921
Power and Fuel	3,359	2,993
Freight	4,004	2,893
Excise Tax	2,851	4,170
Legal and Professional	2,150	2,602
Sales and Use Tax	1,300	1,372
Other	6,652	7,492
	$86,999	$94,327

(H) LEASES

We lease certain real estate, buildings, and equipment, including railcars and barges. Certain of these leases contain escalations of rent over the term of the lease, as well as options for us to extend the term of the lease at the end of the original term. These extensions range from periods of 1 to 20 years. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. In calculating the present value of future minimum lease payments, we use the rate implicit in the lease if it can be determined. Otherwise, we use our incremental borrowing rate in effect at the commencement of the lease to determine the present value of the future minimum lease payments. Additionally, we lease certain equipment under short-term leases with initial terms of less than 12 months, which are not recorded on the balance sheet. During December 2024 we extended the term of the lease of our corporate office from May 2029 to January 2036.

Lease expense for our operating and short-term leases is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
	(dollars in thousands)
Operating Lease Cost	$1,982	$1,921	$5,933	$6,148
Short-Term Lease Cost	317	187	962	601
Total Lease Cost	$2,299	$2,108	$6,895	$6,749

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	December 31,	March 31,
	2024	2024
	(dollars in thousands)
Operating Leases
Operating Lease Right-of-Use Assets	$34,227	$19,373

Current Operating Lease Liabilities	$5,074	$7,899
Noncurrent Operating Lease Liabilities	34,951	19,037
Total Operating Lease Liabilities	$40,025	$26,936

Future payments for operating leases are as follows (dollars in thousands):

Fiscal Year	Amount
2025 (remaining three months)	$1,893
2026	4,959
2027	4,183
2028	3,495
2029	3,530
Thereafter	34,094
Total Lease Payments	$52,154
Less: Imputed Interest	(12,129)
Present Value of Lease Liabilities	$40,025

Weighted-Average Remaining Lease Term (in years)	11.2
Weighted-Average Discount Rate	3.30%

(I) Share-BASED EMPLOYEE COMPENSATION

On August 3, 2023, our stockholders approved the Eagle Materials Inc. 2023 Equity Incentive Plan (the Plan), which reserves 1,425,000 shares for future grants of stock awards. Under the terms of the 2023 Plan, we can issue equity awards, including stock options, restricted stock units, restricted stock, and stock appreciation rights to employees of the Company, members of the Board of Directors and consultants, independent contractors, and agents of the Company. The Compensation Committee of our Board of Directors (Compensation Committee) specifies grant terms for awards under the Plan.

Fiscal 2025 Equity Awards

In May 2024, the Compensation Committee awarded to certain officers and key employees an aggregate of 29,391 performance stock units and 1,963 performance stock options, as compensation for achievement of the target level of performance (collectively, the Performance Stock Awards). For the Performance Stock Awards to be earned, the Company must achieve performance vesting criteria as modified based on the Company’s average absolute total stockholder return during the performance period. The performance vesting criteria are based on certain levels of average annual return on equity (as defined in the Performance Stock Award Agreements) ranging from 10.0% to 20.0% measured at the end of fiscal 2027 (three-year performance period) as modified by total stockholder return. Performance outcomes (taking into account both criteria) will result in a threshold vesting percentage of 50% of target, and maximum performance will result in a vesting percentage of

200% of target. If the threshold vesting percentage is not achieved, none of the Performance Stock Awards will be earned.

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

In August 2024, the Compensation Committee granted 1,550 options to members of the Board of Directors (the Fiscal 2025 Board of Directors Stock Option Award). Options granted under the Fiscal 2025 Board of Directors Stock Option Award vest one year after the grant date and can be exercised from the date of vesting until their expiration on the tenth anniversary of the grant date.

The Fiscal 2025 Board of Directors Stock Option Award was valued at its grant date using the Black-Scholes option pricing model and is being expensed over a one-year period. The weighted-average assumptions used in the Black-Scholes model to value the Fiscal 2025 Board of Directors Stock Option Award are as follows:

Dividend Yield	0.5%
Expected Volatility	38.8%
Risk-Free Interest Rate	4.4%
Expected Life	6.0 years

In August 2024, the Compensation Committee granted 7,078 shares of time-vesting restricted stock to members of the Board of Directors (the Fiscal 2025 Board of Directors Restricted Stock Award). Restricted stock granted under the Fiscal 2025 Board of Directors Restricted Stock Award vest one year after the grant date and were valued at the closing price of the stock on the grant date. The value of the Fiscal 2025 Board of Directors Restricted Stock Award is being expensed over a one-year period.

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

Long-Term Compensation Plans

STOCK OPTIONS

Stock option expense for all outstanding stock option awards totaled approximately $0.3 million and $0.9 million for the three and nine months ended December 31, 2024, respectively, and $0.5 million and $1.5 million for the three and nine months ended December 31, 2023, respectively. At December 31, 2024, there was approximately $1.4 million of unrecognized compensation expense related to outstanding stock options, which is expected to be recognized over a weighted-average period of 1.3 years.

The following table represents stock option activity for the nine months ended December 31, 2024:

	Number of Shares	Weighted- Average Exercise Price
Outstanding Options at March 31, 2024	252,364	$91.28
Granted	5,476	$244.92
Exercised	(71,353)	$90.04
Cancelled	(1,054)	$125.97
Outstanding Options at December 31, 2024	185,433	$95.78
Options Exercisable at December 31, 2024	148,214
Weighted-Average Fair Value of Options Granted During the Year	$104.45

The following table summarizes information about stock options outstanding at December 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price
$59.32 - $81.28	88,060	4.78	$63.01	88,060	$63.01
$91.21 - $100.88	34,052	3.60	$95.12	32,194	$94.99
$118.27 - $139.25	48,931	7.36	$126.59	22,043	$126.41
$143.09 - $261.76	14,390	8.38	$193.10	5,917	$158.49
	185,433	5.52	$95.78	148,214	$83.19

At December 31, 2024, the aggregate intrinsic value of the outstanding and exercisable options was approximately $28.0 million and $24.2 million, respectively. The total intrinsic value of options exercised during the nine months ended December 31, 2024, was approximately $14.5 million.

RESTRICTED STOCK UNITS AND RESTRICTED STOCK

The following table summarizes the activity for restricted stock units and nonvested restricted stock during the nine months ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted Stock Units and Nonvested Restricted Stock at March 31, 2024	204,946	$121.12
Granted	66,741	$240.61
Vested	(26,194)	$183.42
Forfeited	—	$—
Restricted Stock Units and Nonvested Restricted Stock at December 31, 2024	245,493	$156.30

Expense related to restricted stock units and restricted stock was approximately $4.5 million and $13.3 million for the three and nine months ended December 31, 2024, respectively, and $4.0 million and $13.8 million for the three and nine months ended December 31, 2023, respectively. At December 31, 2024, there was approximately $23.7 million of unearned compensation from restricted stock units and restricted stock, which will be recognized over a weighted-average period of 1.5 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 1,343,966 at December 31, 2024.

(J) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Weighted-Average Shares of Common Stock Outstanding	33,317,168	34,466,141	33,493,382	34,931,378
Effect of Dilutive Shares
Assumed Exercise of Outstanding Dilutive Options	203,978	305,842	231,459	312,723
Less Shares Repurchased from Proceeds of Assumed Exercised Options	(67,763)	(169,413)	(86,173)	(170,910)
Restricted Stock and Restricted Stock Units	155,155	147,151	132,992	128,467
Weighted-Average Common Stock and Dilutive Securities Outstanding	33,608,538	34,749,721	33,771,660	35,201,658
Shares Excluded Due to Anti-Dilution Effects	5,476	5,558	4,047	22,145

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

(L) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the nine months ended December 31, 2024, was approximately 22%, which was consistent with the effective tax rate of 22% for the nine months ended December 31, 2023. The effective tax rate was higher than the U.S. Statutory rate of 21% mainly due to state income taxes, partially offset by a benefit recognized related to percentage depletion.

(M) LONG-TERM DEBT

Long-term Debt at December 31, 2024 is as follows:

	December 31,	March 31,
	2024	2024
	(dollars in thousands)
Revolving Credit Facility	$85,000	$170,000
2.500% Senior Unsecured Notes Due 2031	750,000	750,000
Term Loan	175,000	182,500
Total Debt	1,010,000	1,102,500
Less: Current Portion of Long-Term Debt	(10,000)	(10,000)
Less: Unamortized Discounts and Debt Issuance Costs	(8,251)	(9,201)
Long-Term Debt	$991,749	$1,083,299

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

There were $85.0 million of outstanding borrowings under the Revolving Credit Facility, plus $10.0 million outstanding letters of credit as of December 31, 2024. Subsequent to December 31, 2024, we borrowed approximately $152.5 million to fund the Pennsylvania Acquisition. After this borrowing, we have $502.5 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We were in compliance with all Financial Covenants on December 31, 2024; therefore, the entire $502.5 million is available for future borrowings.

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

We operate eight modern cement plants (one of which is operated through our Texas Lehigh joint venture (The Joint Venture)), two slag grinding facilities (one of which is operated through the Joint Venture), and more than 30 cement distribution terminals. Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, Tennessee, and Texas. We operate 25 readymix concrete batch plants and seven aggregates processing plants in markets that are complementary to our cement network.

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

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
	(dollars in thousands)
Revenue
Cement	$295,400	$308,654	$987,342	$998,437
Concrete and Aggregates	60,716	61,186	195,511	201,526
Gypsum Wallboard	209,493	200,969	642,294	629,299
Recycled Paperboard	56,158	47,053	161,175	135,397
	621,767	617,862	1,986,322	1,964,659
Less: Intersegment Revenue	(37,316)	(32,346)	(111,428)	(99,356)
Less: Joint Venture Revenue	(26,426)	(26,683)	(84,561)	(82,713)
	$558,025	$558,833	$1,790,333	$1,782,590

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
	(dollars in thousands)
Intersegment Revenue
Cement	$9,084	$7,804	$29,748	$27,192
Concrete and Aggregates	4,311	3,414	12,138	10,235
Recycled Paperboard	23,921	21,128	69,542	61,929
	$37,316	$32,346	$111,428	$99,356
Cement Sales Volume (M tons)
Wholly Owned	1,541	1,663	5,156	5,470
Joint Venture	161	161	517	496
	1,702	1,824	5,673	5,966

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Operating Earnings
Cement	$86,763	$105,566	$291,821	$301,056
Concrete and Aggregates	(1,397)	1,760	588	13,434
Gypsum Wallboard	86,393	75,063	270,510	251,625
Recycled Paperboard	11,041	7,524	27,585	22,316
Sub-Total	182,800	189,913	590,504	588,431
Corporate General and Administrative Expense	(20,818)	(14,201)	(54,346)	(42,456)
Other Non-Operating Income (Loss)	1,381	1,019	4,788	2,837
Earnings Before Interest and Income Taxes	163,363	176,731	540,946	548,812
Interest Expense, net	(9,061)	(10,128)	(30,459)	(32,571)
Earnings Before Income Taxes	$154,302	$166,603	$510,487	$516,241
Cement Operating Earnings
Wholly Owned	$81,776	$96,281	$269,842	$278,266
Joint Venture	4,987	9,285	21,979	22,790
	$86,763	$105,566	$291,821	$301,056
Capital Expenditures
Cement	$35,609	$11,571	$102,384	$38,288
Concrete and Aggregates	4,668	1,207	18,795	10,281
Gypsum Wallboard	2,560	7,386	9,925	23,866
Recycled Paperboard	4,309	1,868	12,425	7,733
Corporate and Other	224	403	3,446	7,680
	$47,370	$22,435	$146,975	$87,848
Depreciation, Depletion, and Amortization
Cement	$23,029	$22,514	$68,853	$66,380
Concrete and Aggregates	5,261	4,857	15,074	14,850
Gypsum Wallboard	6,414	5,611	19,338	16,620
Recycled Paperboard	3,723	3,694	11,082	11,121
Corporate and Other	807	792	2,314	2,376
	$39,234	$37,468	$116,661	$111,347

	December 31,	March 31,
	2024	2024
	(dollars in thousands)
Identifiable Assets
Cement	$2,115,736	$2,042,499
Concrete and Aggregates	259,266	225,485
Gypsum Wallboard	409,056	432,122
Recycled Paperboard	168,690	170,832
Other, net	90,922	76,081
	$3,043,670	$2,947,019

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

The segment breakdown of Goodwill is as follows:

	December 31,	March 31,
	2024	2024
	(dollars in thousands)
Cement	$227,639	$227,639
Concrete and Aggregates	46,534	40,774
Gypsum Wallboard	116,618	116,618
Recycled Paperboard	7,538	7,538
	$398,329	$392,569

The increase in Goodwill in the Concrete and Aggregates segment is related to the Kentucky Acquisition. The purchase price allocation is still in progress, and may affect the recorded balance of Goodwill when completed.

Summarized financial information for the Joint Venture that is not consolidated is set out below. This summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Revenue	$52,852	$53,366	$153,619	$165,426
Gross Margin	$12,483	$19,465	$45,948	$51,512
Earnings Before Income Taxes	$10,058	$18,711	$41,733	$45,925

	December 31,	March 31,
	2024	2024
	(dollars in thousands)
Current Assets	$117,957	$111,164
Noncurrent Assets	$206,037	$158,618
Current Liabilities	$47,579	$27,994

(O) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Interest Income	$(223)	$(150)	$(963)	$(523)
Interest Expense	8,810	9,804	29,998	31,671
Other Expenses	474	474	1,424	1,423
Interest Expense, net	$9,061	$10,128	$30,459	$32,571

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs.

(P) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At December 31, 2024, we had contingent liabilities under these outstanding letters of credit of approximately $10.0 million.

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

(Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been determined using market transactions (level 1 inputs). The fair value of our 2.500% Senior Unsecured Notes at December 31, 2024, was as follows:

Fair Value
(dollars in thousands)
2.500% Senior Unsecured Notes Due 2031	$639,000

The carrying values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at December 31, 2024, due to the short-term maturities of these assets and liabilities. The fair value of our Revolving Credit Facility and Term Loan also approximates the carrying value at December 31, 2024.

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

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the three and nine months ended December 31, 2024, and 2023, are presented on a consolidated basis and by these business segments – Cement, Concrete and Aggregates, Gypsum Wallboard, and Recycled Paperboard.

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

All our business activities are conducted in the United States. These activities include the mining of limestone for the manufacture, production, distribution, and sale of portland cement, including portland limestone cement (portland cement and portland limestone cement are basic construction materials that are the essential binding ingredient in concrete); the grinding and sale of slag; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; and the mining and sale of aggregates (crushed stone, sand, and gravel).

On August 9, 2024, we finalized the acquisition of an aggregates operation in Battletown, Kentucky. The purchase price of the Kentucky Acquisition was approximately $24.9 million. The Kentucky Acquisition is included in our Heavy Materials sector, and its results of operations are reported in the Concrete and Aggregates business segment. See Footnote (C) in the Unaudited Consolidated Financial Statements for more information regarding the Kentucky Acquisition.

On January 7, 2025, we purchased Bullskin Stone & Lime, LLC, a pure-play aggregates business located in Western Pennsylvania (the Pennsylvania Acquisition), which will be accounted for under the acquisition method. The purchase price of the Pennsylvania Acquisition was approximately $152.5 million, subject to customary post-closing adjustments. The Pennsylvania Acquisition will be included in our Heavy Materials sector, and its results of operations will be reported in the Concrete and Aggregates business segment beginning in the fourth quarter of fiscal 2025. See Footnote (C) in the Unaudited Consolidated Financial Statements for more information regarding the Pennsylvania Acquisition.

MARKET CONDITIONS AND OUTLOOK

Our end markets remained generally resilient despite adverse weather conditions, primarily in our Midwest and Great Plains markets, as well as the uncertainty around future monetary policy changes. The adverse weather resulted in lower Cement Sales Volume in the third quarter of fiscal 2025, while Gypsum Wallboard Sales Volume increased during the quarter.

Demand Outlook

The macroeconomic environment continues to be constructive for our products. We expect demand for cement to remain steady in the near term given federal, state and local support for public infrastructure projects and continued spending on heavy manufacturing and private-nonresidential construction. To date, only approximately 25% of federal funding from the trillion-dollar Infrastructure Investment and Jobs Act (IIJA) has been spent. We anticipate a pick-up in demand as the remaining IIJA funds get spent on public construction and repair projects.

In residential construction, activity has remained steady. While the higher interest rate environment has been a headwind for housing demand and affordability, several factors, including the chronic housing shortage caused by more than a decade of underproduction and exacerbated by the "rate lock-in", have supported housing construction activity. While the path ahead for US Federal Reserve monetary policy is less certain than a quarter ago, we believe that continued healthy consumer balance sheets should also support residential construction. We believe our geographic footprint across the U.S. heartland and fast-growing Sun Belt region positions us to capitalize on these market dynamics.

Cost Outlook

We believe we are well-positioned to manage our cost structure and meet our customers’ needs. Our substantial raw material reserves for our Cement, Aggregates, and Gypsum Wallboard businesses, and their proximity to our respective manufacturing facilities, support our low-cost producer position across all our business segments.

Energy costs decreased in all our businesses during the first nine months of fiscal 2025 compared with fiscal 2024; however, natural gas prices have recently increased and are expected to remain elevated during the winter months.

The primary raw material used to produce paperboard is old corrugated cardboard (OCC). Recycled fiber prices are subject to change upon short notice due to several factors, including supply of OCC and demand for OCC from both domestic and international companies. Our current customer contracts for gypsum liner include price adjustments that partially compensate for changes in the cost of raw materials, such as recycled fiber, natural gas, and electricity. However, because these price adjustments are not realized until future quarters, material costs in our Gypsum Wallboard segment are likely to fluctuate until the effects of these price adjustments are realized.

Maintenance costs increased during the first nine months of the fiscal year as equipment and contractor costs remain high, and we expect maintenance costs to remain elevated next fiscal year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED December 31, 2024, Compared WITH THREE MONTHS ENDED december 31, 2023

	For the Three Months Ended December 31,
	2024	2023	Change
	(dollars in thousands, except per share)
Revenue	$558,025	$558,833	—
Cost of Goods Sold	(380,212)	(378,205)	1%
Gross Profit	177,813	180,628	(2)%
Equity in Earnings of Unconsolidated Joint Venture	4,987	9,285	(46)%
Corporate General and Administrative Expense	(20,818)	(14,201)	47%
Other Non-Operating Income	1,381	1,019	36%
Interest Expense, net	(9,061)	(10,128)	(11)%
Earnings Before Income Taxes	154,302	166,603	(7)%
Income Tax Expense	(34,728)	(37,465)	(7)%
Net Earnings	$119,574	$129,138	(7)%
Diluted Earnings per Share	$3.56	$3.72	(4)%

REVENUE

Revenue decreased by $0.8 million to $558.0 million for the three months ended December 31, 2024. The Kentucky Acquisition contributed $3.1 million of Revenue during the three months ended December 31, 2024. Excluding the Kentucky Acquisition, Revenue decreased by $3.9 million. This decrease was due to lower Sales Volume, which adversely affected Revenue by approximately $18.1 million, and was partially offset by higher gross sales prices, which increased Revenue by $14.2 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $2.0 million, or 1%, to $380.2 million for the three months ended December 31, 2024. The Kentucky Acquisition contributed $3.4 million of Cost of Goods Sold during the three months ended December 31, 2024. Excluding the Kentucky Acquisition, Cost of Goods Sold decreased by $1.4 million. The decrease was due to lower Sales Volume of $12.0 million, partially offset by higher operating costs of $10.6 million. Higher operating costs were primarily related to our Cement and Concrete and Aggregates businesses and are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit decreased 2% to $177.8 million during the three months ended December 31, 2024. The decrease was primarily related to higher operating costs and lower Sales Volume, partially offset by higher gross sales prices. The gross margin remained consistent at 32%, with higher operating costs being offset by a rise in gross sales prices.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased $4.3 million, or 46%, for the three months ended December 31, 2024. The decrease was primarily due to lower gross sales prices and higher operating costs, which reduced earnings by approximately $0.2 million and $4.1 million, respectively. The increase in operating costs was primarily due to higher maintenance costs of approximately $4.5 million.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses increased by approximately $6.6 million, or 47%, for the three months ended December 31, 2024, primarily because of increases in information technology, compensation, and professional costs of $1.9 million, $1.7 million, and $1.3 million, respectively. The increase in professional costs includes costs associated with business development and transaction related activities.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net decreased by approximately $1.0 million, or 11%, during the three months ended December 31, 2024. The decrease resulted from lower interest on our Revolving Credit Facility, which was due to both lower interest rates and lower average balances outstanding during the period.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes decreased to $154.3 million during the three months ended December 31, 2024, primarily because of lower Gross Profit and Equity in Earnings of Unconsolidated Joint Venture and higher Corporate General and Administrative Expense.

INCOME TAX EXPENSE

Income Tax Expense was $34.7 million for the three months ended December 31, 2024, compared with $37.5 million for the three months ended December 31, 2023. The effective tax rate was consistent at 23%.

NET EARNINGS

Net Earnings decreased 7% to $119.6 million for the three months ended December 31, 2024, as discussed above.

RESULTS OF OPERATIONS

nine MONTHS ENDED december 31, 2024, Compared WITH nine MONTHS ENDED december 31, 2023

	For the Nine Months Ended December 31,
	2024	2023	Change
	(dollars in thousands, except per share)
Revenue	$1,790,333	$1,782,590	—
Cost of Goods Sold	(1,221,808)	(1,216,949)	—
Gross Profit	568,525	565,641	1%
Equity in Earnings of Unconsolidated Joint Venture	21,979	22,790	(4)%
Corporate General and Administrative Expense	(54,346)	(42,456)	28%
Other Non-Operating Income	4,788	2,837	69%
Interest Expense, net	(30,459)	(32,571)	(6)%
Earnings Before Income Taxes	510,487	516,241	(1)%
Income Tax Expense	(113,551)	(115,701)	(2)%
Net Earnings	$396,936	$400,540	(1)%
Diluted Earnings per Share	$11.75	$11.38	3%

REVENUE

Revenue increased by $7.7 million to $1,790.3 million for the nine months ended December 31, 2024. The Kentucky Acquisition contributed $4.8 million of Revenue during the nine months ended December 31, 2024. Excluding the Kentucky Acquisition, Revenue increased by $2.9 million. The Revenue increase was due to higher gross sales prices, which positively affected Revenue by $54.0 million, partially offset by lower Sales Volume, which adversely affected Revenue by approximately $51.1 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $4.9 million to $1,221.8 million for the nine months ended December 31, 2024. The Kentucky Acquisition contributed $5.5 million of Cost of Goods Sold during the nine months ended December 31, 2024. Excluding the Kentucky Acquisition, Cost of Goods Sold decreased by $0.6 million. The decrease was due to lower Sales Volume of $37.4 million, partially offset by higher operating costs of $36.8 million. Higher operating costs were primarily related to our Cement and Concrete and Aggregates businesses and are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit increased 1% to $568.5 million during the nine months ended December 31, 2024. The increase was primarily related to higher gross sales prices, partially offset by lower Sales Volume and increased operating costs. The gross margin remained consistent at 32%, with higher gross sales prices being offset by a rise in operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased $0.8 million, or 4%, for the nine months ended December 31, 2024. The decrease was primarily due to lower gross sales prices and Sales Volume, which negatively affected earnings by $1.5 million and $1.2 million, respectively. This was partially offset by lower operating costs, which positively affected earnings by approximately $1.9 million. The decrease in operating costs was primarily related to freight and distribution costs of approximately $2.1 million.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses increased by approximately $11.8 million, or 28%, for the nine months ended December 31, 2024. The increase was primarily due to higher compensation of $2.6 million, information technology upgrades of $2.4 million, and legal costs, including those associated with business development and transaction related activities of $4.5 million.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net decreased by approximately $2.1 million, or 6%, during the nine months ended December 31, 2024. This decrease was primarily due to approximately $1.6 million of lower interest on our Revolving Credit Facility, which was related to both lower interest rates and lower average outstanding borrowings, as well as increased interest income of $0.5 million on cash deposits.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes decreased to $510.5 million during the nine months ended December 31, 2024, primarily because of higher Corporate General and Administrative Expense and lower Equity in Earnings of Unconsolidated Joint Venture, partially offset by higher Gross Profit and lower Interest Expense, net.

INCOME TAX EXPENSE

Income Tax Expense was $113.6 million for the nine months ended December 31, 2024, compared with $115.7 million for the nine months ended December 31, 2023. The effective tax rate of 22% remained consistent with the prior-year period.

NET EARNINGS

Net Earnings decreased 1% to $396.9 million for the nine months ended December 31, 2024, as discussed above.

Three AND nine MONTHS ENDED december 31, 2024, COMPARED WITH three AND nine MONTHS ENDED december 31, 2023, BY SEGMENT

The following presents results within our two business sectors for the three and nine months ended December 31, 2024, and 2023. Revenue and operating results are organized by sector and discussed by individual business segments.

Heavy Materials

CEMENT (1)

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2024	2023	Percentage Change	2024	2023	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Revenue, including Intersegment and Joint Venture	$295,400	$308,654	(4)%	$987,342	$998,437	(1)%
Less Intersegment Revenue	(9,084)	(7,804)	16%	(29,748)	(27,192)	9%
Less Joint Venture Revenue	(26,426)	(26,683)	(1)%	(84,561)	(82,713)	2%
Revenue	$259,890	$274,167	(5)%	$873,033	$888,532	(2)%

Sales Volume (M Tons)	1,702	1,824	(7)%	5,673	5,966	(5)%
Freight and Delivery Costs billed to Customers	$(16,572)	$(16,944)	(2)%	$(57,561)	$(52,344)	10%
Average Net Sales Price, per ton (2)	$156.82	$151.32	4%	$156.46	$150.20	4%
Operating Margin, per ton	$50.98	$57.88	(12)%	$51.44	$50.46	2%
Operating Earnings	$86,763	$105,566	(18)%	$291,821	$301,056	(3)%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Net of freight per ton, including Joint Venture.

Three months ended December 31, 2024

Cement Revenue for the three months ended December 31, 2024 was $295.4 million, a 4% decrease from the prior-year period. The decrease was primarily due to lower Sales Volume, which reduced Cement Revenue by approximately $18.8 million, partially offset by higher gross sales prices of $5.6 million.

Cement Operating Earnings decreased by $18.8 million to $86.8 million for the three months ended December 31, 2024. The decrease was due to lower Sales Volume and higher operating costs of $7.1 million and $17.3 million, respectively, partially offset by higher average sales prices of $5.6 million. Higher operating costs were primarily due to increased maintenance of $7.8 million, as well as $8.1 million related to increased fixed costs per unit, including labor, resulting from lower production during the quarter. The Operating Margin decreased to 33% from 39%, as a result of higher operating costs, partially offset by the higher gross sales prices.

Nine months ended December 31, 2024

Cement Revenue for the nine months ended December 31, 2024 was $987.3 million, a 1% decrease from the prior-year period. The decrease was primarily due to lower Sales Volume, which reduced Cement Revenue by approximately $45.0 million, partially offset by higher gross sales prices of $33.9 million.

Cement Operating Earnings decreased by $9.3 million to $291.8 million for the nine months ended December 31, 2024. The decrease was due to lower Sales Volume and higher operating costs of $15.0 million and $28.2 million, respectively, which was partially offset by higher gross sales prices of $33.9 million. Higher operating costs consisted of $12.9 million of increased maintenance, $4.9 million of higher freight costs, $2.8 million increase in purchased raw materials, and $8.3 million related to increased fixed costs, including labor, resulting from lower production. These higher costs were partially offset by the impact of recording in the prior year $2.8 million of acquired inventories at fair value. Cement Operating Margin remained flat at 30%, as the higher operating costs were offset by higher gross sales prices.

CONCRETE AND AGGREGATES

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2024	2023	Percentage Change	2024	2023	Percentage Change
	(in thousands, except net sales prices)			(in thousands, except net sales prices)
Revenue, including Intersegment	$60,716	$61,186	(1)%	$195,511	$201,526	(3)%
Less Intersegment Revenue	(4,311)	(3,414)	26%	(12,138)	(10,235)	19%
Revenue	$56,405	$57,772	(2)%	$183,373	$191,291	(4)%

Sales Volume
M Cubic Yards of Concrete	298	308	(3)%	989	1,055	(6)%
M Tons of Aggregate	893	1,034	(14)%	2,671	3,362	(21)%
Average Net Sales Price
Concrete - Per Cubic Yard	$147.53	$149.54	(1)%	$148.46	$145.29	2%
Aggregates - Per Ton	$13.19	$11.18	18%	$12.83	$11.20	15%

Operating Earnings (Loss)	$(1,397)	$1,760	(179)%	$588	$13,434	(96)%

Three months ended December 31, 2024

Concrete and Aggregates Revenue declined 1% to $60.7 million for the three months ended December 31, 2024. Excluding the Kentucky Acquisition, Revenue declined $3.6 million. The decline was due to lower Sales Volume, which reduced Revenue by $4.6 million, partially offset by higher gross sales prices of $1.0 million.

Operating Loss was approximately $1.4 million for the three months ended December 31, 2024. Excluding the Kentucky Acquisition, Operating Loss was $1.1 million. The decrease in Operating Earnings was due to lower Sales Volume and higher operating costs of $1.6 million and $2.3 million, respectively, partially offset by higher gross selling prices of $1.0 million. The increase in operating costs was primarily due to higher cost of materials, maintenance, and labor costs of approximately $0.2 million, $0.7 million, and $0.6 million, respectively.

Nine months ended December 31, 2024

Concrete and Aggregates Revenue declined 3% to $195.5 million for the nine months ended December 31, 2024. Excluding the Kentucky Acquisition, Revenue declined $10.8 million. The decrease was due to lower Sales Volume, which reduced Revenue by $19.5 million. This was partially offset by higher gross sales prices of $8.7 million.

Operating Earnings were approximately $0.6 million for the nine months ended December 31, 2024. Excluding the Kentucky Acquisition, Operating Earnings decreased to $1.2 million. The decline in Operating Earnings was due to lower Sales Volume and higher operating costs of $4.9 million and $16.0 million, respectively. This was partially offset by higher gross selling prices of $8.7 million. The increase in operating costs was primarily due to higher cost of materials, maintenance, delivery, and labor expenses of approximately $4.5 million, $5.5 million, $1.8 million, and $1.7 million, respectively.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2024	2023	Percentage Change	2024	2023	Percentage Change
	(in thousands, except per MSF information)			(in thousands, except per MSF information)
Revenue	$209,493	$200,969	4%	$642,294	$629,299	2%

Sales Volume (MMSF)	737	722	2%	2,246	2,218	1%
Freight and Delivery Costs billed to Customers	$(35,506)	$(36,569)	(3)%	$(108,854)	$(112,979)	(4)%
Average Net Sales Price, per MSF (1)	$236.11	$227.78	4%	$237.49	$232.79	2%
Freight, per MSF	$48.18	$50.65	(5)%	$48.47	$50.94	(5)%
Operating Margin, per MSF	$117.22	$103.97	13%	$120.44	$113.45	6%
Operating Earnings	$86,393	$75,063	15%	$270,510	$251,625	8%

(1) Net of freight per MSF.

Three months ended December 31, 2024

Gypsum Wallboard Revenue for the three months ended December 31, 2024 was $209.5 million, a 4% increase from the prior-year period. The increase was primarily due to higher gross sales prices and Sales Volume, which increased Revenue by $4.3 million and $4.2 million, respectively. Our market share remained relatively consistent during the three months ended December 31, 2024.

Operating Earnings increased 15% to $86.4 million, due to $4.3 million of higher gross sales prices, a $1.6 million increase in Sales Volume, and a $5.4 million decrease in operating costs. Lower operating costs were primarily related to freight, energy, and maintenance, which increased Operating Earnings by approximately $1.8 million, $1.4 million, and $1.2 million, respectively. Operating Margin increased to 41% for the three months ended December 31, 2024, primarily because of lower operating costs and higher gross sales prices. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

Nine months ended December 31, 2024

Gypsum Wallboard Revenue for the nine months ended December 31, 2024 was $642.3 million, a 2% increase from the prior-year period. The increase was primarily due to higher gross sales prices and Sales Volume, which positively affected Revenue by $5.1 million and $7.9 million, respectively. Our market share remained relatively consistent during the nine months ended December 31, 2024.

Operating Earnings increased 8% to $270.5 million, primarily because of $5.1 million higher gross sales prices, a $3.2 million increase in Sales Volume, and a $10.7 million decrease in operating costs. Lower operating costs were primarily related to freight and energy, which increased Operating Earnings by approximately $5.6 million and $3.9 million, respectively. Operating Margin increased to 42% for the nine months ended December 31, 2024, primarily because of higher gross sales prices and lower operating expenses. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2024	2023	Percentage Change	2024	2023	Percentage Change
	(in thousands, except per ton information)			(in thousands, except per ton information)
Revenue, including Intersegment	$56,158	$47,053	19%	$161,175	$135,397	19%
Less Intersegment Revenue	(23,921)	(21,128)	13%	(69,542)	(61,929)	12%
Revenue	$32,237	$25,925	24%	$91,633	$73,468	25%

Sales Volume (M Tons)	90	84	7%	266	247	8%
Average Net Sales Price, per ton (1)	$627.04	$559.49	12%	$606.68	$546.21	11%
Operating Margin, per ton	$122.68	$89.57	37%	$103.70	$90.35	15%
Operating Earnings	$11,041	$7,524	47%	$27,585	$22,316	24%

(1) Net of freight per ton.

Three months ended December 31, 2024

Recycled Paperboard Revenue increased 19% to $56.2 million during the three months ended December 31, 2024. The increase was due to higher gross sales prices and Sales Volume, which increased Revenue by $6.1 million and $3.0 million, respectively. Higher gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 47% to $11.0 million, primarily because of higher gross sales prices and Sales Volume, which increased Operating Earnings by $6.1 million and $0.5 million, respectively. This was partially offset by higher operating costs, which reduced Operating Earnings by approximately $3.1 million. The increase in operating costs was primarily related to higher input costs, namely recycled fiber, which reduced Operating Earnings by approximately $2.9 million. The Operating Margin increased to 20% because of higher gross selling prices, partially offset by higher operating costs. Although the Company has certain provisions in its long-term sales agreements related to adjustments for the cost of raw materials, namely recycled fiber, natural gas, and electricity, prices are adjusted only at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

Nine months ended December 31, 2024

Recycled Paperboard Revenue increased 19% to $161.2 million during the nine months ended December 31, 2024. The increase was due to higher gross sales prices and Sales Volume, which positively affected Revenue by $15.5 million and $10.3 million, respectively. Higher gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 24% to $27.6 million, primarily because of higher gross sales prices and Sales Volume, which increased Operating Earnings by $15.5 million and $1.7 million, respectively. This was partially offset by higher operating costs, which reduced Operating Earnings by approximately $11.9 million. The increase in operating costs was primarily related to higher input costs, namely recycled fiber, which lowered Operating Earnings by approximately $15.4 million. This was partially offset by lower energy, chemicals, and freight costs of $2.8 million, $0.5 million, and $0.5 million, respectively. The Operating Margin remained consistent at 16% as higher operating costs were offset by higher gross sales prices. Although the Company has certain provisions in its long-term sales agreements related to adjustments for the cost of raw materials, namely recycled fiber, natural gas, and electricity, prices are adjusted only at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

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

Information regarding our Critical Accounting Policies and a summary of our significant account policies can be found in our Annual Report, in Note (A) to the Consolidated Financial Statements.

Recent Accounting Pronouncements

Refer to Note (A) in the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q for information regarding recently issued accounting pronouncements that may affect our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We believe we currently have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures, and debt service obligations for at least the next twelve months. We regularly assess any potential disruptions to the economy and to our operations, particularly changing fiscal policy or economic conditions affecting our industries. Please see the Debt Financing Activities section below for a discussion of our Revolving Credit Facility and the amount of borrowings available to us in the next twelve-month period.

Cash Flow

The following table provides a summary of our cash flows:

	For the Nine Months Ended December 31,
	2024	2023
	(dollars in thousands)
Net Cash Provided by Operating Activities	$485,780	$500,549
Investing Activities
Additions to Property, Plant, and Equipment	(146,975)	(87,848)
Acquisition Spending	(24,881)	(55,053)
Net Cash Used in Investing Activities	(171,856)	(142,901)
Financing Activities
Increase (Decrease) in Revolving Credit Facility	(85,000)	(50,000)
Repayment of Term Loan and Term Loan Credit Agreement	(7,500)	(7,500)
Dividends Paid to Stockholders	(25,373)	(26,692)
Purchase and Retirement of Common Stock	(201,276)	(248,852)
Payment of Excise Tax on Purchase and Retirement of Common Stock	(3,331)	—
Proceeds from Stock Option Exercises	6,260	11,560
Shares Redeemed to Settle Employee Taxes on Stock Compensation	(1,456)	(2,494)
Net Cash Used in Financing Activities	(317,676)	(323,978)
Net Increase (Decrease) in Cash and Cash Equivalents	$(3,752)	$33,670

Net Cash Provided by Operating Activities decreased by $14.7 million to $485.8 million during the nine months ended December 31, 2024. This decrease was attributable to lower cash flows from Net Earnings, adjusted for non-cash charges of $6.4 million, lower cash dividends from our Unconsolidated Joint Venture of $7.0 million, and lower cash flow from changes in working capital of $1.3 million.

Working capital increased by $6.3 million to $394.6 million at December 31, 2024, compared with March 31, 2024. The increase was due to higher Inventories and Prepaid and Other Assets of $18.4 million and $4.9 million, respectively, and lower Accounts Payable and Accrued Liabilities of $15.8 million. This was partially offset by lower Cash and Accounts Receivable, net, of $3.7 million and $20.6 million, respectively. The August 2024 Acquisition increased working capital by approximately $0.3 million at December 31, 2024.

The decrease in Accounts Receivable at December 31, 2024, was primarily related to increased collections during the three months ended December 31, 2024, compared with the three months ended March 31, 2024. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 33% at December 31, 2024, and 43% at March 31, 2024. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at December 31, 2024.

Our Inventory balance at December 31, 2024, increased by approximately $18.4 million from our balance at March 31, 2024. Excluding the Kentucky Acquisition, our Inventory balance increased by $18.0 million. Within Inventory, Raw Materials and Materials-in-Progress, Aggregates, Gypsum Wallboard, Repair Parts, and Fuel and Coal increased by approximately $17.8 million, $4.2 million, $1.5 million, $1.1 million, and $3.9 million, respectively. This was partially offset by Finished Cement and Recycled Paperboard, which declined $5.6 million and $4.9 million, respectively. The decline in Finished Cement is consistent with our business cycle; we generally build up clinker inventory over the winter months to meet the demand for cement in the spring and summer. The largest individual balance in our Inventory is our Repair Parts. The size and complexity of our manufacturing plants, as well as the age of certain of our plants, makes it necessary to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence because our products are basic construction materials.

Net Cash Used in Investing Activities during the nine months ended December 31, 2024, was approximately $171.9 million, compared with $142.9 million during the same period in fiscal 2024. The $29.0 million increase was primarily related to higher capital expenditures, most of which were related to the expansion of our Mountain Cement facility. This was partially offset by the lower purchase price for the Kentucky Acquisition in fiscal 2025, compared with the acquisition completed in fiscal 2024.

Net Cash Used in Financing Activities was approximately $317.7 million during the nine months ended December 31, 2024, compared with $324.0 million during the nine months ended December 31, 2023. The $6.3 million decrease was primarily related to lower Purchase and Retirement of Common Stock and Dividends Paid to Stockholders of $47.6 million and $1.3 million, respectively. This was partially offset by higher net Repayments of Borrowings Under Revolving Credit Facility and Excise Tax on Purchase and Retirement of Common Stock of $35.0 million and $3.3 million, respectively, as well as lower Proceeds from Stock Option Exercises of $5.3 million.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 40.3% and 39.5%, respectively, at December 31, 2024, compared with 45.7% and 44.9%, respectively, at March 31, 2024.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities at December 31, 2024:

Maturity
Revolving Credit Facility	May 2027
Term Loan	May 2027
2.500% Senior Unsecured Notes	July 2031

See Note (M) to the Unaudited Consolidated Financial Statements for further details on the Company’s debt facilities, including interest rate, and financial and other covenants and restrictions.

The revolving borrowing capacity of our Revolving Credit Facility is $750.0 million (any revolving loans borrowed under the Revolving Credit Facility, as applicable, the Revolving Loans). The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At December 31, 2024, we had $85.0 million outstanding of Revolving Loans under the Revolving Credit Facility and $10.0 million of outstanding letters of credit. Subsequent to December 31, 2024, we borrowed approximately $152.5 million to fund the New Acquisition. After this borrowing we have $502.5 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We are contingently liable for performance under $30.0 million in performance bonds relating primarily to our mining operations. We do not have any off-balance sheet debt, or any outstanding debt guarantees.

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

We have approximately $40.0 million of lease liabilities at December 31, 2024, that have an average remaining life of approximately 11.2 years.

Dividends

Dividends paid were $25.4 million and $26.7 million for the nine months ended December 31, 2024 and 2023, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

During the nine months ended December 31, 2024, our share repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2024	129,067	$256.53	129,067
May 1 through May 31, 2024	118,618	253.81	118,618
June 1 through June 30, 2024	100,048	222.63	100,048
Quarter 1 Totals	347,733	$245.85	347,733
July 1 through July 31, 2024	143,000	$225.75	143,000
August 1 through August 31, 2024	70,000	252.44	70,000
September 1 through September 30, 2024	40,000	268.40	40,000
Quarter 2 Totals	253,000	$239.88	253,000
October 1 through October 31, 2024	11,567	$286.18	11,567
November 1 through November 30, 2024	65,000	301.49	65,000
December 1 through December 31, 2024	118,419	271.81	118,419
Quarter 3 Totals	194,986	$282.56	194,986
Year-to-Date Totals	795,719	$252.95	795,719	5,087,951

On May 17, 2022, the Board of Directors authorized us to repurchase an additional 7.5 million shares. This authorization brought the cumulative total of Common Stock our Board has approved for repurchase in the open market to 55.9 million shares since we became publicly held in April 1994. Through December 31, 2024, we have repurchased approximately 50.8 million shares.

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

During the nine months ended December 31, 2024, the Company withheld from employees 5,636 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is necessary once the Restricted Shares or Restricted Share Units are vested.

Capital Expenditures

The following table details capital expenditures by category:

	For the Nine Months Ended December 31,
	2024	2023
	(dollars in thousands)
Land and Quarries	$5,758	$11,178
Plants	91,100	33,650
Buildings, Machinery, and Equipment	50,117	16,123
Total Capital Expenditures	$146,975	$60,951

Capital expenditures for fiscal 2025 are expected to range from $215.0 million to $235.0 million and will be allocated across both Heavy Materials and Light Materials sectors. The increase from the prior year reflects our beginning construction of the previously announced modernization and expansion of our Mountain Cement facility. The Mountain Cement construction project will continue through fiscal 2027, with expected completion in late fiscal 2027. These estimated capital expenditures will include maintenance capital expenditures and improvements, as well as other safety and regulatory projects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. We had a $750.0 million Revolving Credit Facility at December 31, 2024, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $85.0 million of borrowings under the Revolving Credit Facility and the $175.0 million of borrowings under the Term Loan at December 31, 2024, would increase interest expense by approximately $2.6 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

In March 2023, the EPA finalized a Federal Implementation Plan (FIP), also known as the “Good Neighbor Plan,” which addresses interstate transport obligations for the 21 states with disapproved SIPs, as well as two additional states that had not submitted any revisions for their SIPs. The FIP went into effect on August 4, 2023, and requires kilns used in cement and cement product manufacturing in 20 states, including Illinois, Kentucky, Missouri, Nevada, Ohio, Oklahoma, and Texas, to comply with nitrogen oxide (NOx) emissions limitations during the ozone season (May 1 to September 30) beginning in 2026. The FIP has not been implemented in 12 of the states with disapproved SIPs due to legal challenges. In January 2024, the EPA proposed to extend the FIP to five additional states.

Our cement plants located in Nevada, Oklahoma, and Texas are most directly affected by the EPA’s SIP Disapprovals and Good Neighbor Plan. Multiple parties have filed lawsuits challenging the EPA’s SIP Disapprovals for 12 states including Nevada, Oklahoma, and Texas. Legal challenges to the EPA’s SIP Disapprovals for Nevada, Oklahoma, and Texas are all ongoing, and have resulted in stays for each of these disapprovals and prevented implementation of the Good Neighbor Plan in these states. In each of these actions, the petitioners have challenged the failure on the part of the EPA to appropriately defer to the applicable state’s analysis and determinations regarding interstate transport obligations. Multiple parties have also filed lawsuits challenging the EPA’s Good Neighbor Plan, resulting in a stay order by the Supreme Court preventing enforcement nationwide, pending resolution of these challenges.

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

At this time, we are unable to predict the likely outcome of the multiple legal challenges to both the state disapprovals and the Good Neighbor Plan. Nevertheless, on July 12, 2024, we entered into a settlement agreement with the EPA related to our cement operations in Nevada, which agreement provides (i) for the potential installation of additional emissions controls referred to as “low NOx burners” and (ii) if the controls are installed, that we perform a test-and-set process to determine an appropriate NOx emission limit by February 1, 2027. Assuming such emission limit is finalized and approved by the EPA, our Nevada cement operations would no longer be subject to the emissions limit in the Good Neighbor Plan. We estimate the cost of installing the low NOx burners to be approximately $2.5 million.

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

Item 5. Other Information

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement during the Company's fiscal third quarter ended December 31, 2024.

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

EAGLE MATERIALS INC.
Registrant

January 29, 2025	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

January 29, 2025	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

January 29, 2025	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)