Form 10-K
period 2025-03-31
EAGLE MATERIALS INC
filed 2025-05-20
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended

March 31, 2025

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

The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $9.5 billion.

As of May 16, 2025, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	32,704,328

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on August 4, 2025 are incorporated by reference in Part III of this Report.

PART I

ITEM 1. Business

Overview

Eagle Materials Inc., through its subsidiaries (the Company, which may be referred to as we, our, or us), is a leading U.S. manufacturer of heavy construction products and light building materials. Our primary products, Portland Cement and Gypsum Wallboard, are essential for building, expanding and repairing roads, highways, and residential, commercial, and industrial structures across America. Headquartered in Dallas, Texas, Eagle manufactures and sells its products through a network of more than 70 facilities spanning 21 states. Demand for our products is generally cyclical and seasonal, depending on economic and geographic conditions.

The Company was founded in 1963 as a subsidiary of Centex Corporation (Centex). It operated as a public company under the name Centex Construction Products, Inc. from April 19, 1994, to January 30, 2004, at which time Centex completed a tax-free distribution of its shares to its shareholders, and the Company was renamed Eagle Materials Inc. (NYSE: EXP).

Competitive Strengths

We benefit from several competitive strengths that have enabled us to deliver consistently strong operating results and profitable growth.

Strategically located plant network

Our plants are located near both our raw material reserves and customers in high-growth U.S. markets. The proximity to raw materials and customers helps us manage our transportation costs and input costs. The location of our plants across several high-growth regions within the United States provides geographic diversification, reducing our exposure to individual regional construction cycles, and enabling us to move product between different plants in our network as needed. The integrated nature of our cement and wallboard plant network enables us to minimize freight costs and supply customers from more than one plant when desirable.

Decentralized operating structure

The Company operates through a decentralized structure: day-to-day operations are managed separately, and products are branded and marketed by our individual companies. This regional-market strategy provides several benefits, including increased familiarity with our customers, higher brand recognition, and lower transportation costs, which is a meaningful advantage in the construction materials industry.

Substantial owned raw material reserves and resources

We own, or control, at least 25 years of primary raw material reserves and resources (and in many instances, more than 50 years) for each of our cement and wallboard facilities, providing certainty of supply and enhancing our ability to control the cost of our primary raw materials.

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

Strategy

We consistently pursue the following strategic objectives that we believe differentiate us from our competitors and contribute to our margin performance and growth: positioning our business for steady performance through economic cycles, maintaining our position as a low-cost producer in all our markets, operating primarily in the United States in regionally diverse and demographically attractive markets, achieving profitable growth through both strategic acquisitions and the organic development of our asset network, and operating in a socially and environmentally responsible manner.

Maintain rigorous cycle management

We aim to maintain profitability and create value consistently through shifting economic cycles. Our goal is to increase earnings peak-to-peak through cycles and maintain peak-to-trough resiliency of our assets. The cornerstones of our effective cycle management include keeping our plants well-maintained, operating at standard-setting efficiency and safety levels, and maintaining a healthy balance sheet to enable us to capitalize on growth opportunities, continue enhancing our assets, and return excess capital to shareholders. Acquisition opportunities and ongoing investments in our businesses meet rigorous financial and strategic return criteria and position our assets for peak performance in both favorable and challenging market conditions.

Continuously innovate to advance our low-cost position

The bedrock of our strategy is to be a low-cost producer in each of the markets in which we compete. We have right-sized capacity to service the markets we participate in, and we focus diligently on reducing costs and making our operations more efficient to manage free cash flow through economic cycles. Maintaining our low-cost position provides meaningful competitive, financial, and environmental benefits. The products we make are basic necessities, and competition is often based largely on price, with consistent quality and customer service also being important considerations. Thus, being a low-cost producer is a competitive advantage and can lead to higher margins, better returns, and stronger free cash flow generation. Being a low-cost producer is key to our commercial success and also aligns with our commitment to sustainable environmental practices. To maintain our low-cost producer position, we are always innovating our production processes with the aim of using fewer resources to make the same products. We regularly invest in technologies at our facilities to control emissions and to modify the fuels that we burn.

Operate in regionally diverse and attractive markets

Demand for our products depends on construction activity, which tends to correlate with population growth. While the Company’s markets include most of the United States, except the Northeast, approximately 65% of our total revenue, including our proportional share from our joint venture, is generated in ten states: Colorado, Illinois, Kansas, Kentucky, Missouri, Nevada, North Carolina, Ohio, Oklahoma, and Texas. Population growth is a major driver of demand for construction products and building materials. The population in these ten states is expected to increase approximately 16% between the 2020 census and 2050, compared with 12% for the United States as a whole, according to the latest update in July 2024 by the University of Virginia, Weldon Cooper Center for Public Service.

Achieve profitable growth through acquisition and organic development

We seek to grow the Company through prudent acquisitions and the organic development of our asset network. Since 2012, we have invested approximately $2.6 billion to expand the Heavy Materials sector. These investments have more than doubled our U.S. cement capacity.

Growth in the Heavy Materials sector has been achieved mainly through acquisitions, which have expanded our geographic footprint, resulting in a contiguous and integrated cement system from northern California to western Pennsylvania and south to Texas. We have completed additional bolt-on acquisitions, which also contribute to our expanded geographic footprint.

The Company has also grown its Light Material sector through organic growth investments. In fiscal 2020, we completed a $70.0 million expansion at our Recycled Paperboard plant that increased capacity by approximately 15%, as well as provided cost savings. Recently we have announced a $330.0 million project to modernize and expand our Gypsum Wallboard facility in Oklahoma. This project will increase capacity by 25% to 1.5 billion square feet (bsf) of production, lower the plant's operating costs, and take advantage of our nearby, low-cost natural gypsum reserves. We expect to complete the project in the second half of calendar 2027.

The Company will continue to proactively pursue acquisition opportunities and organic growth investments. Our free cash flow and balance sheet strength enable us to consider acquisitions and organic growth opportunities that align with our stringent return-on-investment criteria and advance our strategic priorities.

Operate in a socially and environmentally responsible manner

We aim to conduct all our operations in a way that enhances the returns and the sustainability of our business, ensures the health and safety of our employees and minimizes negative environmental effects. We have defined our environmental and social responsibility priorities and developed a roadmap for pursuing them. Our initiatives encompass land use, water, emissions, the reduction of the carbon impacts of our products, human resources, and governance practices, which are all areas we view as essential to our success.

Management is responsible for implementing these initiatives, and our Board of Directors, or Board, is committed to overseeing and ensuring progress across our sustainability initiatives. In particular, pursuant to its charter, the Board's Corporate Governance, Nominating and Sustainability Committee has formal responsibility for leading the Board's oversight of these matters in coordination with management and other Board committees as appropriate. Management submits quarterly progress reports to the Board, and sustainability is a topic of discussion at every quarterly Board meeting. Compensation for key executives is linked, in part, to the achievement of specific sustainability goals.

Capital Allocation Priorities

Our capital allocation priorities are intended to enhance shareholder value and are as follows: 1. investing in growth opportunities that meet our strict financial return standards and are consistent with our strategic focus; 2. making operating capital investments to maintain and strengthen our low-cost producer position; and 3. returning excess cash to shareholders through our share repurchase program and dividends. In the past five years, we have invested $388.4 million in acquisitions, $545.5 million in organic capital expenditures, and approximately $1.8 billion in share repurchases and dividends. Since becoming a public company in 1994, our share count is down approximately 52%, and we have returned approximately $3.9 billion to our shareholders through a combination of share repurchases and dividends.

FISCAL 2025 EVENTS

Financial Highlights

Fiscal 2025 was a strong year for the Company, with increased earnings in our Gypsum Wallboard segment. Financial highlights for fiscal 2025 compared with fiscal 2024 include:

1.
Record Revenue of $2.3 billion, up slightly from prior year.
2.
Net Earnings of $463.4 million, down 3%.
3.
Record Diluted Earnings per Share of $13.77, up 1%.
4.
Repurchased 1.2 million shares of our Common Stock for $298.0 million.

Strategic Highlights

During fiscal 2025, we executed the following strategic actions that extended our integrated plant network, advanced our low-cost position, and expanded our ability to meet increasing demand in high-growth markets.

Purchase of Aggregates Companies in Northern Kentucky and Western Pennsylvania

In August 2024, we completed the acquisition of an aggregates operation in Battletown, Kentucky (the Northern Kentucky Acquisition). The Northern Kentucky Acquisition is included in our Heavy Materials sector, in the Concrete and Aggregates business segment in fiscal 2025.

In January 2025, we acquired Bullskin Stone and Lime, LLC, an aggregates business located in Western Pennsylvania (the Western Pennsylvania Acquisition). The Western Pennsylvania acquisition serves the Pittsburgh and broader Western Pennsylvania markets. The Western Pennsylvania Acquisition is included in our Heavy Materials sector, and its results included in the Concrete and Aggregates business segment in fiscal 2025.

The Northern Kentucky and Western Pennsylvania Acquisitions (collectively, the Aggregates Acquisitions) advance our long-term growth strategy by adding pure-play aggregates businesses that complement and extend our network of aggregate quarries and cement operations in both regions.

See Footnote (B) to the Audited Consolidated Financial Statements for more information regarding the Aggregates Acquisitions.

Start-up of Slag-Cement Facility

Our slag-cement facility in Houston, Texas became operational during the fiscal fourth quarter. This facility will expand our cementitious product manufacturing capacity by 500,000 tons to meet increasing demand in the fast-growing Texas market. The slag-cement facility is operated through our Joint Venture, which is 50% owned by us, and 50% owned by HM Southeast Cement LLC, a subsidiary of Heidelberg Materials (the Joint Venture).

Modernization and Expansion of our Laramie, Wyoming Cement Plant

We began the modernization and expansion of our Mountain Cement facility in Laramie, Wyoming during fiscal 2025. The modernized plant and the construction of an additional cement distribution facility in northern Colorado will employ state-of-the-art technology, which will maximize operating efficiencies and further strengthen our low-cost producer position. Upon completion of the project, the plant's manufacturing capacity will increase by nearly 50% to approximately 1.2 million tons of cement, and it is expected that manufacturing costs will be reduced by approximately 25%. The total cost of the expansion, including the construction of the new distribution terminal in Northern Colorado, is expected to be approximately $430.0 million. We expect start-up of the new facility in the second half of calendar 2026.

Modernization and Expansion of our Duke, Oklahoma Gypsum Wallboard Plant

We announced a project to invest $330.0 million to modernize and expand our Gypsum Wallboard facility in Oklahoma. This project will increase capacity by 25% to 1.5 billion square feet (bsf) of production, lower the plant's operating costs, and take advantage of our nearby, low-cost natural gypsum reserves. We expect to complete the project in the second half of calendar 2027.

HUMAN CAPITAL

As of March 31, 2025, the Company had approximately 2,500 employees, of which approximately 700 are salaried, and approximately 1,800 are hourly. Approximately 600 of the hourly employees are employed under collective bargaining agreements and various supplemental agreements with local unions.

Recruiting, developing, and retaining qualified employees is essential to implement our strategy and maintain our low-cost position. The health and safety of our employees is the highest priority of management. We have comprehensive safety and wellness processes and policies and all our employees are provided with the training necessary to safely and effectively perform their responsibilities. In all our businesses we have implemented initiatives to improve safety in the workplace. We hold an annual safety conference during which we review our safety performance, assess the effectiveness of our programs, and determine improvement actions. Specific areas of review include training programs; best practices; and leading indicators, such as near-miss reporting and root cause analysis of all lost-time injuries. We also seek the assistance of outside parties in identifying potential safety trends and ways to mitigate identified risks.

Management reviews a variety of safety metrics, including leading and lagging indicators, and monthly updates are provided to corporate management by the business units throughout the year. During fiscal 2025, all our business segments recorded lower total recorded incident rate, or TRIR, averages than the applicable industry average described above.

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

Heavy Materials

Our Heavy Materials sector provides cement and concrete and aggregates for use in public infrastructure, private nonresidential, and residential construction. This sector comprises the Cement and Concrete and Aggregates segments. In calendar 2024, cement consumption in the United States, as estimated by the Portland Cement Association (PCA), was approximately 111.4 million short tons, which was approximately 6% lower than calendar 2023 consumption levels. While cement consumption was down in the U.S., the U.S. still consumes more cement than we can domestically produce. Imported cement consumption represented 25% of total sales in both calendar 2024 and 2023.

CEMENT

Cement is the basic binding agent for concrete, a primary construction material. The principal sources of demand for cement are public infrastructure, private nonresidential construction, and residential construction, with public infrastructure accounting for nearly 50% of cement demand. The U.S. cement industry comprises numerous regional markets rather than a single national market. Cement consumption is affected by the time of year and prevalent weather conditions. Cement sales are generally greatest from spring through the middle of autumn.

The manufacturing process for portland cement involves four main steps, as shown in the graphic below:

We also produce and market other cementitious products, including slag cement and fly ash. Slag granules are obtained from steel companies and ground in our grinding facilities in Illinois and Texas. Slag is used in concrete mix designs to improve the durability of concrete and reduce future maintenance costs. Fly ash is a by-product of coal-fired power plants and acts as an extender of cement in concrete.

Limestone Mining Operations

We mine primarily limestone at our quarry operations serving each of our cement plants. The limestone mined at our quarries is then converted to cement, as outlined above. Each of our cement plants has its own dedicated limestone quarries, all of which have adequate access to highways and/or waterways. For more information about our limestone mining properties, including estimates of limestone resources and reserves, see Item 2. Properties.

Cement Plants

We operate eight modern cement plants, and two slag grinding facilities (one cement plant and one slag grinding facility are operated through a joint venture). Our clinker capacity is approximately 6.7 million tons, which is approximately 6% of total U.S. clinker capacity. Clinker is the intermediary product before it is ground into cement powder (see production process graphic above). All of our cement plants use dry-process technology, and approximately 80% of our clinker capacity is produced from preheater or preheater/pre-calciner kilns, which are generally more energy-efficient kiln types. In addition to production facilities, we also operate over 30 cement storage and distribution terminals.

Our cement companies focus on the U.S. heartland and operate as an integrated network selling product mainly in Colorado, Illinois, Kansas, Kentucky, Indiana, Iowa, Missouri, Nebraska, Nevada, Ohio, Oklahoma, Tennessee, and Texas. Our Joint Venture (as defined below) includes a minority interest in an import terminal in Houston, Texas, from which we can purchase up to 495,000 tons of cement annually. Our slag facilities are located near Chicago, Illinois and Houston, Texas. Both slag facilities have 500,000 tons annual grinding capacity.

The following table sets forth information regarding our cement plants at March 31, 2025 (tons are in thousands of short tons).

Plant Location	Rated Annual Clinker Capacity (1)	Annual Grinding Capacity	Manufacturing Process	Number of Kilns	Kiln Dedication Date

Buda, TX (2)	1,300	1,435	Dry – 4 Stage Preheater/Pre-calciner	1	1983

LaSalle, IL	1,000	1,100	Dry – 5 Stage Preheater/Pre-calciner	1	2006

Sugar Creek, MO	1,000	1,300	Dry – 5 Stage Preheater/Pre-calciner	1	2002

Laramie, WY	650	800	Dry – 2 Stage Preheater	1	1988

			Dry – Long Dry Kiln	1	1996

Tulsa, OK	600	900	Dry – Long Dry Kiln	1	1961

			Dry ‒ Long Dry Kiln	1	1964

Fernley, NV	500	550	Dry – Long Dry Kiln	1	1964

			Dry – 1 Stage Preheater	1	1969

Louisville, KY	1,550	1,800	Dry – 4 Stage Preheater/Pre-calciner	1	1999

Fairborn, OH	730	980	Dry – 4 Stage Preheater	1	1974

Total-Gross	7,330	8,865

Total-Net (3)	6,680	8,150

(1)
One short ton equals 2,000 pounds.
(2)
The amount shown represents 100% of plant capacity. This plant is owned by the Joint Venture in which the Company has a 50% interest.
(3)
Net of partner’s 50% interest in the Buda, Texas plant.

All our cement subsidiaries are wholly owned except the Buda, Texas plant, which is owned by Texas Lehigh Cement Company LP, a limited partnership joint venture owned 50% by us, and 50% by HM Southeast Cement LLC, a subsidiary of Heidelberg Materials (our Joint Venture Partner).

On May 1, 2024, the Company and our Joint Venture Partner entered into a put option agreement (Put Option Agreement) that provides for the grant of reciprocal put options by the parties with respect to their 50% partnership interests in the Joint Venture. If the Company or our Joint Venture Partner exercises its put option under the Put Option Agreement, the other party is required to purchase the 50% partnership interest held by the exercising party for approximately $550.0 million, subject to certain customary adjustments. The put option can only be exercised in the event of a triggering event, which is defined as the entry by the exercising party into a binding and effective outside purchase agreement. An outside purchase agreement is a definitive agreement for the purchase of assets or operations to be used in the production or sale of grey cement products or slag in the Joint Venture market area for total consideration equal to or greater than $1 billion. The Put Option Agreement is effective for 15 months and expires on August 1, 2025.

Our cement production, including our 50% share of the cement Joint Venture production, totaled 6.0 million short tons and 6.6 million short tons for fiscal 2025 and fiscal 2024, respectively. Total net Cement sales, including our 50% share of cement sales from the Joint Venture, were 6.9 million short tons and 7.3 million short tons in fiscal 2025, and fiscal 2024, respectively. Total net Cement sales exceed production primarily because of imports through the Houston and Stockton import terminals.

Demand, Sales, and Distribution

The principal sources of demand for cement and slag are public infrastructure, private nonresidential construction, and residential construction, with public infrastructure comprising nearly 50% of total demand. Cement consumption in the U.S. decreased approximately 6% during calendar 2024, and the Portland Cement Association forecasts cement consumption will decrease approximately 2% in calendar 2025. Demand for cement is seasonal, particularly in northern states where inclement winter weather often affects construction activity. Cement sales are generally highest from spring through the middle of autumn. Demand for slag has increased as the availability of fly ash has decreased due to the reduction in the use of coal to generate power.

Because of cement’s low value-to-weight ratio, the relative cost of transporting cement on land is high and limits the geographic area in which each company can profitably market its products. The low value-to-weight ratio generally limits shipments by truck to a 150-mile radius from each plant, up to 300 miles by rail, and further by barge. No single cement company has a plant network extensive enough to serve all geographic areas, so profitability is sensitive to shifts in the balance between regional supply and demand.

Environmental and zoning regulations have made it increasingly difficult for the U.S. cement industry to expand existing facilities and to build new cement facilities. Although we cannot predict which policies federal, state, and local government bodies will enact in the future, we anticipate that zoning and permitting of new capacity additions will remain difficult. This could potentially enhance the value of our existing facilities. Furthermore, cost-efficient alternatives to cement are currently limited, and the availability of some alternatives is diminishing. For example, the availability of fly ash, a cement replacement, has decreased because of the retirement of coal-fired power plants and the conversion of power plants from coal to natural gas and other forms of energy.

The difficulty in adding cement capacity, coupled with limited alternatives, leads to high U.S. cement manufacturing utilization rates, as well as the need for imported cement when demand levels are high. Cement imports into the U.S. occur mostly to supplement domestic cement production or to supply a particular region. Cement is typically imported into deep water ports along the coasts or on the Great Lakes or transported on the Mississippi River system near major population centers. Our position in the U.S. heartland, away from most import terminals, provides a degree of insulation from coastal imports, given the expense of transporting cement from deep water ports into the heartland regions. This geographic position further enhances the value of our plant network.

The PCA estimates that imports represented approximately 25% of cement used in the U.S. during calendar 2024, similar to the amount used in calendar 2023. Based on the historical distribution of cement into the market, we believe that no less than approximately 5% to 10% of total U.S. consumption will consistently be served by imported cement.

The following table shows the geographic areas served by each of our cement and slag plants and the location of our distribution terminals in each area. We have over 30 cement storage and distribution terminals, which are strategically located to extend the sales areas of our plants.

Plant Location	Type of Plant	Operating Company Name	Principal Geographic Areas	Distribution Terminals (1)

Buda, Texas	Cement	Texas Lehigh Cement Company LP (the Joint Venture)	Texas and western Louisiana	Corpus Christi, Texas; Houston, Texas; Roanoke (Fort Worth), Texas; Waco, Texas; Houston Cement Company (Joint Venture), Houston, Texas

LaSalle, Illinois	Cement	Illinois Cement Company	Illinois, Michigan, and southern Wisconsin	Hartland, Wisconsin; South Beloit, Illinois; Ottawa, Illinois

Sugar Creek, Missouri	Cement	Central Plains Cement Company	Western Missouri, eastern Kansas, eastern Nebraska, and Iowa	Sugar Creek, Missouri; Wichita, Kansas; Omaha, Nebraska; Altoona, Iowa

Tulsa, Oklahoma	Cement	Central Plains Cement Company	Oklahoma, western Arkansas, and southern Missouri	Oklahoma City, Oklahoma; Springfield, Missouri

Laramie, Wyoming	Cement	Mountain Cement Company	Wyoming, Utah, Colorado, and western Nebraska	Salt Lake City, Utah; Denver, Colorado; North Platte, Nebraska

Fernley, Nevada	Cement	Nevada Cement Company	Northern Nevada and northern California	Sacramento, California; Stockton, California (2) Redwood City, California (2)

Louisville, Kentucky	Cement	Kosmos Cement Company	Kentucky, Ohio, Indiana, West Virginia, eastern Illinois, western Pennsylvania, and northern Tennessee	Indianapolis, Indiana; Ceredo, West Virginia; Lexington, Kentucky (2); Cincinnati, Ohio; Pittsburgh, Pennsylvania; Nashville, Tennessee; Charleston, West Virginia; Mount Vernon, Indiana (2)

Fairborn, Ohio	Cement	Fairborn Cement Company	Ohio, eastern Indiana, and northern Kentucky	Columbus, Ohio

Chicago, Illinois	Slag	Skyway Cement Company	Illinois, Pennsylvania, Iowa, Ohio, Minnesota, Missouri, and Kansas	Kansas City, Missouri; Etna, Pennsylvania;

Houston, Texas	Slag	Texas Lehigh Cement Company LP (the Joint Venture)	Texas, Louisiana	Houston, Texas

(1)
Each distribution terminal listed in this table is capable of handling cement and/or slag.
(2)
These facilities are being leased.

The terminal in Lexington, Kentucky was originally leased under an initial term of five years, and we are currently operating the terminal on a year-to-year lease. The terminal in Mt. Vernon, Indiana is leased through fiscal 2031 and contains options that will allow the renewal of this lease for an additional twenty years. The terminal in Redwood City, California is being leased on a month-to-month basis, and the terminal in Stockton, California is leased through calendar 2035.

Cement and slag are distributed directly to our customers mostly through customer pickups and by common carriers from our plants or distribution terminals. We transport cement and slag by truck, barge, and rail to our storage and distribution terminals.

No single customer accounted for more than 10% of our Cement segment sales during fiscal 2025. We do not typically enter into long-term cement sales contracts or have a significant level of order backlog.

Raw Materials and Fuel Supplies

The principal raw material used in the production of portland cement is calcium carbonate in the form of limestone. Limestone is obtained mainly through mining and extraction operations conducted at mines and quarries that we own or lease, and that are located in close proximity to our plants. We believe the estimated recoverable limestone reserves and resources we own or lease will permit each of our plants to operate at our present production capacity for at least 25 years. We are actively seeking to upgrade our extensive high-quality resource base at existing properties to reserves, or to acquire additional limestone reserves close to our plants. We believe we will be able to acquire more reserves in the future. Most of our existing properties have additional resources that have potential with further engineering and evaluation to be upgraded to reserves. Other raw materials used in significantly smaller quantities than limestone are sand, clay, iron ore, and gypsum. These materials are readily available and can be obtained from reserves owned or leased by the Company or purchased from outside suppliers.

We utilize coal, petroleum coke, natural gas, and alternative fuels to fuel our cement plants. The cost of fuel decreased throughout fiscal 2025, compared with fiscal 2024, primarily because of lower market prices and transportation costs for solid fuels such as coal and petroleum coke. We expect the cost of fuel to remain relatively stable in fiscal 2026. In keeping with our commitment to sustainability and cost management, we continue to expand the use of alternative fuels at our cement facilities.

Our slag facility in Illinois has an agreement with a steel manufacturer to supply granules necessary for grinding slag. This agreement requires us to purchase up to 550,000 tons of granules meeting certain specifications, which the steel manufacturer makes available each year. Electric power is also a major cost component in the manufacturing process for both cement and slag, and we have sought to diminish overall power costs by adopting interruptible power supply agreements at certain locations. These agreements may expose us to some production interruptions during periods of power curtailment. Historically, these interruptions, when they occur, have not had a significant effect on our operations.

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

Cement Kiln Dust – Our cement operations generate Cement Kiln Dust (CKD) as a byproduct. Because much of this CKD is unreacted raw materials, it is often returned to the production process. Substantially all CKD produced in connection with our ongoing operations is recycled. However, CKD was historically collected and is currently stored on-site at our Nevada, Missouri, Oklahoma and Wyoming cement plants and at a former plant site in Corpus Christi, Texas, which is no longer producing cement. Currently, CKD waste is generally excluded from the definition of hazardous waste under the federal regulations. The U.S. Environmental Protection Agency (EPA) has been evaluating the regulatory status of CKD under the Resource Conservation and Recovery Act (RCRA) since 2002, and thus far has not changed its approach. If either the EPA or the states decide to reclassify or impose new management standards on this CKD at some point in the future, we could incur additional costs to comply with those requirements with respect to our historically collected CKD. CKD that comes in contact with water might produce a leachate with an alkalinity high enough to be classified as hazardous and might also leach certain hazardous trace metals therein. In some cases, we are able to reuse CKD in our cement manufacturing process.

Potential Greenhouse Gas Regulation – The potential regulation of our emission of greenhouse gases (GHGs), including carbon dioxide, could affect our cement operations because (1) the cement manufacturing process requires the combustion of large amounts of fuel to generate very high kiln temperatures; and (2) the production of carbon dioxide is a byproduct of the calcination process, whereby carbon dioxide is removed from calcium carbonate to produce calcium oxide. While at the federal level, the Trump Administration has indicated its intent to reduce requirements related to GHG emissions, the timing of these de-regulatory actions is uncertain. Further, several states have individually implemented or are presently considering measures to reduce emissions of GHGs, primarily through the planned development of GHG inventories or registries, or regional GHG cap and trade programs. It is not possible at this time to predict how any future legislation that may be enacted or regulations that may be adopted to address GHG emissions would affect our business. However, any imposition of raw materials or production limitations, fuel-use or carbon taxes, or emission limitations or reductions could have a significant impact on the cement manufacturing industry and a material adverse effect on us and our results of operations.

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

Air Quality Standards – The EPA is engaged in an ongoing review and implementation of the national ambient air quality standards (NAAQS) for ozone. The CAA requires the EPA to review, and if necessary, revise the NAAQS every five years. In December 2020, the Trump Administration announced its decision to retain the 2015 ozone NAAQS set by the Obama Administration without change. In December 2024, the Biden Administration began its review of the ozone NAAQS. The Trump Administration has not taken further action on this review.

In addition, in February 2023, the EPA published a final rule disapproving the State Implementation Plans (SIP) for twenty-one states, which addressed each state’s obligations to eliminate significant contributions to nonattainment, or interference with maintenance, of the 2015 ozone NAAQS in other states (interstate transport requirements). States subject to a SIP Disapproval under this final action relevant to our cement operations include Illinois, Kentucky, Missouri, Nevada, Ohio, Oklahoma, and Texas.

In March 2023, the EPA finalized a Federal Implementation Plan (FIP), also known as the "Good Neighbor Plan," which addresses interstate transport obligations for the twenty-one states with disapproved SIPs as well as two additional states that had not submitted any revisions for their SIPs. The

FIP establishes nitrogen oxide (NOx) emissions limitations beginning in 2026 during the ozone season for kilns used in cement and cement product manufacturing in 20 states, including all the above-listed states. The FIP went into effect on August 4, 2023, but is currently subject to a nationwide stay.

States subject to the FIP relevant to our cement operations include Illinois, Kentucky, Missouri, Nevada, Ohio, Oklahoma, and Texas. Our facilities most directly affected by EPA’s State Implementation Plan (SIP) disapprovals and Good Neighbor FIP are our cement plants located in Nevada, Oklahoma and Texas. Various legal challenges have been filed against both the EPA’s disapproval of the SIPs for such states, including Nevada, Oklahoma, and Texas, and the Good Neighbor FIP itself. Petitioners in the SIP disapproval challenges, including Eagle, obtained a stay of the SIP disapprovals for Nevada, Oklahoma, and Texas, which also stayed the implementation of the Good Neighbor FIP in these states. Petitioners in the FIP challenges obtained a stay of the Good Neighbor FIP pending resolution of these challenges, which has halted implementation of the FIP across all states. EPA has also requested a voluntary remand of the Good Neighbor FIP in order to initiate reconsideration of the FIP requirements. EPA anticipates completing this reconsideration action by Fall 2026. The SIP disapproval petitioners have challenged the failure on the part of the EPA to appropriately defer to the applicable state’s analysis and determinations regarding interstate transport obligations. Only two courts have issued a final ruling on the validity of the SIP Disapprovals—in December 2024, the Sixth Circuit issued a favorable decision overturning EPA’s disapproval of Kentucky’s SIP, and in March 2025, the Fifth Circuit issued an adverse decision upholding EPA’s disapproval of Texas’s SIP. An adverse outcome in these actions could require us to incur significant capital expenditures related to the installation of additional controls and additional operating costs at the affected facilities or, if the installation of controls proves impracticable, to modify or curtail our operations at such facilities, which could have a material adverse effect on their profitability. However, even with an adverse outcome in the Fifth Circuit, our Texas facility will not be subject to the FIP’s more burdensome requirements while the FIP remains stayed. We reached an agreement with EPA to install additional NOx controls (low NOx burners) at our Nevada cement facility and are proceeding with installation, which requires certain capital expenditures which may impact operating costs. We are unable to predict the likely outcome of the remaining legal challenges to both the state disapprovals and the Good Neighbor Plan or EPA’s reconsideration action at this time.

Further, on February 7, 2024, the EPA announced its final rule to change the NAAQS for fine particle pollution, also known as fine particulate matter (PM2.5) or soot, and related monitoring requirements, last revised in 2012. The final rule lowers the level of the primary (health-based) annual PM2.5 standard from 12 micrograms per cubic meter to 9 micrograms. The EPA retained all other existing PM standards. The final rule has been challenged by various parties and the cases have been consolidated in the United States Court of Appeals for the D.C. Circuit. The outcome of these legal challenges is unknown at this time. EPA has also indicated its intent to reconsider these standards, although the timing of this reconsideration action is unknown. The anticipated impacts of the new PM NAAQS are similar to those for the ozone NAAQS, discussed above, and include a potential increase in our capital expenditures and operating expenses and make permitting more difficult.

Hazardous Air Pollutants– Eagle’s cement kilns are subject to National Emissions Standards for Hazardous Air Pollutants (NESHAPs), codified at 40 CFR Part 63 Subparts EEE and LLL. The EPA is undergoing rulemakings that would revise Subparts EEE and LLL, such that kilns may be subject to additional emissions limitations, monitoring requirements and/or reporting obligations. EPA is required by a court order in Blue Ridge Environmental Defense League v. Regan, No. 22-cv-3134 (D.D.C.) to issue a final action on its Subpart EEE rulemaking by December 31, 2025. EPA has no such court-ordered deadline by which it must complete its rulemaking under Subpart LLL.

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

In fiscal 2025, we had $4.8 million of capital expenditures related to compliance with environmental regulations applicable to our Cement operations. We anticipate spending $1.2 million during fiscal 2026.

Concrete and Aggregates

The aggregates business consists of mining, extracting, producing, and selling crushed stone, sand, and gravel. Aggregates are a granular material consisting of crushed stone, sand, and gravel, manufactured to specific sizes, grades, and chemistry for use primarily in construction applications.

Readymix concrete is a versatile, low-cost building material used in almost all construction. The production of readymix concrete involves mixing cement, sand, gravel or crushed stone, and water to form concrete, which is then sold and distributed to numerous construction contractors. Concrete is produced in batch plants and transported to customers’ job sites in mixer trucks.

During fiscal 2025, we acquired an aggregate operation in Northern Kentucky near our Battletown Materials plant, as well as an aggregate operation in Western Pennsylvania.

Aggregate Mining Operations

Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company. For more information about our aggregates mining properties, including estimates of resources and reserves, see Item 2. Properties.

The following table sets forth certain information regarding our aggregates facilities at March 31, 2025:

Location	Types of Aggregates	Estimated Annual Production Capacity (Thousand tons)

Central Texas	Limestone and Gravel	2,500

Kansas City Area (1)	Limestone	—

Northern Colorado	Sand and Gravel	1,700

Northern Kentucky	Limestone	2,200

Northern Nevada	Sand and Gravel	850

Western Pennsylvania	Limestone	1,800

		9,050

(1) The Company is currently not operating its aggregate plant in the Kansas City Area.

Our total net Aggregates sales (excluding intercompany tons sold) were 3.8 million tons in fiscal 2025, and 4.1 million tons in fiscal 2024. Total Aggregates production related to third party sales was 4.2 million tons in fiscal 2025, and 4.3 million tons in fiscal 2024. A portion of our total Aggregates production is used internally by our readymix Concrete operations in Texas, northern Colorado, and northern Nevada and by our Cement operations in Northern Kentucky.

Concrete Plants

We produce and distribute readymix concrete from company-owned sites in central Texas, the greater Kansas City area, northern Colorado, and northern Nevada. The following table sets forth information regarding these operations as of March 31, 2025:

Location	Number of Plants

Central Texas	10

Kansas City Area	9

Northern Colorado	4

Northern Nevada	7

Total	30

Demand, Sales, and Distribution

Demand for readymix concrete and aggregates largely depends on local levels of construction activity. Construction activity is subject to weather conditions, the availability of financing at reasonable rates, and overall fluctuations in local economies, and therefore tends to be cyclical. We sell readymix concrete to numerous contractors and other customers in each plant’s marketing area. Our batch plants in central Texas, the greater Kansas City area, northern Colorado, and northern Nevada are strategically located to serve each marketing area. Concrete is delivered from the batch plants primarily by company-owned trucks. We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are distributed from our plants by common carriers and customer pickup. No single customer accounted for more than 10% of fiscal 2025 segment revenue.

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

Raw Materials

We obtain cement and aggregates for our Concrete businesses primarily from related companies, as outlined below.

	Percentage of Internally Supplied

Location	Cement	Aggregates

Central Texas	40%	65%

Kansas City Area	100%	—

Northern Colorado	100%	100%

Northern Nevada	100%	95%

We obtain the balance of our cement and aggregates requirements from multiple outside sources in each of these areas.

We mine and extract limestone, sand, and gravel, the principal raw materials used in the production of aggregates, from quarries owned or leased by us and located near our plants. On average, our aggregate reserves and resources exceed 25 years based on normalized production levels.

Cost of materials and delivery expense are the two biggest expense items for readymix concrete, comprising approximately 60% and 15% of total costs, respectively. In fiscal 2025, cost of materials and delivery expenses increased by 1% and 2%, respectively, compared with fiscal 2024. We anticipate these costs will continue to increase in fiscal 2026.

Environmental Matters

The concrete and aggregates industry is subject to environmental regulations similar to those governing our Cement operations, which are included in the Environmental Matters section in the Cement segment discussion.

We did not have any capital expenditures related to compliance with environmental regulations applicable to our Concrete and Aggregates operations in fiscal 2025, and we do not anticipate any material spending related to compliance with environmental regulations during fiscal 2026.

Light Materials

Our Light Materials sector comprises the Gypsum Wallboard segment, which produces gypsum wallboard used in residential and private nonresidential construction and repair and remodel activities, and the Recycled Paperboard segment, which produces paper primarily used in the manufacture of gypsum wallboard. Operations in this sector are concentrated in the Sun Belt of the United States, which we define as the lower half of the United States, but not California. Population in the Sun Belt is projected to grow approximately 19% between 2020 and 2050, according to the latest update in July 2024 by University of Virginia, Weldon Cooper Center for Public Service. Population growth is a key long-term driver of demand for gypsum wallboard and recycled paperboard.

Gypsum Wallboard

Gypsum wallboard is used to finish the interior walls and ceilings in residential, commercial, and industrial structures. Our gypsum wallboard products are marketed under the name American Gypsum.

The gypsum wallboard manufacturing process involves four main steps, as shown in the graphic below:

Gypsum Wallboard Plants and Gypsum Mining Operations

We own and operate five gypsum wallboard plants, shown in the table below. We anticipate running all our facilities at the level required to meet customer demand, up to maximum capacity. Our gypsum wallboard is distributed in the geographic markets nearest to our production facilities.

Four of our five gypsum wallboard plants are supplied with natural gypsum from our nearby gypsum quarries, while our wallboard plant in South Carolina is supplied with gypsum under a long-term supply contract with a third party. For more information about our gypsum mining properties, including estimates of gypsum resources and reserves, see Item 2. Properties.

The table shows approximate annual production capacity at each of our gypsum wallboard plants at March 31, 2025.

Location	Approximate Annual Gypsum Wallboard Capacity (MMSF) (1)

Albuquerque, New Mexico	425

Bernalillo, New Mexico	550

Gypsum, Colorado	700

Duke, Oklahoma	1,200

Georgetown, South Carolina	900

Total	3,775

(1) Million Square Feet (MMSF) based on anticipated product mix.

Our Gypsum Wallboard production totaled 3,022 MMSF in fiscal 2025, and 3,030 MMSF in fiscal 2024. Total Gypsum Wallboard sales were 2,968 MMSF in fiscal 2025, and 2,965 MMSF in fiscal 2024.

Demand, Sales, and Distribution

The principal sources of demand for gypsum wallboard are (i) residential construction, (ii) repair and remodel activities, (iii) private nonresidential construction, and (iv) other markets such as manufactured housing. According to the Gypsum Association, industry shipments of gypsum wallboard increased approximately 1% to 27.2 billion square feet in calendar 2024. We estimate that residential construction and repair and remodel accounted for more than 80% of calendar 2024 industry sales.

Demand for gypsum wallboard closely follows construction industry cycles, particularly housing construction. Demand for wallboard can be seasonal and is generally highest from spring through the middle of autumn.

We sell gypsum wallboard to numerous building-materials dealers, gypsum wallboard specialty distributors, lumber yards, home-center chains, and other customers located throughout the United States, with the exception of the Northeast. Four customers collectively accounted for approximately 60% of our Gypsum Wallboard segment sales during fiscal 2025.

Gypsum wallboard is sold on a delivered basis and delivery is mostly by truck, with a small percentage delivered by rail. We generally use third-party common carriers for deliveries.

Although gypsum wallboard is distributed principally in local areas, certain industry producers (including the Company) have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to regions where demand is strong. Our rail distribution capabilities permit us to service customers in markets on both the east and west coasts, except for the Northeast. Less than 5% of our Wallboard volume sold during fiscal 2025 was delivered via rail.

There are currently six manufacturers of gypsum wallboard in the U.S., operating a total of 59 plants with a total of 69 lines, per the Gypsum Association. We estimate that the four largest producers ‒ Knauf, National Gypsum Company, CertainTeed, and Koch Industries ‒ account for approximately 85% of gypsum wallboard sales in the U.S. Total wallboard-rated production capacity in the United States is currently estimated by the Gypsum Association at approximately 33.3 billion square feet per year.

Raw Materials and Fuel Supplies

We mine and extract natural gypsum, the principal raw material used in the manufacture of gypsum wallboard, from quarries owned, leased, or subject to mining claims owned by the Company and located near our plants. Our New Mexico reserves are under lease with the Pueblo of Zia. Gypsum ore reserves at the Gypsum, Colorado plant are contained within a total of 115 placer claims encompassing 2,300 acres. Included in this are 94 unpatented mining claims, where mineral rights can be developed upon completion of permitting requirements. We entered into a long-term agreement in 2005 with a public utility in South Carolina for synthetic gypsum, which we use at our Georgetown, South Carolina plant. This agreement has an initial term through December 2029, and we have two 20-year extension options that would extend the term through December 2069 should we elect to exercise both of our extension options. If the utility is unable to generate the agreed-upon amount of gypsum, it is responsible for providing gypsum from a third party to fulfill its obligations.

Through our modern low-cost paperboard mill, we manufacture sufficient quantities of paper necessary for our gypsum wallboard production. Paper is a significant cost component in the manufacture of gypsum wallboard, currently representing approximately one-third of our total production cost. Paper costs are expected to be relatively consistent throughout fiscal 2026. See Raw Materials and Fuel Supplies in the Recycled Paperboard section for more information.

Our gypsum wallboard manufacturing operations use natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by three gas producers under gas-supply agreements expiring in October 2025 for Colorado and South Carolina, and October 2026 for Oklahoma. If the agreements are not renewed, we anticipate being able to obtain our gas supplies from other suppliers at competitive prices. Electrical power is supplied to our New Mexico plants at standard industrial rates by a local utility. For our Albuquerque plant, we have an interruptible power supply agreement, which may expose it to some production interruptions during periods of power curtailment. Power for our Gypsum, Colorado facility is generated at the facility by a cogeneration power plant that we own and operate. Currently, the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Natural gas costs represented approximately 10% of our production costs in fiscal 2025.

Environmental Matters

The gypsum wallboard industry is subject to numerous federal, state, and local laws and regulations pertaining to health, safety, and the environment. Some of these laws, such as the federal CAA and the federal CWA and analogous state laws, impose environmental permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Some laws, such as CERCLA and analogous state laws, impose obligations to clean up or remediate spills of hazardous materials into the environment. Other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. None of our Gypsum Wallboard operations are the subject of any pending local, state, or federal environmental proceedings. We do not, and have not, used asbestos in any of our gypsum wallboard products.

We use synthetic gypsum in wallboard manufactured at our Georgetown, South Carolina plant. On April 17, 2015, the EPA published its final rule addressing the storage, reuse, and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (synthetic gypsum). The rule, which applies only to electric utilities and independent power producers, establishes standards for the management of coal combustion residuals (CCRs) under Subtitle D of the RCRA, which is the Subtitle that regulates non-hazardous wastes. The rule imposes requirements addressing CCR surface impoundments and landfills, including location restrictions, design, and operating specifications; groundwater monitoring requirements; corrective action requirements; record keeping and reporting obligations; and closure requirements. Beneficial encapsulated uses of CCRs, including synthetic gypsum, are exempt from regulation. The rule became effective on October 19, 2015. Given the EPA’s decision to continue to allow CCR to be used in synthetic gypsum and to regulate CCR under the non-hazardous waste sections of RCRA, we do not expect the rule to materially affect our business, financial condition, and results of operations. The EPA proposed revisions to the final CCR rule in 2018, 2019, 2020, and 2023, none of which sought to overturn the management of CCR as non-hazardous waste or the regulatory exemption for beneficial encapsulated use of CCR. Accordingly, we do not believe that these proposed revisions are likely to have material effects on our business, financial condition, and results of operations.

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

There were $1.0 million of capital expenditures related to compliance with environmental regulations applicable to our Gypsum Wallboard operations during fiscal 2025. We anticipate spending $0.5 million during fiscal 2026.

Recycled Paperboard

Our Recycled Paperboard manufacturing operation, which we refer to as Republic Paperboard Company, is located in Lawton, Oklahoma and has a technologically advanced paper machine designed primarily for gypsum liner production utilizing 100% recycled paper. The paper’s uniform cross-directional strength and finish characteristics facilitate the efficiencies of new high-speed wallboard manufacturing lines and improve the efficiencies of the slower wallboard manufacturing lines. Although the machine was designed primarily to manufacture gypsum liner products, we are also able to manufacture several alternative products, including containerboard grades and lightweight packaging grades. We currently estimate the annual capacity of our paper mill to be approximately 380,000 tons.

Our paper machine allows the Recycled Paperboard operation to manufacture high-strength gypsum liner that is approximately 10% to 15% lighter in basis weight than what is generally available in the U.S. The low-basis weight product utilizes less recycled fiber to produce paper that, in turn, requires less energy (natural gas) to evaporate moisture from the board during the gypsum wallboard manufacturing process. The low-basis weight paper also reduces the overall finished board weight, providing our Gypsum Wallboard operations with more competitive transportation costs for both the inbound and outbound segments.

Demand, Sales, and Distribution

Our manufactured recycled paperboard products are sold to gypsum wallboard manufacturers and other industrial users. During fiscal 2025, approximately 40% of the recycled paperboard sold by our paper mill was consumed by the Company’s Gypsum Wallboard manufacturing operations. We have contracts with two other gypsum wallboard manufacturers that expire in the next two to three years. These two contracts represent approximately 50% of our total segment revenue, with most of the remaining 10% of volume shipped to other gypsum wallboard manufacturers. The loss of any of these contracts or the termination or reduction of their current production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

Raw Materials and Fuel Supplies

The principal raw materials in recycled paperboard are recycled paper fiber (recovered wastepaper), water, and specialty paper chemicals. The largest wastepaper source used by the operation is old corrugated containers (known as OCC). A blend of high grades (white paper grades consisting of both printed and unprinted papers such as news blank, manifold white ledger, and other paper grades) is also used in the production of gypsum liner facing paper.

We believe that an adequate supply of recycled paper fiber will continue to be available from sources located in reasonable proximity to the paper mill. Although we have the capability to receive rail shipments, the vast majority of the recycled fiber we purchase is delivered via truck. Prices are subject to market fluctuations based on generation of material (supply), demand, and the presence of the export market. Fiber pricing, on average, was higher in fiscal 2025 than in fiscal 2024; however, fiber pricing was lower during the fourth quarter of fiscal 2025, compared with the fourth quarter of fiscal 2024. Fiber prices are subject to change upon short notice due to factors outside of our control. Current gypsum liner customer contracts include price escalators that partially offset and compensate for changes in raw material fiber prices. The chemicals used in the paper-making operation, including size, retention aids, biocides, and sheet strength additives, are available from several manufacturers at competitive prices.

The production of recycled paperboard involves the use of a large volume of water. We have an agreement with the City of Lawton municipal services to supply water to our manufacturing facility for the next 15 years, and we are improving our ability to recirculate our used water which should significantly reduce our consumption of fresh water. Electricity, natural gas, and other utilities are available to us at either contracted rates or standard industrial rates in adequate supplies. These utilities are subject to standard industrial curtailment provisions.

Paperboard operations are generally large consumers of energy, mostly natural gas and electricity. Electricity is supplied to the paper mill by Public Service of Oklahoma (PSO), and they have requested an increase in rates for fiscal 2026. Oklahoma is a regulated state for electricity services, and all rate change requests must be presented to the Oklahoma Corporation Commission for review and approval before implementation. At this time, we are unable to estimate how much of the increase will be granted by the Oklahoma Corporation Commission. This power company has been moving its fuel source dependency to natural gas, and investing in wind energy, which could affect our electricity rates in future years. Natural gas costs in fiscal 2025 were lower than those in fiscal 2024, and they are subject to change upon short notice due to factors beyond our control. We use forward purchase contracts to manage our exposure to future price changes.

Environmental Matters

There were $12.2 million of capital expenditures related to compliance with environmental regulations applicable to our Recycled Paperboard operations during fiscal 2025. We anticipate spending $1.2 million on a water treatment project during fiscal 2026.

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

ITEM 1A. Risk Factors

The foregoing discussion of our business and operations should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject, many of which are outside of our control. These risks and uncertainties have affected, or may in the future affect, our business, operations, financial condition, and results of operations in a material and adverse manner. Some statements in the following risk factors constitute forward-looking statements. For more information, please see “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDUSTRY RISK FACTORS

We are affected by the level of demand in the construction industry and are dependent on funding by federal, state and local governments.

Demand for our construction products and building materials is directly related to the level of activity in the construction industry, which includes residential, commercial, and infrastructure construction. Our products are used in a variety of public infrastructure projects that are funded and financed by federal, state, and local governments, including public construction projects to build, expand and repair roads and highways. Our products are also essential to commercial and residential construction.

A significant portion of our revenue is generated from publicly‑funded construction projects. Under U.S. law, annual funding levels for highways is subject to yearly appropriation reviews. The uncertainties associated with these reviews or other factors could result in states being reluctant to undertake large multi-year highway projects. In general, there can be no assurance as to the amount and timing of appropriations for spending on federal, state, or local projects. A government shutdown, and other similar budgetary impasses or reductions, may contribute to uncertainty regarding government spending and may have adverse effects on the economy. Any decrease in the amount of government funds available for such projects could have a material adverse effect on our business, financial condition, and results of operations.

The strength of the construction industry is also substantially affected by macroeconomic and other factors beyond our control. For example, the recent rises in inflation and interest rates have negatively affected the construction industry by, among other things, increasing material costs and decreasing demand for some construction products. While we cannot predict the extent to which inflation or rising interest rates will continue or increase, any further increases could result in a reduction in residential or commercial activity, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, demand for our products sold to the residential and commercial construction industries could decline if our customers cannot obtain funding for construction projects or if the costs of obtaining such funding increase, or due to other market factors such as labor shortages and supply chain issues.

Our business is seasonal and subject to the risk of unfavorable weather conditions, as well as other unexpected operational difficulties, which could have a material adverse effect on us.

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

Similarly, operational difficulties, such as those resulting from required maintenance, capital improvement projects, loss of power, or pandemics, epidemics, or other public health emergencies can interrupt our business activities, increase our costs and reduce our production.

A majority of our business is seasonal with peak revenue and profits occurring primarily in the months of April through November when the weather in our markets tends to be more favorable for construction activity. Therefore, the effect of these risks can be more pronounced during these months, during which any reduction in demand or production could have a disproportionately large effect on our sales and operating profits. Quarterly results have varied significantly in the past and are likely to vary significantly in the future. Such variations could have a negative impact on our results of operations and the price of our common stock.

We and our customers participate in cyclical industries and regional markets, which are subject to industry downturns.

A majority of our revenue is from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions. For example, many of our customers operate in the construction industry, which is affected by a variety of factors, such as general economic conditions, the availability of credit, changes in interest rates, demographic and population shifts, levels of infrastructure spending, consumer confidence, demands, and preferences, and other factors beyond our control. In addition, since our operations are in a variety of geographic markets, our businesses are subject to differing economic conditions in each such geographic market. Economic downturns in the industries to which we sell our products or localized downturns in the regions where we have operations generally have an adverse effect on demand for our products and negatively affect the collectability of our receivables. In general, any downturns in these industries or regions could have a material adverse effect on our business, financial condition, and results of operations.

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

Our businesses operate in highly competitive industries, which contain many competitors and competition from alternative products.

Our businesses have many domestic and international competitors, some of which are bigger and have more resources than we do. Our results of operations in a particular market are affected by the number of competitors in a market, the production capacity that such market can accommodate, the pricing practices of other competitors, and the entry of new competitors in a market. We also face competition for some of our products from alternative products, new product technologies, modified production and distribution processes, and alternative business models. For example, in the case of alternative products and new product technologies, efforts are underway by our existing competitors and new entrants to, among other things, increase the usage of cement substitutes (including silicate minerals and calcinated clay) in the production of cement. Our Concrete and Aggregates segment competes with recycled concrete products that can be used in certain applications instead of new products, and our cement operations compete with competitors who import products into the United States from jurisdictions with lower production and regulatory costs. In general, we operate in a competitive market and any significant increase in competition or unfavorable change in competitive circumstances could lead to lower prices or lower sales volumes, which could adversely affect our business, financial condition, or results of operations.

ECONOMIC, POLITICAL, AND LEGAL RISK FACTORS

Our and our customers’ operations are subject to extensive governmental regulation, including environmental, health, and safety laws, which can be costly and burdensome.

Our operations and those of our customers are subject to and affected by federal, state, and local laws and regulations with respect to a wide range of matters, including land usage, street and highway usage, noise level, as well as environmental, health and safety matters. In many instances, various certificates, permits, or licenses are required in order for us or our customers to conduct business or carry out construction and related operations. Although we believe we are in compliance in all material respects with applicable regulatory requirements, there can be no assurance that we will not incur material costs or liabilities in seeking to comply with existing or new laws or regulations, or that demand for our products will not be adversely affected by regulatory issues affecting our customers.

Certain of our waste-burning cement kilns are subject to the CISWI Rule, which is discussed above in “Environmental Matters” in the Cement section. In addition, some of the states in which we operate contain at least one “area” that was designated as being in nonattainment for the 2015 ozone NAAQS, which may result in the imposition of certain permitting and control requirements. EPA also disapproved certain state implementation plans (SIPs) for states in which we operate addressing interstate transport obligations and promulgated a replacement federal implementation plan (FIP) for these states, which imposes stricter standards and more burdensome obligations. However, the FIP is currently subject to a nationwide stay, and EPA has indicated its intent to reconsider requirements in the FIP. Nevertheless, we may ultimately be required to meet new control requirements in our facilities in these states requiring significant capital expenditures for compliance and may incur additional operating costs or need to modify or curtail the nature and scope of our operations at such facilities to meet our regulatory obligations. For instance, we entered into a settlement agreement with EPA on July 11, 2024, in accordance with which we are proceeding with the installation of additional NOx controls for our Nevada facility. Further, in February 2024, the EPA announced its final rule lowering the primary (health-based) standard for fine particle matter, which may have a similar impact on us. While the Trump Administration has indicated its intent to reconsider this rule, the timing for any reconsideration action is uncertain. For further information regarding these matters, please refer to Item 1. Business - Industry Segment Information. We have incurred, and in the future expect to incur, significant capital and operating expenditures to comply with such laws and regulations. The cost of complying with such laws and regulations could significantly affect our businesses.

Manufacturing and construction sites are inherently dangerous workplaces. Our manufacturing sites often put our employees and others in proximity to kilns and other large pieces of mechanized equipment, moving vehicles, chemical, and manufacturing processes and exposes them to other potential safety hazards. We endeavor to maintain a safe work environment at all our facilities and take steps to preserve the health and safety of our workforce. There can be no assurance, however, that these measures will be successful in preventing injuries or violations of health and safety laws and regulations. Any failure to maintain safe work sites or violations of applicable health and safety standards and laws could have a material adverse effect on our business.

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

The effects of climate change and legislation and regulation concerning GHGs could have a material adverse effect on our financial condition, results of operations, and liquidity. A number of governmental bodies have finalized, proposed, or are contemplating legislative and regulatory changes in response to the potential effects of climate change. Such legislation or regulation has and potentially could include provisions for a “cap and trade” system of allowances and credits or a carbon tax, among other provisions. Any future laws or regulations restricting GHG emissions would likely have a negative impact on our business or results of operations, whether through the imposition of raw material or production limitations, fuel-use, or carbon taxes, emission limitations or reductions, or otherwise.

Any additional regulatory restrictions on emissions of GHGs imposed by the EPA will likely affect our cement plants and wallboard plants. While these plants each currently file annual reports of GHG emissions as required by the EPA’s Greenhouse Gas Reporting Program rule, the Trump Administration has announced plans to reconsider the scope of reporting requirements under this program. At the present time, it is not possible to estimate the cost of any future GHG requirements or impacts associated with the current administration’s reconsideration actions. In addition, we may not be able to recover any increased operating costs, taxes or capital investments relating to GHG emission limitations at those plants from our customers while still maintaining pricing that is competitive in the relevant markets.

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

We may communicate certain initiatives and goals regarding GHGs and related matters in our SEC filings or in other public disclosures. On March 6, 2024, the SEC adopted new rules regarding climate-related disclosures. These rules were challenged in numerous proceedings that have been consolidated in the

Eighth Circuit. In response, the SEC delayed the effective date of these rules indefinitely pending judicial review. However, in March 2025, the SEC informed the court that it was withdrawing its defense of the disclosure rules. If disclosure requirements are revisited in the future, they would require public companies to make a wide range of climate-related disclosures. Our initiatives and goals regarding GHGs and potential related disclosure requirements, together with the associated controls and procedures that we will need to implement, may be difficult and expensive and a source of future claims against us. Further, to the extent we elect to make statements about our GHG-related initiatives and goals, and progress towards these goals, these statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our GHG-related data, processes and reporting are inaccurate or incomplete, or if we fail to achieve progress with respect to these goals or initiatives on a timely basis or at all, we could be subject to liability for inaccurate, incomplete, or misleading statements, and our operations and financial performance could be adversely affected.

Regulatory, stakeholder, and societal environmental, social, governance, and other sustainability matters and our response to these matters could negatively affect our business.

We are subject to governmental, stakeholder, and societal attention regarding climate change, air emissions, waste management, water management, community engagement, human rights, labor conditions, sustainability and efficiency, health and safety, and information disclosure. Such attention may result in our business facing adverse reputational risks, may alter the environment in which we do business, may increase our ongoing costs of operations, compliance, assessment, and reporting and may adversely affect our business, financial condition, results of operations, and liquidity. We communicate certain initiatives and goals regarding environmental, social, governance, and other sustainability matters in our SEC filings and in other public disclosures. Statements about these initiatives and goals, and progress against these goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change, and we may revise such initiatives and goals in the future. Non-compliance with, or a failure to address, the regulatory, stakeholder, and societal expectations regarding these matters (and accompanying emerging regulation and policy requirements (and related interpretations)) may result in potential cost increases, fines, penalties, production restrictions, brand or reputational damage, loss of customers, failure to retain and attract talent, and investor activism.

Changes in U.S. Trade Policy, including tariffs and other trade restrictions, could have a material adverse effect on our business, financial position, or results of operations.

The United States government has made changes in trade policy. These changes include renegotiating and terminating certain existing bilateral or multi-lateral trade agreements, and initiating substantial new or increased tariffs on foreign imports into the United States from a variety of countries and regions. These changes in trade policy have historically resulted in, and may continue to result in, one or more foreign governments adopting countermeasures that impact demand for our products, our costs, our customers, our suppliers, our ability to source materials and equipment economically and the U.S. economy, which in turn could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

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

We maintain insurance coverage in amounts and against insurable risks that we believe are consistent with industry practice, but this insurance may not be adequate to cover all losses or liabilities we may incur in our operations. Our insurance policies are subject to a number or exclusions and varying levels of deductibles and coverage limits. In general, liabilities subject to insurance are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported, and the effectiveness of our safety programs. If we were to experience insurance claims or costs above our estimates, our financial condition, results of operations and liquidity could be materially and adversely affected.

CYBER RISK FACTORS

We are dependent on information technology. A disruption, cyber attack or data security breach affecting our information technology systems may negatively affect our businesses, financial condition, and operating results.

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

Any breaches of our technology systems, or those of our vendors and customers, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, may result in manipulation or corruption of sensitive data, material interruptions, or malfunctions in our or such vendors’ and customers’ websites, applications, data processing and certain products and services, or disruption of other business operations. Furthermore, any such breaches could compromise the confidentiality and integrity of material information held by us (including information about our business, employees, or customers), as well as sensitive personally identifiable information, the disclosure of which could lead to identity theft. Any measures that we take to avoid, detect, mitigate, or recover from material incidents, may be insufficient, circumvented, or may become ineffective.

We have invested and continue to invest in risk management and information security and data privacy measures in order to protect our systems and data, including employee training, organizational investments, incident response plans, tabletop exercises, and technical defenses. The cost and operational consequences of implementing, maintaining, and enhancing further data or system safeguards could increase significantly to keep pace with increasingly frequent, complex, and sophisticated global cyber threats. Although we have disaster recovery plans in case of incidents that could cause major disruptions to our business and believe we have taken adequate measures to protect against data breaches and system disruptions, these measures may not be sufficient, and we are not able to anticipate or prevent all such risks. Any material breaches of cybersecurity, including the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential data, or media reports of perceived security vulnerabilities to our systems, products, and services or those of our third parties could cause us to experience reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard our customers’ information, or financial losses that are either not insured against or not fully covered through any insurance maintained by us. The report, rumor, or assumption regarding a potential breach may have similar results, even if no breach has been attempted or occurred. Any of the foregoing may have a material adverse effect on our business, operating results, and financial condition. In addition, laws and regulations governing cybersecurity, data privacy and protection, and the unauthorized disclosure of confidential or protected information pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.

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

Over the past few years, many of our customers have undergone consolidation due to being acquired by, or acquiring, another company with similar operations. Consolidation of our customers could result in the loss of a customer or a portion of their business, in addition to an increased reliance on certain key customers. Future consolidation of our customers and their increased purchasing power could result in our customers seeking more favorable terms, including pricing, which may limit our ability to maintain pricing or raise pricing in the future. Any future consolidation of our customers could negatively affect our operating margin, results of operations, and cash flow.

Our production facilities may experience unexpected equipment failures, catastrophic events, and scheduled maintenance.

We own and operate facilities of various ages and levels of automated controls and rely on a number of third parties as part of our supply chain. Our manufacturing processes are complex and dependent upon critical pieces of equipment and effective maintenance programs. Such equipment may, on occasion, be out of service as a result of unanticipated events such as fires, explosions, violent weather conditions, unexpected operational difficulties, or disruptions within our supply chain. While we maintain backups for certain critical pieces of equipment to use during the time it may take to repair or replace inoperable equipment, any unplanned downtime at our facilities could negatively affect our business, financial condition, and results of operations.

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

Mining for raw materials involves risks such as pit wall failures, pillar or ceiling collapse, flooding and seismic events related to geologic conditions and our mining activities. Any ground control event could lead to serious injuries, loss of life, equipment damage, production delays or cessation, and increased operating costs which could have a material adverse effect on our results of operations and financial condition.

Our results of operations are subject to significant changes in the cost and availability of fuel, energy, and other raw materials, including raw materials supplied by third parties.

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

We generally maintain our own reserves of limestone, gypsum, aggregates, and other materials that we use to manufacture our products. Our ability to find and develop quality reserves and accurately calculate and report our reserve estimates depend upon geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which are subject to inherent uncertainties. If any of these estimates proved to be inaccurate, our operations and financial condition could be adversely affected. In certain circumstances we also obtain certain raw materials used to manufacture our products from a single supplier and some of those materials, such as synthetic gypsum and slag granules, are produced as by-products of industrial processes. While we try to secure our needed supply of such materials through long-term contracts, those contracts may not be sufficient to meet our needs, or we may be unable to renew or replace existing contracts when they expire or are terminated in the future. Should our existing suppliers have disruptions in their operations, cease operations, or otherwise reduce or eliminate production of these materials, our costs to procure these materials may increase significantly, or we may be obliged to procure alternatives to replace these materials, which may not be available on commercially reasonable terms or at all. Any such developments may adversely affect our operations and financial condition.

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

In the past, we have incurred significant indebtedness in connection with acquisition transactions or otherwise to fund the growth and development of our business. As of March 31, 2025, we had $1.2 billion of debt outstanding. We may also incur significant indebtedness from time to time in the future for these or other reasons. Our future ability to satisfy our debt obligations is subject, to some extent, to financial, market, competitive, legislative, regulatory, and other factors that are beyond our control. Substantial debt obligations could have negative consequences to our business, and, in particular, could impede, restrict, or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

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

We are also exposed to risks associated with the creditworthiness of our customers and suppliers. A number of our customers or suppliers have been and may continue to be adversely affected by unsettled conditions in capital and credit markets, which in some cases have made it more difficult or costly for them to finance their business operations. These unsettled conditions have the potential to reduce the sources of liquidity for the Company, and our customers and our suppliers, which could negatively affect our business.

Increases in interest rates and inflation could adversely affect our business and demand for our products, which would have a negative effect on our results of operations.

Our business is significantly affected by the movement of interest rates. As a result, in recent periods we have experienced higher interest expense related to borrowings under our borrowing facilities. The recent rise in inflation has caused our cost of capital to increase, and the purchasing power of our cash resources to decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation, which could have a direct and indirect adverse impact on our business and results of operations. Interest rates also have a direct impact on the level of residential, commercial, and infrastructure construction activity by affecting the cost of borrowed funds to builders. Rising interest rates could result in decreased demand for our products, which could have a material adverse effect on our business and results of operations.

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

Our future success depends, in part, on our ability to identify and develop or recruit talent to succeed our senior management and other key positions throughout the organization. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of these key employees. Effective succession planning is also important to our long-term success. Failure to manage effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

We could experience disruption to our business operations due to disputes with organized labor.

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

We may experience delays in completing capital improvement projects, and there is no assurance that we will achieve the anticipated benefits of such projects.

From time to time, we may make significant investments to increase the capacity and efficiency of certain of our facilities. However, there is no assurance that such investments will result in increased capacity and efficiency at our facilities at the expected levels, within the expected timeline, or at all. In addition, newly commissioned facilities and equipment are also subject to unforeseen breakdowns or failures related to mistakes in engineering and equipment selection, poor workmanship during fabrication and/or installation, accidents during the construction and/or commissioning phases, mistakes during initial operation, and other related issues that can cause significant delays in project implementation and facility start up. If our investments do not achieve the expected increased capacity or efficiency at the levels or timeline that is expected, or at all, or are otherwise impacted by mistakes or defects in materials or workmanship, we could incur additional costs or expenses, which may harm our business, prospects, financial condition, results of operations, and cash flows.

RISK FACTORS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Certain provisions in our restated certificate of incorporation and bylaws may prevent or delay an acquisition of our company, which could decrease the trading price of the common stock.

Our certificate of incorporation and bylaws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover. For example, under our certificate of incorporation, our Board are divided into three classes based on their term of office, with directors in each class holding office for staggered three-year terms. In addition, our certificate of incorporation or bylaws prohibit stockholder action by written consent, limit the ability of our stockholders to call special meetings, establish advance notice procedures for stockholder proposals and nominations for election of directors, and allow our Board to issue blank-check preferred stock with voting or conversion rights without stockholder approval. In general, we believe that these provisions will help protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board determines is not in the best interests of our company and its stockholders.

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

Managing Material Risks and Integrated Overall Risk Management

The Company has strategically integrated cybersecurity risk management into its broader risk management framework to promote a company-wide culture of cyber risk awareness. Our Director of Information Security (DIS), under the direction of our Director of Information Technology (DIT) continuously evaluates and addresses cyber risks in alignment with business objectives, operational needs, and industry-accepted standards, such as National Institute of Standards and Technology frameworks.

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

GOVERNANCE

Risk Management Personnel

The Company’s cybersecurity risk management program is overseen by management at multiple levels. Under the direction of our DIT, the DIS plays a key role in assessing, monitoring and managing the Company’s cybersecurity risks with the support of Company management, external cybersecurity consultants, as well as dedicated information technology and security personnel. Our DIS has 39 years of IT experience, 34 years of which are specializing in cybersecurity practices. Our DIS holds numerous certifications including as an ISC2, Certified Information Systems Security Professional (CISSP), and ISACA Certified Information Security Manager (CISM). Our DIS also has extensive experience in architecting, implementing, and managing cyber security control systems including vulnerability management, endpoint detection and response (EDR), security information and event management (SIEM), email fraud defense, and identity access management (IAM) solutions.

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

Board of Directors Oversight

The Audit Committee of the Company’s Board is responsible for overseeing the Company’s policies and practices related to cyber risk. Based on details provided by the DIT and DIS, the Chief Financial Officer (CFO) provides the Audit Committee quarterly updates that encompass a broad range of topics, including:

•
current cybersecurity threat landscape and emerging threats;
•
status of ongoing cybersecurity initiatives and strategies;
•
incident reports and learning from unique cybersecurity events, including those of other companies; and
•
compliance status and efforts with regulatory requirements and industry standards.

In addition, the CFO provides updates to the full Board upon request, and timely updates regarding unique developments such as regulatory updates or vulnerability developments, based on details provided by the DIT and DIS.

ITEM 2. Properties

Our operating facilities span the U.S. They include cement and slag cement plants, quarries, and related facilities; concrete and aggregates plants and quarries; gypsum wallboard plants; and a recycled paperboard mill; as well as distribution terminals and our headquarters in Dallas, Texas. All our facilities are owned, with the exception of our headquarters in Dallas, which is leased through January 2036, and certain terminals, as discussed on page 8. None of our facilities are pledged as security for any debts. Please see the Industry Segment Information section on pages 6-21 for more information about the location of our facilities, and a summary of mineral reserves for each of our applicable businesses.

The following map shows the locations of our operating facilities at March 31, 2025, by type of facility. Quarries supporting our Cement, Aggregates, and Gypsum Wallboard businesses are in close proximity to the respective plants.

Acquired or completed in fiscal 2025
CEMENT/SLAG PLANTS
CEMENT TERMINALS
CONCRETE & AGGREGATES OPERATIONS
WALLBOARD PLANTS
PAPERBOARD MILL
DALLAS HEADQUARTERS

Mining Properties

As used in this Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person (as defined under subpart 1300 of Regulation S-K) that the mineral resources can be the basis of an economically viable project. Part or all the mineral deposits (including any mineral resources) in these categories may never be converted into mineral reserves. Further, except for the portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Estimates of inferred mineral resources have too high of a degree of uncertainty as to their existence and may not be converted to a mineral reserve. Therefore, it should not be assumed that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, it should not be assumed that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves. Management relies on estimates of our recoverable mineral reserves, which estimation is complex due to geological characteristics of the properties and the number of assumptions made and variable factors, some of which are beyond our control.

Cement Mining Properties

We mine primarily limestone at our quarry operations serving each of our cement plants. The Company operates all of its quarries, and mining at our quarries is done by company personnel. The limestone mined at our quarries is then converted to cement, as outlined in Item 1. Business. Each of our cement plants has its own dedicated limestone quarries, all of which have adequate access to highways and/or waterways. Limestone is delivered to our Louisville plant by barge, and to all other plants by truck. All our mines, with the exception of one, are surface mines, which are mined using open pit techniques. We have one underground mine serving our plant in Sugar Creek, Missouri. All our limestone reserves are located on properties that are in the production stage. All our quarries are close to our operating facilities.

As of March 31, 2025, we had 321.2 million tons of proven and probable limestone reserves, and 728.4 million tons of measured and indicated limestone resources, exclusive of limestone reserves. Approximately 80% of our total reserves are owned, and the remainder are leased. We do not consider any of our individual quarries to be material for disclosure purposes. All our individual locations have at least 25 years of reserves and resources, with most of our locations having in excess of 50 years. The estimates of mineral resources and reserves above are based on information and supporting documentation prepared in accordance with the requirements of subpart 1300 or Regulation S-K by third party qualified persons (QP) in accordance with the requirements of subpart 1300 or regulation S-K, which have no affiliation or interest in the Company or our mining properties.

Below is a summary of our limestone resources, exclusive of limestone reserves, serving each of our cement plants at March 31, 2025:

	Limestone Resources (1)(2)

	(tons in thousands)

Location	Measured	Indicated	Total Measured & Indicated	Inferred

Buda, Texas (3)	77,100	14,300	91,400	1,000

LaSalle, Illinois	20,100	6,500	26,600	50

Sugar Creek, Missouri	92,000	77,000	169,000	36,000

Laramie, Wyoming	58,400	47,100	105,500	353,600

Tulsa, Oklahoma	30,900	3,300	34,200	4,550

Fernley, Nevada	76,825	29,250	106,075	16,800

Louisville, Kentucky	63,825	98,800	162,625	124,400

Fairborn, Ohio	13,880	19,160	33,040	1,700

	433,030	295,410	728,440	538,100

(1)
Measured, Indicated, and Inferred resources are based on an initial assessment using average selling price assumptions ranging from $18.76 to $23.06 per ton depending on location and market.
(2)
The point of reference for reserves other than the Louisville and Buda locations are recorded on a recoverable or "run-of-mine" basis. Louisville and Buda are recorded on an in situ basis.
(3)
Reflects the Company's 50% ownership interest.

Below is a summary of our limestone reserves serving each of our cement plants at March 31, 2025:

	Limestone Reserves (1)(2)

	(tons in thousands)

Location	Proven	Probable	Total Proven & Probable

Buda, Texas (3)	24,350	14,350	38,700

LaSalle, Illinois	14,150	3,020	17,170

Sugar Creek, Missouri	23,000	4,900	27,900

Laramie, Wyoming	37,300	24,400	61,700

Tulsa, Oklahoma	34,700	280	34,980

Fernley, Nevada	17,750	7,050	24,800

Louisville, Kentucky	43,950	48,500	92,450

Fairborn, Ohio	23,500	—	23,500

	218,700	102,500	321,200

(1)
The economic viability of our reserves was determined using average limestone prices ranging from $18.76 to $23.06 per ton, depending on location and market.

(2)
The point of reference for reserves other than the Louisville and Buda locations are recorded on a recoverable or "run-of-mine" basis. Louisville and Buda are recorded on an in situ basis.
(3)
Reflects the Company's 50% ownership interest.

Our total measured and indicated limestone resources were 728.4 million tons at March 31, 2025, compared with 673.4 million tons at March 31, 2024. The increase in measured and indicated limestone reserves was due to updating our mining plans and performing exploratory drilling at most of our locations. Our total proven and probable reserves were 321.2 million tons at March 31, 2025, compared with 308.2 million tons at March 31, 2024. The increase was due to updating mining plans and performing exploratory drilling at several of our locations, partially offset for depletion during fiscal 2025.

Below is a summary of the annual production volumes from our cement quarries for each of the following fiscal years:

	Tons Mined

	(tons in thousands)

Location	2025	2024	2023

Buda, Texas (1)	515	800	730

LaSalle, Illinois	1,015	1,180	1,265

Sugar Creek, Missouri	915	820	1,050

Laramie, Wyoming	870	915	1,000

Tulsa, Oklahoma	760	885	880

Fernley, Nevada	510	610	570

Louisville, Kentucky	1,850	1,965	2,185

Fairborn, Ohio	910	870	970

	7,345	8,045	8,650

(1)
Reflects the Company's 50% ownership interest.

Aggregate Mining Properties

We generally conduct Aggregate operations near our concrete facilities. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company. The Company operates all of its quarries, and mining at our quarries is done by company personnel.

Mineral resources and reserves for our aggregate plants consist of both sand and gravel, as well as limestone, and are defined similarly to how these reserves are defined for our Cement business. See the Limestone Resources and Reserves section in the Cement segment discussion for a more detailed description of how we define mineral resources and reserves.

As of March 31, 2025, we had 191.7 million tons of proven and probable aggregate reserves. Approximately 35% of our reserves are owned, with the rest covered under leases expiring between 2040 and 2060. We do not consider any of our individual quarries to be material for disclosure purposes. All our individual locations, with the exception of the Kansas City area, have at least 25 years of reserves and resources.

The following table sets forth certain information regarding our aggregates facilities as well as aggregates resources, exclusive of aggregates reserves, at March 31, 2025:

		Aggregates Resources (1)

		(tons in thousands)

Location	Types of Aggregates	Measured	Indicated	Total Measured & Indicated	Inferred

Central Texas	Limestone and Gravel	—	—	—	41,260

Kansas City Area (2)	Limestone	—	—	—	25,000

Northern Colorado	Sand and Gravel	14,900	2,700	17,600	4,500

Northern Kentucky	Limestone	20,000	77,800	97,800	146,750

Northern Nevada	Sand and Gravel	43,650	14,000	57,650	5,200

Western Pennsylvania	Limestone	15,350	24,200	39,550	52,500

		93,900	118,700	212,600	275,210

(1)
Aggregates resources are reported on an in situ basis.
(2)
The Company currently is not operating its aggregate facility in the Kansas City area.

The following sets forth certain information regarding our aggregates reserves at March 31, 2025:

		Aggregates Reserves (1)

		(tons in thousands)

Location	Types of Aggregates	Proven	Probable	Total Proven & Probable

Central Texas	Limestone and Gravel	68,500	1,600	70,100

Kansas City Area (2)	Limestone	—	—	—

Northern Colorado	Sand and Gravel	2,600	10,200	12,800

Northern Nevada	Sand and Gravel	15,930	6,130	22,060

Northern Kentucky	Limestone	63,100	2,100	65,200

Western Pennsylvania	Limestone	19,750	1,750	21,500

		169,880	21,780	191,660

(1)
Aggregates reserves are reported on saleable product basis.
(2)
The Company is currently not operating its aggregate facility in the Kansas City area.

Our total measured and indicated aggregates resources were 212.6 million tons at March 31, 2025, compared with 139.6 million tons at March 31, 2024. Our total proven and probable reserves were 191.7 million tons at March 31, 2025, compared with 102.0 million tons at March 31, 2024. The increases in reserves and resources were primarily due to the Aggregates Acquisitions, partially offset by depletion during fiscal 2025.

Below is a summary of the annual production volumes from our aggregate quarries:

	Tons Mined

	(tons in thousands)

Location	2025	2024	2023

Central Texas	1,780	1,885	1,935

Kansas City Area (1)	—	—	—

Northern Colorado	990	1,685	460

Northern Kentucky	1,300	900	—

Northern Nevada	720	800	760

Western Pennsyvania (2)	360	—	—

	5,150	5,270	3,155

(1)
The Company is currently not operating its aggregate facility in the Kansas City area.
(2)
This mine was acquired on January 7, 2025. The tons mined are from this date through March 31, 2025.

Gypsum Mining Properties

We have adequate access to all of our quarries. Mining at all our quarries is done by company personnel, and all our mines are in the production stage. Mineral resources and mineral reserves for our Gypsum Wallboard business are defined similarly to how they are defined for our Cement business. See the Limestone Resources and Reserves section in the Cement segment discussion for a more detailed description of how we define mineral resources and reserves.

As of March 31, 2025, we had 67.2 million tons of proven and probable gypsum reserves, and 149.7 million tons of measured and indicated gypsum resources, exclusive of gypsum reserves. Approximately 45% of our reserves are owned, with the rest leased. The estimates of mineral resources and reserves above are based on information and supporting documentation prepared in accordance with the requirements of subpart 1300 or Regulation S-K by a QP in accordance with the requirements of subpart 1300 or regulation S-K, which have no affiliation or interest in the Company or our mining properties.

The following table sets forth certain information regarding our gypsum wallboard plants and gypsum resources, exclusive of gypsum reserves, at March 31, 2025:

	Gypsum Resources (1) (2)

	(tons in thousands)

Location	Measured	Indicated	Total Measured & Indicated	Inferred

Albuquerque, New Mexico	41,200	15,600	56,800	6,300

Bernalillo, New Mexico (3)	n/a	n/a	n/a	n/a

Gypsum, Colorado	19,560	2,620	22,180	—

Duke, Oklahoma	27,950	42,720	70,670	59,000

Georgetown, South Carolina (4)	n/a	n/a	n/a	n/a

Total	88,710	60,940	149,650	65,300

(1)
Gypsum resources are shown on an in situ basis.
(2)
Measured, Indicated and Inferred resources were based on an initial assessment using average selling price assumptions ranging from $17.83 to $19.33 per ton, depending on location and market.
(3)
The same resources serve both New Mexico plants.
(4)
In 2006, we signed a 60-year supply agreement for synthetic gypsum with Santee Cooper that expires in 2069.

The following table sets forth certain information regarding gypsum reserves at March 31, 2025:

	Gypsum Reserves (1) (2)

	(tons in thousands)

Location	Proven	Probable	Total Proven & Probable

Albuquerque, New Mexico	20,420	3,600	24,020

Bernalillo, New Mexico (3)	n/a	n/a	n/a

Gypsum, Colorado	17,400	2,420	19,820

Duke, Oklahoma	5,050	18,350	23,400

Georgetown, South Carolina (4)	n/a	n/a	n/a

Total	42,870	24,370	67,240

(1)
Gypsum reserves are shown on a recoverable basis.
(2)
The economic viability of our reserves were determined using average gypsum prices ranging from $17.83 to $19.33 per ton, depending on location and market.
(3)
The same reserves serve both New Mexico plants.
(4)
In 2006, we signed a 60-year supply agreement for synthetic gypsum with Santee Cooper that expires in 2069.

Our total measured and indicated gypsum resources were 149.7 million tons at March 31, 2025, and 151.9 million tons March 31, 2024. Our total proven and probable reserves were 67.2 million tons at March 31, 2025, compared with 66.6 million tons at March 31, 2024. The increase in proven and probable reserves was due to additional exploration, less gypsum mined during fiscal 2025.

Below is a summary of the annual production volumes from our gypsum quarries:

	Tons Mined Reserves

	(tons in thousands)

Location	2025	2024	2023

Albuquerque, New Mexico	540	560	470

Bernalillo, New Mexico (1)	n/a	n/a	n/a

Gypsum, Colorado	560	615	595

Duke, Oklahoma	850	740	850

Total	1,950	1,915	1,915

(1)
The same resources serve both New Mexico plants.

Internal Controls

We have compiled reserve and resource estimates with the assistance of a third-party QP. In general, the procedure for developing these estimates was a collaboration between site personnel and the QP for each individual site. Past exploration data was field verified, and quality was verified by reviewing on-site lab certification or third-party testing. Third-party resource modeling was developed using verified past exploration data and field observations. Where applicable, site-specific ore density, recovery, and loss parameters were used to calculate reserves. Property ownership, permit status, and lease evaluations were performed by the third-party QP to evaluate the legal right to mine. When evaluating economic viability, past income statements and operating costs were reviewed, as well as future operating and capital cost estimates. Commodity pricing was either taken from published USGS reports or from reasonable expected pricing given site location and haulage rates.

While the mineral reserve and resource classification categories (proven and probable) identify relative confidence of reserve estimates, there is inherent risk associated with such estimates. We base estimates on information known at the time of determination and regularly re-evaluate reserves whenever new information indicates a material change in reserves at one of our sites.

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

Please refer to Item 1. Business – Industry Segment Information, for information regarding certain legal proceedings relating to the disapproval by the EPA in February 2023 of SIPs for the States of Nevada, Oklahoma, and Texas, which addressed the obligations of such states to eliminate significant contributions to non-attainment, or interference with maintenance, of the 2015 ozone NAAQS in other states. In response to the disapproval of the SIPs for such states, we commenced litigation against the EPA in April 2023. We are unable to predict the ultimate outcome of these actions, although we entered into a settlement agreement with the EPA on July 11, 2024, in accordance with which we are proceeding with re installation of additional Nox controls for our Nevada facility.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends

As of May 17, 2025, there were approximately 1,050 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends for details on our dividend policy.

SHARE REPURCHASES

On May 17, 2022, the Board authorized us to repurchase an additional 7,500,000 shares. Including this latest authorization, our Board has approved the repurchase in the open market of a cumulative total of approximately 55.9 million shares of our Common Stock since we became publicly held in April 1994.

During fiscal years 2025, 2024 and 2023, we repurchased 1,214,173, 1,863,534 and 3,075,788 shares, respectively, at average prices of $245.67, $184.21 and $126.05, respectively. We have repurchased approximately 51.2 million shares from April 1994 through March 31, 2025. As a result, we have a total of approximately 4.7 million shares that remain available for repurchase as authorized by our Board. The Board did not specify an expiration date for its authorizations.

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

Purchases of the Company's common stock during the quarter ended March 31, 2025, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 through January 31, 2025	123,513	$249.60	—

February 1 through February 28, 2025	95,000	241.52	—

March 1 through March 31, 2025	199,941	216.23	—

Quarter 4 Totals	418,454	$231.82	—	4,669,497

We did not have any sales of unregistered equity securities during fiscal years 2025, 2024, or 2023.

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

The graph below compares the cumulative 5-year total return to holders of Eagle Materials Inc. common stock with the cumulative total returns of the Russell 1000 index and the Dow Jones U.S. Building Materials & Fixtures Index. The graph assumes that the value of the investment (including the reinvestment of dividends) in the Company’s common stock and in each of the indexes was $100 on March 31, 2020, and tracks it through March 31, 2025.

	3/20	3/21	3/22	3/23	3/24	3/25

Eagle Materials Inc.	100.00	230.42	221.62	255.39	475.35	389.78

Russell 1000	100.00	160.59	181.90	166.63	216.40	233.32

Dow Jones U.S. Building Materials & Fixtures	100.00	194.28	200.39	190.86	295.88	289.26

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. Reserved

Not required.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

executive summary

We are a leading U.S. manufacturer of heavy construction products and light building materials. Our primary products, portland cement and gypsum wallboard, are essential for building, expanding and repairing roads, highways, and residential, commercial, and industrial structures across America. Headquartered in Dallas, Texas, Eagle manufactures and sells its products through a network of more than 70 facilities spanning 21 states. Demand for our products is generally cyclical and seasonal, depending on economic and geographic conditions. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition, and results of operations.

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the fiscal years ended March 31, 2025, and 2024, are presented on a consolidated basis and by business segment. The relative contribution to fiscal 2025 earnings by segment is shown below.

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

On August 9, 2024, we finalized the Northern Kentucky Acquisition. The purchase price of the Northern Kentucky Acquisition was approximately $24.9 million. The Northern Kentucky Acquisition is included in our Heavy Materials sector, and its results of operations are reported in the Concrete and Aggregates business segment from August 9, 2024 through March 31, 2025.

On January 7, 2025, we completed the Western Pennsylvania Acquisition. The purchase price of the Western Pennsylvania Acquisition was approximately $150.0 million, subject to customary post-closing adjustments. The Western Pennsylvania Acquisition is included in our Heavy Materials sector, and its results of operations are reported in the Concrete and Aggregates business segment beginning in the fourth quarter of fiscal 2025.

See Footnote (B) in the Audited Consolidated Financial Statements for more information regarding the Northern Kentucky and Western Pennsylvania Acquisitions (collectively, the Aggregates Acquisitions).

MARKET CONDITIONS AND OUTLOOK

Our fiscal 2025 results were generally strong, with record Revenue of $2.3 billion, Net Earnings of $463.4 million, and Earnings per Share of $13.77 per share. Our end markets remained resilient despite adverse weather conditions, primarily in the Midwest and Great Plains markets, and widespread uncertainty around future U.S. economic conditions. Year over year sales volume in our Light Materials Sector increased, and declined in our Heavy Materials Sector.

Demand Outlook

The macroeconomic environment continues to be constructive for our products. We expect demand for cement to remain steady in the near term given bipartisan federal, state and local support for public infrastructure projects and continued spending on heavy manufacturing and private-nonresidential construction. To date, only approximately 30% of federal funding from the trillion-dollar Infrastructure Investment and Jobs Act (IIJA) has been spent. We anticipate a pick-up in demand as the remaining IIJA funds get spent on public construction and repair projects.

In residential construction, activity has remained steady. While continuing higher interest rates have been a headwind for housing demand and affordability, several factors, including the chronic housing shortage caused by more than a decade of underproduction and exacerbated by "rate lock-in" have supported housing construction activity. We believe continued healthy consumer balance sheets should also support residential construction in the near term; however, a full housing recovery is not expected until mortgage rates decline, and/or affordability headwinds recede. The path ahead for the U.S. Federal Reserve monetary policy and its effect on mortgage rates is unclear, thus the timing of a full recovery in new-home construction remains uncertain. Nonetheless, we believe our geographic footprint across the U.S. heartland and fast-growing Sun Belt region positions us to capitalize on these market dynamics in the near and longer term.

Cost Outlook

We believe we are well-positioned to manage our cost structure and meet our customers’ needs. Our substantial raw material reserves for our Cement, Aggregates, and Gypsum Wallboard businesses, and their proximity to our respective manufacturing facilities, support our low-cost producer position across all our business segments.

Energy costs decreased in all our businesses during fiscal 2025 compared with fiscal 2024; however, natural gas prices have recently increased and are expected to remain elevated during the winter months of calendar 2025-2026. Freight costs for our Gypsum Wallboard segment, which delivers mostly by trucks, declined in fiscal 2025, and are expected to remain stable in fiscal 2026. Freight costs for our Cement segment, which relies mostly on rail delivery, increased slightly in fiscal 2025, and are expected to increase in fiscal 2026. Additionally, labor constraints can adversely affect our Concrete and Aggregates businesses. If these constraints were to worsen, it could cause delays and inefficiencies in these businesses.

Paper is a significant cost component in our Gypsum Wallboard business. The primary raw material used to produce paperboard is old corrugated cardboard (OCC). Recycled fiber prices are subject to change upon short notice due to several factors, including supply of OCC and demand for OCC from both domestic and international companies. Our current customer contracts for gypsum liner include price adjustments that partially compensate for changes in the cost of raw materials, such as recycled fiber, natural gas, and electricity. However, because these price adjustments are not realized until future quarters, material costs in our Gypsum Wallboard segment are likely to fluctuate until the effects of these price adjustments are realized.

Maintenance costs were up 13% in fiscal 2025 and we expect continued inflation for maintenance as equipment and contractor costs remain high.

Results of Operations

Fiscal Year 2025 Compared with Fiscal Year 2024

	For the Years Ended March 31,

	2025	2024	Percentage Change

	(in thousands, except per share)

Revenue	$2,260,508	$2,259,297	—

Cost of Goods Sold	(1,587,371)	(1,573,976)	1%

Gross Profit	673,137	685,321	(2)%

Equity in Earnings of Unconsolidated Joint Venture	26,396	31,581	(16)%

Corporate General and Administrative	(73,942)	(59,795)	24%

Other Nonoperating Income	6,420	3,087	108%

Interest Expense, net	(40,526)	(42,257)	(4)%

Earnings Before Income Taxes	591,485	617,937	(4)%

Income Tax Expense	(128,069)	(140,298)	(9)%

Net Earnings	$463,416	$477,639	(3)%

Diluted Earnings per Share	$13.77	$13.61	1%

Revenue

Revenue in fiscal 2025 was up slightly to $2,260.5 million. The Aggregates Acquisitions contributed $11.6 million of Revenue during fiscal 2025. Excluding Revenue from the Aggregates Acquisitions, Revenue decreased $10.4 million. This decrease was due to approximately $73.9 million of lower Sales Volume, primarily in Cement and Concrete and Aggregates, partially offset by $63.5 million of higher average gross sales prices across all segments. See Fiscal Year 2025 vs Fiscal Year 2024 Results by Segment section for more information.

Cost of Goods Sold

Cost of Goods Sold increased by $13.4 million, or 1%, to $1,587.4 million in fiscal 2025. The Aggregates Acquisitions contributed $13.9 million of Cost of Goods Sold during fiscal 2025. Excluding the Northern Kentucky and Western Pennsylvania Acquisitions, Cost of Goods Sold decreased $0.5 million. The slight decrease in Cost of Goods Sold was due to higher operating costs of $55.6 million, partially offset by lower Sales Volume of $56.1 million. Operating costs increased in all our businesses, except Gypsum Wallboard, as discussed in the Fiscal Year 2025 vs Fiscal Year 2024 Results by Segment section.

Gross Profit

Gross Profit decreased by 2% to $673.1 million in fiscal 2025 primarily due to lower Sales Volume and higher operating costs, partially offset by an increase in gross sales prices. Our Gross Profit margin declined to 29.8% in fiscal 2025, compared with 30.3% in fiscal 2024.

Equity in Earnings of Unconsolidated Joint Venture

Equity in Earnings of Unconsolidated Joint Venture decreased by $5.2 million, or 16%. The decline was due to lower gross sales prices of $1.8 million and higher operating costs of $3.4 million. The higher operating costs were due primarily to increased maintenance and fixed costs, which reduced operating earnings by approximately $3.0 million and $3.1 million, respectively. This was partially offset by lower freight costs of $1.3 million. The increase in maintenance and fixed costs was primarily due to the annual maintenance outage being moved from April 2025 to March 2025, and the start up of the new cement slag facility this past winter. The combined effect of the timing change of the annual outage and the commissioning costs of the new slag facility was approximately $4.0 million.

Corporate General and Administrative

Corporate General and Administrative expenses increased by approximately $14.1 million, or 24%, to $73.9 million in fiscal 2025. The increase was due primarily to approximately $5.1 million of higher salary and incentive compensation, $3.2 million of higher information technology costs for upgrades, and $5.3 million of increased legal costs, including those associated with business development and transaction-related activities.

Other nonoperating Income

Other Nonoperating Income was $6.4 million in fiscal 2025 compared with $3.1 million in fiscal 2024. Other Nonoperating Income consists of a variety of items that are not related to segment operations, including lease and rental income, investment income, asset sales, and other miscellaneous income and cost items, such as large nonroutine sales of excess raw materials or energy.

Interest Expense, Net

Interest Expense, net decreased by approximately $1.8 million, or 4%, during fiscal 2025. The decrease was primarily related to approximately $1.1 million lower interest expense on our Revolving Credit Facility, including the Term Loan, and higher interest income of $0.7 million. The decrease in interest on our Revolving Credit Facility was related to lower average outstanding borrowings and lower interest rates.

Earnings Before Income Taxes

Earnings Before Income Taxes decreased to $591.5 million during fiscal 2025, primarily due to lower Gross Profit and Equity in Earnings of Joint Venture, as well as higher Corporate General and Administrative expenses, which were partially offset by lower Interest Expense and increased Other Income, Net.

Income Tax Expense

Income Tax Expense for fiscal 2025 decreased to $128.1 million from $140.3 million for fiscal 2024. The effective tax rate was 22%, compared with 23% in the prior fiscal year.

Net Earnings and Diluted Earnings per Share

Net Earnings decreased 3% in fiscal 2025 to $463.4 million. Diluted Earnings per Share in fiscal 2025 was up 1% to $13.77 compared with $13.61 for fiscal 2024. The improvement in diluted earnings per share despite lower Net Earnings is a result of lower weighted-average shares outstanding due to our share buyback program.

FISCAL YEAR 2025 vs FISCAL YEAR 2024 Results by Segment

The following presents results within our two business sectors in fiscal 2025 and fiscal 2024. Revenue and operating results are organized by sector and discussed by individual business segment within each respective business sector.

Heavy Materials

Cement (1)

	For the Years Ended March 31,

	2025	2024	Percentage Change

	(in thousands, except per ton information)

Revenue, including Intersegment and Joint Venture	$1,201,362	$1,226,017	(2)%

Less Intersegment Revenue	$(36,799)	$(35,363)	4%

Less Joint Venture Revenue	$(110,943)	$(112,736)	(2)%

Revenue	$1,053,620	$1,077,918	(2)%

Sales Volume (M Tons)	6,912	7,289	(5)%

Freight and Delivery Costs billed to Customers	$(69,457)	$(70,823)	(2)%

Average Net Sales Price, per ton (2)	$156.67	$150.99	4%

Operating Margin, per ton	$46.22	$46.42	—

Operating Earnings	$319,456	$338,349	(6)%

(1)
Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.
(2)
Net of freight, including the Joint Venture.

Cement Revenue was $1,201.4 million for fiscal 2025, a 2% decrease over fiscal 2024. The decrease was primarily due to lower Sales Volume of $60.0 million, partially offset by higher gross sales prices of $35.4 million.

Cement Operating Earnings decreased 6% to $319.5 million for fiscal 2025. The decrease was due to approximately $17.5 million of lower Sales Volume and $36.8 million of increased operating expenses, partially offset by $35.4 million of higher gross sales prices. The higher operating expenses consisted of $24.4 million of increased maintenance, $3.2 million of higher freight costs, a $5.4 million increase in purchased raw materials costs, and $7.6 million related to increased fixed costs, including labor, resulting from lower production. These higher costs were partially offset by a reduction in energy costs of $10.0 million and the impact of recording in the prior year $2.8 million of acquired inventories at fair value. Cement Operating Margin decreased to 27%, primarily due to increased operating expenses, partially offset by higher gross sales prices.

Concrete and Aggregates

	For the Years Ended March 31,

	2025	2024	Percentage Change

	(in thousands, except net sales prices)

Revenue, including Intersegment	$251,636	$252,952	(1)%

Less Intersegment Revenue	(13,913)	(12,940)	8%

Revenue	$237,723	$240,012	(1)%

Sales Volume

M Cubic Yards of Concrete	1,235	1,328	(7)%

M Tons of Aggregate	3,854	4,064	(5)%

Average Net Sales Price

Concrete - Per Cubic Yard	$148.48	$145.98	2%

Aggregates - Per Ton	$13.09	$11.26	16%

Operating Earnings (Loss)	$(8,765)	$12,401	(171)%

Concrete and Aggregates Revenue decreased 1% to $251.6 million for fiscal 2025. Excluding the Aggregates Acquisitions, Revenue decreased 5% to $240.0 million. The decrease in Revenue was primarily related to $23.8 million of lower Sales Volume, which was partially offset by higher gross sales prices of $10.8 million.

Operating Loss was approximately $8.8 million. Excluding the Aggregates Acquisitions, Operating Loss was $6.5 million. The decline in Operating Earnings was due to $4.2 million of lower Sales Volume and $25.5 million of higher operating expenses, partially offset by higher gross sales prices of $10.8 million. The increase in operating expenses was primarily due to approximately $5.1 million of higher cost of materials, $6.8 million of increased maintenance costs, and $5.2 million of higher direct costs, which includes labor and delivery.

Light Materials

Gypsum Wallboard

	For the Years Ended March 31,

	2025	2024	Percentage Change

	(in thousands, except per MMSF information)

Revenue	$846,499	$839,530	1%

Sales Volume (MMSF)	2,968	2,965	—

Freight and Delivery Costs billed to Customers	$(146,000)	$(149,441)	(2)%

Average Net Sales Price, per MSF (1)	$236.04	$232.75	1%

Freight, per MSF	$49.19	$50.40	(2)%

Operating Margin, per MSF	$118.18	$112.83	5%

Operating Earnings	$350,764	$334,536	5%

(1)
Net of freight per MSF.

Gypsum Wallboard Revenue increased 1% to $846.5 million in fiscal 2025. The increase was due to higher gross sales prices and Sales Volume, which increased Revenue by $6.1 million and $0.9 million, respectively. Our market share remained relatively flat in fiscal 2025 compared with fiscal 2024.

Operating Earnings increased 5% to $350.8 million in fiscal 2025. The increase was primarily related to higher gross sales prices and Sales Volume of approximately $6.1 million and $0.4 million, respectively, as well as lower operating expenses of $9.8 million. The decrease in operating costs was due primarily to $3.6 million of lower freight costs, a $3.5 million decrease in maintenance costs, and $3.6 million of lower energy costs, all of which were partially offset by an increase of $2.8 million in purchased raw materials. During fiscal 2025, Gypsum Wallboard Operating Margin increased to 41%. Fixed costs are not a significant part of the overall cost of wallboard; therefore, changes in volume have a relatively minor impact on our operating cost per unit.

Recycled Paperboard

	For the Years Ended March 31,

	2025	2024	Percentage Change

	(in thousands, except per ton information)

Revenue, including Intersegment	$211,724	$184,188	15%

Less Intersegment Revenue	(89,058)	(82,351)	8%

Revenue	$122,666	$101,837	20%

Sales Volume (M Tons)	350	333	5%

Average Net Sales Price, per ton (1)	$604.02	$551.72	9%

Operating Margin, per ton	$108.79	$94.94	15%

Operating Earnings	$38,078	$31,616	20%

(1)
Net of freight per ton.

Recycled Paperboard Revenue, including intersegment Revenue, increased 15% to $211.7 million for fiscal 2025, driven by an increase of approximately $17.8 million in gross sales prices and a $9.7 million increase Sales Volume. The increase in gross sales prices was due to the price adjustment provisions in our long-term sales agreements.

Operating Earnings increased 20% to $38.1 million for fiscal 2025, primarily due to higher gross sales prices of $17.8 million and $1.7 million of higher Sales Volume, partially offset by higher operating expenses of $13.0 million. The increase in operating expenses was primarily related to higher input costs, namely raw materials of $15.7 million and $0.5 million of higher repair and maintenance costs, which were partially offset by lower energy expenses of $2.7 million. During fiscal 2025, Operating Margin increased to 18% from 17% in fiscal 2024, primarily because of higher gross sales prices, partially offset by higher operating expenses.

Fiscal Year 2024 Compared with Fiscal Year 2023

Please see our Form 10-K for fiscal year 2024 for the discussion of our Results of Operations and results of Revenue and Operating Earnings by segment for fiscal 2024 compared with fiscal 2023. Our 2024 Form 10-K can be found on the investor page of our website, at eaglematerials.com.

CRITICAL Accounting Policies

Certain of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with generally accepted accounting principles, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. Listed below are those policies we believe are critical and require the use of complex judgment in their application.

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

Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. Prior to performing the Step 1 quantitative test, we may, at our discretion, perform an optional qualitative analysis, or we may choose to proceed directly to the Step 1 quantitative analysis. The qualitative test considers the impact of the following events and circumstances on the reporting unit being tested: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity-specific events. If, as a result of this qualitative analysis, we conclude that it is more likely than not (a likelihood of greater than 50%) that the fair value of the reporting unit exceeds its carrying value, then an impairment does not exist, and the quantitative Step 1 test is not required. If we are unable to conclude that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then we proceed to the quantitative Step 1 test.

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

The fair values of the reporting units are estimated by using both the market and income approaches. The market approach considers market factors and certain multiples in comparison to similar companies, while the income approach uses discounted cash flows to determine the estimated fair values of the reporting units. Key assumptions in the model include estimated average net sales prices, sales volume, and the estimated weighted-average cost of capital specific to each industry. We also perform an overall comparison of all reporting units to our market capitalization in order to test the reasonableness of our fair value calculations.

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

The segment breakdown of Goodwill at March 31, 2025, and 2024, was as follows:

	2025	2024

	(dollars in thousands)

Cement	$227,639	$227,639

Concrete and Aggregates	118,099	40,774

Gypsum Wallboard	116,618	116,618

Recycled Paperboard	7,538	7,538

	$469,894	$392,569

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

In determining the fair value of intangible assets, an income approach is generally used and may incorporate the use of a discounted cash flow method. In applying the discounted cash flow analysis, the estimated future cash flows and residual values for each intangible asset are discounted to a present value using a discount rate based on an estimated weighted-average cost of capital for the building materials industry. These cash flow projections are based on management’s estimates of economic and market conditions including revenue growth rates, operating margins, capital expenditures, customer attrition rates, and working capital requirements.

While we use our best estimates and assumptions as part of the process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. During the measurement period, which occurs before finalization of the purchase price allocation, changes in assumptions and estimates that result in adjustments to the fair values of assets acquired and liabilities assumed are recorded on a retroactive basis as of the acquisition date, with the corresponding offset to Goodwill. Any adjustments subsequent to the conclusion of the measurement period will be recorded on our Consolidated Statements of Earnings.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have access at the present time to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures, and debt service obligations, for at least the next twelve months. In the long term, we intend to rely on our existing financial resources, together with borrowings under existing and future credit facilities and potential offerings of our securities in private or public markets. We regularly monitor any potential disruptions to the economy, and to our operations, particularly changing fiscal policy or economic conditions affecting our industries. Please see the Debt Financing Activities section below for a discussion of our revolving credit facility and the amount of borrowings available to us in the next twelve-month period.

Cash Flow

The following table provides a summary of our Cash Flows:

	For the Fiscal Years Ended March 31,

	2025	2024

	(dollars in thousands)

Net Cash Provided by Operating Activities	$548,548	$563,938

Investing Activities:

Additions to Property, Plant, and Equipment	(195,281)	(120,305)

Acquisition Spending	(174,850)	(55,053)

Net Cash Used in Investing Activities	(370,131)	(175,358)

Financing Activities:

Borrowings Under Revolving Credit Facility	335,000	13,000

Repayment of Borrowings Under Revolving Credit Facility	(305,000)	—

Borrowings Under Term Loan	125,000	—

Repayment of Term Loan	(11,250)	(10,000)

Dividends Paid to Stockholders	(33,722)	(35,298)

Purchase and Retirement of Common Stock	(298,286)	(343,274)

Payment of Excise Tax on Purchases and Retirement of Common Stock	(3,331)	—

Proceeds from Stock Option Exercises	6,380	17,098

Payment of Debt Issuance Costs	(1,834)	—

Shares Redeemed to Settle Employee Taxes on Stock Compensation	(5,898)	(10,423)

Net Cash Used in Financing Activities	(192,941)	(368,897)

Net Increase (Decrease) in Cash and Cash Equivalents	$(14,524)	$19,683

Cash Flows from Operating Activities decreased by $15.4 million to $548.5 million in fiscal 2025. The decrease was largely attributable to lower Net Earnings, adjusted for non-cash charges of $13.9 million and lower dividends from our Unconsolidated Joint Venture of $7.0 million, partially offset by higher changes in Working Capital of $5.5 million.

Working Capital increased by $35.4 million to $423.7 million at March 31, 2025, primarily because of higher Accounts Receivable, Inventories, and Prepaid and Other Assets of $9.3 million, $41.3 million, and $4.7 million, respectively. This was partially offset by an increase in Accounts Payable and Accrued Liabilities of $2.7 million and $1.8 million, respectively, and a decrease in Cash of $14.5 million.

The increase in Accounts and Notes Receivable at March 31, 2025, was primarily due to the timing of sales and collections during the quarter ended March 31, 2024. As a percentage of quarterly sales generated in the fiscal fourth quarters, Accounts Receivable was 45% at March 31, 2025, and 43% at March 31, 2024. Management measures the change in Accounts Receivable by monitoring the day’s sales outstanding monthly to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at March 31, 2025.

Our Inventory balance at March 31, 2025, increased approximately $41.3 million from our balance at March 31, 2024. Within Inventories, Raw Materials and Materials-in-Progress, Aggregates, and Fuel and Coal increased by approximately $41.9 million, $5.6 million, and $4.0 million, respectively. The increases in Raw Materials and Materials-in-Progress, and Fuel and Coal were mostly due to timing, while the increase in Aggregates inventory was partially due to the Aggregates Acquisitions, which contributed $3.5 million of the increase in aggregates at March 31, 2025. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence given that they are basic construction materials. The largest individual balance in our inventory is Repair Parts, which was relatively flat compared with fiscal 2024. The size and complexity of our manufacturing plants, as well as the age of certain of our plants, creates the need to stock a high level of repair parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts.

Net Cash Used in Investing Activities in fiscal 2025 was approximately $370.1 million compared with $175.4 million in fiscal 2024, an increase of approximately $194.7 million. This was primarily due to an increase in additions to capital spending of $75.0 million and to acquisition spending of $119.8 million, in fiscal 2025 compared with fiscal 2024. The increase in capital spending was mainly due to the expansion and modernization of our Mountain Cement facility, and the increase in acquisition spending was due primarily to the Western Pennsylvania Acquisition.

Net Cash Used in Financing Activities was approximately $192.9 million during fiscal 2025, compared with $368.9 million in fiscal 2024. The $176.0 million decrease was primarily due to an increase in our Term Loan of $125.0 million, and lower Purchases and Retirement of Common Stock of $45.0 million.

Our debt-to-capitalization ratio and net debt-to-capitalization ratio were 46.1% and 45.7%, respectively, at March 31, 2025, compared with 45.7% and 44.9%, respectively, at March 31, 2024.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities at March 31, 2025:

Maturity

Revolving Credit Facility	February 2030

Term Loan	February 2030

2.500% Senior Unsecured Notes	July 2031

See Footnote (F) to the Audited Consolidated Financial Statements for further details on the Company's debt facilities, including interest rate, and financial and other covenants and restrictions.

The revolving borrowing capacity of our Revolving Credit Facility is $750.0 million (any revolving loans borrowed under the Revolving Credit Facility, as applicable, the Revolving Loans). The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At March 31, 2025, we had $200.0 million outstanding of Revolving Loans under the Revolving Credit Facility and $9.9 million of outstanding letters of credit, leaving us with $540.1 million of available borrowings under the Revolving Credit Facility, net of outstanding letters of credit. We are contingently liable for performance under $43.9 million in performance bonds relating primarily to our mining operations. We do not have any off-balance-sheet debt or any outstanding debt guarantees as of March 31, 2025.

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

We also have approximately $37.6 million of lease liabilities at March 31, 2025, that have an average remaining life of approximately 12.6 years.

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

Capital Expenditures

The following table shows Capital Expenditures in fiscal years 2025 and 2024:

	For the Fiscal Years Ended March 31,

	2025	2024

	(dollars in thousands)

Land and Quarries	$9,234	$6,760

Plants	123,120	63,744

Buildings, Machinery and Equipment	62,927	49,801

Total Capital Expenditures	$195,281	$120,305

Capital expenditures for fiscal 2026 are expected to range from $475.0 million to $525.0 million and to be allocated between the Heavy Materials and Light Materials sectors. These estimated capital expenditures will include the expansion and modernization of our Mountain Cement facility in Wyoming and the modernization and expansion of our gypsum wallboard plant in Oklahoma, as well as maintenance capital expenditures and improvements, and other safety and regulatory projects.

Dividends

Dividends paid in fiscal years 2025, 2024, and 2023 were $33.7 million, $35.3 million, and $37.5 million, respectively.

Contractual and Other Obligations

We have certain Contractual Obligations arising from indebtedness, operating leases, and purchase obligations. Future payments due, aggregated by type of contractual obligation, are set forth as follows:

	Payments Due by Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(dollars in thousands)

Revolving Credit Facility (1)	200,000	$—	$—	$200,000	$—

Term Loan (2)	296,250	15,000	30,000	251,250	—

Senior Unsecured Notes	750,000	—	—	—	750,000

Interest and Commitment Fees on Credit Facility (3)	31,756	10,960	15,061	5,735	—

Interest on Term Loan (4)	72,193	16,341	30,141	25,711	—

Interest on Senior Unsecured Notes	117,188	18,750	37,500	37,500	23,438

Operating Leases	50,117	5,015	7,789	7,311	30,002

Purchase Obligations (5)(6)	459,698	311,115	146,954	905	724

Total	$1,977,202	$377,181	$267,445	$528,412	$804,164

(1)
The Revolving Credit Facility expires in February 2030.
(2)
The Term Loan facility expires in February 2030.
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
(5)
Purchase obligations are noncancelable agreements to purchase coal, natural gas, slag, and synthetic gypsum, and to fund capital expenditure commitments, including the expansion and modernization of our cement plant in Wyoming.
(6)
In May 2025 we entered into an agreement with a contractor for the expansion and modernization of our gypsum wallboard in Oklahoma. This contract is not included in the table above, as we were not contractually obligated to make such payments at March 31, 2025. We expect to spend approximately $330.0 million over the next two years on this project.

Based on our current actuarial estimates, we do not anticipate making contributions to our defined benefit plans for fiscal year 2025.

Inflation and Changing Prices

The Consumer Price Index rose approximately 2.4% in fiscal 2025, 3.5% in fiscal 2024, and 5.0% in fiscal 2023. During fiscal 2025, the Consumer Price Index (CPI) for electricity, natural gas, and transportation increased 2.8%, 9.4%, and 3.1%, respectively, while the cost of gasoline declined 9.8%. We have some protection from increasing natural gas costs in fiscal 2026 as we have forward purchase contracts for approximately 20.0% of our anticipated natural gas usage. Although CPI for transportation increased in fiscal 2025, we expect our freight costs to be relatively flat in calendar 2025. Our ability to increase sales prices to cover higher costs in the future varies with the level of activity in the construction industry: the number, size, and strength of competitors, as well as the availability of products to supply a local market.

General Outlook

See “Market Conditions and Outlook” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

Refer to Footnote (A) to the Audited Consolidated Financial Statements for information regarding recently issued accounting pronouncements that may affect our financial statements.

Forward-Looking Statements

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statements and generally arise when the Company is discussing its beliefs, estimates or expectations as to future events. These statements are not historical facts or guarantees of future performance but instead represent only the Company’s belief at the time the statements were made regarding future events which are subject to certain risks, uncertainties and other factors, many of which are outside the Company’s control. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company’s actual performance include the following: the cyclical and seasonal nature of the Company’s businesses; fluctuations in public infrastructure expenditures; the effects of adverse weather conditions on infrastructure and other construction projects as well as our facilities and operations; the fact that our products are commodities and that prices for our products are subject to material fluctuation due to market conditions and other factors beyond our control; the availability of and fluctuations in the cost of raw materials; changes in the costs of energy, including, without limitation, natural gas, coal and oil (including diesel), and the nature of our obligations to counterparties under energy supply contracts, such as those related to market conditions (for example, spot market prices), governmental orders and other matters; changes in the cost and availability of transportation; unexpected operational difficulties, including unexpected maintenance costs, equipment downtime and interruption of production; material nonpayment or non-performance by any of our key customers; consolidation of our customers; interruptions in our supply chain; inability to timely execute or realize capacity expansions or efficiency gains from capital improvement projects; difficulties and delays in the development of new business lines; governmental regulation and changes in governmental and public policy (including, without limitation, climate change and other environmental regulation); changes in trade policy, including tariffs and the effects of any increases in tariffs on our business, including increases in inputs used in our facility expansion and modernization projects; possible losses or other adverse outcomes from pending or future litigation or arbitration proceedings; changes in economic conditions or the nature or level of activity in any one or more of the markets or industries in which the Company or its customers are engaged; competition; cyber-attacks or data security breaches, together with the costs of protecting our systems against such incidents and the possible effects thereof on our operations; increases in capacity in the gypsum wallboard and cement industries; changes in the demand for residential housing construction or commercial construction or construction projects undertaken by state or local governments; the availability of acquisitions or other growth opportunities that meet our financial return standards and fit our strategic focus; risks related to pursuit of acquisitions, joint ventures and other transactions or the execution or implementation of such transactions, including the integration of operations acquired by the Company; general economic conditions, including inflation and recessionary conditions; and changes in interest rates and the resulting effects on the Company and demand for our products. For example, increases in interest rates, decreases in demand for construction materials or increases in the cost of energy (including, without limitation, natural gas, coal and oil) or the cost of our raw materials can be expected to adversely affect the revenue and operating earnings of our operations. In addition, changes in national or regional economic conditions and levels of infrastructure and construction spending could also adversely affect the Company’s results of operations. Finally, any forward-looking statements made by the Company are subject to the risks and impacts associated with natural disasters, the outbreak, escalation or resurgence of health emergencies, pandemics or other unforeseen events, including, without limitation, the COVID-19 pandemic and responses thereto designed to contain its spread and mitigate its public health effects, as well as their impact on our operations and on economic conditions, capital and financial markets. These and other factors are described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, and subsequent quarterly and annual reports upon filing. These reports are filed with the Securities and Exchange Commission. All forward-looking statements made herein are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed herein will increase with the passage of time. The Company undertakes no duty to update any forward-looking statement to reflect future events or changes in the Company’s expectations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility and Term Loan. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At March 31, 2025, we had $200.0 million outstanding under the Revolving Credit Facility and $296.3 million outstanding under the Term Loan, under which borrowings bear interest at a variable rate based on the secured overnight financing rate (SOFR). A hypothetical 100 basis point increase in interest rates on these outstanding borrowings would increase our interest expense by $5.0 million on an annual basis. At present, we do not utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, petroleum coke, natural gas, and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing our use of alternative fuels.

ITEM 8. Financial Statements and Supplementary Data

Financial Information

Index to Financial Statements and Related Information
PAGE
Eagle Materials Inc.:
Consolidated Statements of Earnings for the Years Ended March 31, 2025, 2024, and 2023	71
Consolidated Statements of Comprehensive Earnings for the Years Ended March 31, 2025, 2024, and 2023	72
Consolidated Balance Sheets as of March 31, 2025 and 2024	73
Consolidated Statements of Cash Flows for the Years Ended March 31, 2025, 2024, and 2023	74
Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2025, 2024, and 2023	75
Notes to Consolidated Financial Statements	76
Report of Independent Registered Public Accounting Firm	114
Auditor Name: Ernst & Young LLP
Auditor Location: Dallas, Texas
Auditor Firm ID: 42

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Earnings

	For the Years Ended March 31,

	2025	2024	2023

	(dollars in thousands, except share and per share data)

Revenue	$2,260,508	$2,259,297	$2,148,069

Cost of Goods Sold	1,587,371	1,573,976	1,508,803

Gross Profit	673,137	685,321	639,266

Equity in Earnings of Unconsolidated Joint Venture	26,396	31,581	35,474

Corporate General and Administrative Expense	(73,942)	(59,795)	(53,630)

Other Nonoperating Income	6,420	3,087	2,654

Interest Expense, net	(40,526)	(42,257)	(35,171)

Earnings Before Income Taxes	591,485	617,937	588,593

Income Taxes	(128,069)	(140,298)	(127,053)

Net Earnings	$463,416	$477,639	$461,540

EARNINGS PER SHARE

Basic	$13.88	$13.72	$12.54

Diluted	13.77	13.61	12.46

AVERAGE SHARES OUTSTANDING

Basic	33,378,050	34,811,560	36,798,354

Diluted	33,646,395	35,097,871	37,052,942

CASH DIVIDENDS PER SHARE	$1.00	$1.00	$1.00

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Comprehensive Earnings

	For the Years Ended March 31,

	2025	2024	2023

	(dollars in thousands)

Net Earnings	$463,416	$477,639	$461,540

Net Actuarial Change in Defined Benefit Plans:

Unrealized Gain (Loss) During the Period, net of tax benefit of $26, $(24), and $(147)	74	(53)	(465)

Amortization of Net Actuarial Gain, net of tax benefit of $63, $59, and $30	174	192	93

Comprehensive Earnings	$463,664	$477,778	$461,168

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Balance Sheets

	March 31,

	2025	2024

	(dollars in thousands)

ASSETS

Current Assets

Cash and Cash Equivalents	$20,401	$34,925

Accounts Receivable, net	212,332	202,985

Inventories	415,175	373,923

Income Tax Receivable	10,020	9,910

Prepaid and Other Assets	10,729	5,950

Total Current Assets	668,657	627,693

Property, Plant, and Equipment, net	1,792,982	1,676,217

Investment in Joint Venture	140,089	113,478

Operating Lease Right-of-Use Assets	29,313	19,373

Goodwill and Intangible Assets, net	595,752	486,117

Other Assets	37,795	24,141

Total Assets	$3,264,588	$2,947,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$129,895	$127,183

Accrued Liabilities	96,077	94,327

Operating Lease Liabilities	4,032	7,899

Current Portion of Long-term Debt	15,000	10,000

Total Current Liabilities	245,004	239,409

Long-term Debt	1,223,316	1,083,299

Noncurrent Operating Lease Liabilities	33,597	19,037

Other Long-term Liabilities	66,029	51,942

Deferred Income Taxes	239,942	244,797

Total Liabilities	1,807,888	1,638,484

Stockholders’ Equity

Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—

Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 32,973,121 and 34,143,945 Shares, respectively	330	341

Capital in Excess of Par Value	—	—

Accumulated Other Comprehensive Losses	(3,125)	(3,373)

Retained Earnings	1,459,495	1,311,567

Total Stockholders’ Equity	1,456,700	1,308,535

	$3,264,588	$2,947,019

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Cash Flows

	For the Years Ended March 31,

	2025	2024	2023

	(dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Earnings	$463,416	$477,639	$461,540

Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Noncash Activity:

Depreciation, Depletion, and Amortization	158,902	149,832	138,554

Deferred Income Tax Provision	(4,855)	7,953	4,475

Stock Compensation Expense	18,743	19,900	17,155

Equity in Earnings of Unconsolidated Joint Venture	(26,396)	(31,581)	(35,474)

Distributions from Joint Venture	—	7,000	27,000

Changes in Operating Assets and Liabilities:

Accounts and Notes Receivable	(7,904)	(551)	(12,035)

Inventories	(36,832)	(67,232)	(47,946)

Accounts Payable and Accrued Liabilities	874	13,794	(7,797)

Other Assets	(16,747)	(20,468)	4,955

Income Taxes Receivable	(653)	7,652	(8,701)

Net Cash Provided by Operating Activities	548,548	563,938	541,726

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to Property, Plant, and Equipment	(195,281)	(120,305)	(110,143)

Acquisition Spending	(174,850)	(55,053)	(158,451)

Net Cash Used in Investing Activities	(370,131)	(175,358)	(268,594)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings Under Revolving Credit Facility	335,000	13,000	200,000

Repayment of Borrowings Under Revolving Credit Facility	(305,000)	—	(43,000)

Borrowings Under Term Loan	125,000	—	—

Repayment of Term Loan	(11,250)	(10,000)	(7,500)

Dividends Paid to Stockholders	(33,722)	(35,298)	(37,496)

Purchase and Retirement of Common Stock	(298,286)	(343,274)	(387,717)

Payment of Excise Tax on Purchases and Retirement of Common Stock	(3,331)	—	—

Proceeds from Stock Option Exercises	6,380	17,098	5,418

Payment of Debt Issuance Costs	(1,834)	—	(903)

Shares Redeemed to Settle Employee Taxes on Stock Compensation	(5,898)	(10,423)	(6,108)

Net Cash Used in Financing Activities	(192,941)	(368,897)	(277,306)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,524)	19,683	(4,174)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,925	15,242	19,416

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,401	$34,925	$15,242

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total

	(dollars in thousands)

Balance at March 31, 2022	$387	$—	$1,136,344	$(3,175)	$1,133,556

Net Earnings	—	—	461,540	—	461,540

Stock Option Exercises and Restricted Share Vesting	2	5,416	—	—	5,418

Stock Compensation Expense	—	17,155	—	—	17,155

Shares Redeemed to Settle Employee Taxes	—	(6,108)	—	—	(6,108)

Purchase and Retirement of Common Stock	(31)	(16,463)	(371,961)	—	(388,455)

Dividends to Stockholders	—	—	(37,040)	—	(37,040)

Unfunded Pension Liability, net of tax	—	—	—	(372)	(372)

Balance at March 31, 2023	$358	$—	$1,188,883	$(3,547)	$1,185,694

Net Earnings	—	—	477,639	—	477,639

Stock Option Exercises and Restricted Share Vesting	2	17,096	—	—	17,098

Stock Compensation Expense	—	19,900	—	—	19,900

Shares Redeemed to Settle Employee Taxes	(1)	(10,422)	—	—	(10,423)

Purchase and Retirement of Common Stock	(18)	(26,574)	(320,114)	—	(346,706)

Dividends to Stockholders	—	—	(34,841)	—	(34,841)

Unfunded Pension Liability, net of tax	—	—	—	174	174

Balance at March 31, 2024	$341	$—	$1,311,567	$(3,373)	$1,308,535

Net Earnings	—	—	463,416	—	463,416

Stock Option Exercises and Restricted Share Vesting	1	6,379	—	—	6,380

Stock Compensation Expense	—	18,743	—	—	18,743

Shares Redeemed to Settle Employee Taxes	—	(5,898)	—	—	(5,898)

Purchase and Retirement of Common Stock	(12)	(19,224)	(282,032)	—	(301,268)

Dividends to Stockholders	—	—	(33,456)	—	(33,456)

Unfunded Pension Liability, net of tax	—	—	—	248	248

Balance at March 31, 2025	$330	$—	$1,459,495	$(3,125)	$1,456,700

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

Accounts Receivable

Accounts and Notes Receivable have been shown net of the allowance for doubtful accounts of $6.4 million and $6.7 million at March 31, 2025, and 2024, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based on our assessment of the collectability of outstanding Accounts Receivable, and includes a provision for probable losses based on historical write-offs, adjusted for current economic trends in the construction industry, and a specific reserve for accounts deemed at risk. We have no significant credit risk concentration among our diversified customer bases. Bad debt expense was approximately $0.2 million, $0.3 million, and $0.3 million for the fiscal years ended March 31, 2025, 2024, and 2023, respectively. Write-offs of Accounts Receivable were approximately $0.6 million, $0.6 million, and $0.1 million for the fiscal years ended March 31, 2025, 2024, and 2023, respectively.

Inventories

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or net realizable value. Raw Materials and Materials-in-Progress include clinker, which is an intermediary product before it is ground into cement powder. Quantities of Raw Materials and Materials-in-Progress, Aggregates and Coal inventories, are based on measured volumes, subject to estimation based on the size and location of the inventory piles and then converted to tonnage using standard inventory density factors. Inventories consist of the following:

	March 31,

	2025	2024

	(dollars in thousands)

Raw Materials and Materials-in-Progress	$164,683	$122,772

Finished Cement	67,711	71,396

Aggregates	17,681	12,149

Gypsum Wallboard	5,708	5,242

Recycled Paperboard	7,814	14,278

Repair Parts and Supplies	126,983	127,511

Fuel and Coal	24,595	20,575

	$415,175	$373,923

Property, Plant, and Equipment

Property, Plant, and Equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Annual maintenance is expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets and totaled $147.6 million, $139.5 million, and $129.6 million, for the fiscal years ended March 31, 2025, 2024, and 2023, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and any resulting gains or losses are recognized at such time. The estimated useful lives of the related assets are as follows:

Plants	20 to 30 years

Buildings	20 to 40 years

Machinery and Equipment	3 to 25 years

Maintenance and repair expenses are included in each segment’s costs and expenses. We incurred $248.4 million, $220.1 million, and $173.4 million of maintenance and repair expenses in the fiscal years ended March 31, 2025, 2024, and 2023, respectively, which is included in Cost of Goods Sold on the Consolidated Statement of Earnings.

Goodwill and Intangible Assets

Goodwill

We annually assess Goodwill in the fourth quarter of our fiscal year, or more frequently when indicators of impairment exist. Impairment testing for Goodwill is done at the reporting unit, which is consistent with the reportable segment.

Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. Prior to performing the Step 1 quantitative test, we may, at our discretion, perform an optional qualitative analysis, or we may choose to proceed directly to the Step 1 quantitative test. The qualitative analysis considers the impact of the following events and circumstances on the reporting unit being tested: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity-specific events. If, as a result of this qualitative analysis, we conclude that it is more likely than not (a likelihood of greater than 50%) that the fair value of the reporting unit exceeds its carrying value, then an impairment does not exist, and the Step 1 quantitative test is not required. If we are unable to conclude that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then we proceed to the Step 1 quantitative test.

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

We performed qualitative assessments on all our reporting units in the fourth quarter of fiscal 2025. As a result of these qualitative assessments, we determined it was not more likely than not that an impairment existed; therefore, we did not perform a Step 1 quantitative test in fiscal 2025. We performed a step 1 quantitative test on all our reporting units with Goodwill during the fourth quarter of fiscal 2024. We estimated the fair value of the reporting units using a discounted cash flow model as well as a market analysis. Key assumptions in the model included estimated average net sales prices, sales volumes, and the estimated weighted-average cost of capital specific to each industry. Based on the results of the Step 1 quantitative analysis, we concluded that the fair values of the reporting units substantially exceeded their carrying values, and therefore no impairment was recognized.

Goodwill and Intangible Assets

Goodwill and Intangible Assets at March 31, 2025, and 2024, consist of the following:

	March 31, 2025

	Amortization Period	Cost	Additions	Accumulated Amortization	Net

	(dollars in thousands)

Goodwill and Intangible Assets:

Customer Contracts and Relationships	15 years	$157,294	$40,209	(89,444)	$108,059

Permits	25-40 years	30,760	—	(14,358)	16,402

Trade Name	15 years	1,900	500	(1,003)	1,397

Goodwill		392,569	77,325	—	469,894

Total Goodwill and Intangible Assets		$582,523	$118,034	$(104,805)	$595,752

	March 31, 2024

	Amortization Period	Cost	Additions	Accumulated Amortization	Net

	(dollars in thousands)

Goodwill and Intangible Assets:

Customer Contracts and Relationships	15 years	$141,194	$16,100	$(82,077)	$75,217

Permits	25-40 years	30,760	—	(13,413)	17,347

Trade Name	15 years	1,900	—	(916)	984

Goodwill		380,711	11,858	—	392,569

Total Goodwill and Intangible Assets		$554,565	$27,958	$(96,406)	$486,117

Amortization expense of intangibles was $8.4 million, $7.9 million, and $6.8 million for the fiscal years ended March 31, 2025, 2024, and 2023, respectively. Amortization expense is expected to be approximately $10.3 million in fiscal 2026, $10.1 million in fiscal 2027, $10.0 million in fiscal 2028 and $9.8 million in fiscal 2029 and fiscal 2030.

Impairment or Disposal of Long-Lived and Intangible Assets

We assess our long-lived assets, including mining and related assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or group of assets, may not be recoverable. Long-lived assets, or group of assets, are evaluated for impairment at the lowest level for which cash flows are largely independent of the cash flows of other assets. We assess recoverability of assets, or group of assets, by comparing the carrying amount of an asset, or group of assets, to the future undiscounted net cash flows that we expect the asset, or group of assets, to generate. These impairment evaluations are significantly affected by estimates of future revenue, costs and expenses, and other factors. If the carrying value of the assets, or group of assets, exceeds the undiscounted cash flows, then an impairment is indicated. If such assets, or group of assets, are considered to be impaired, the impairment is recognized as the amount by which the carrying amount of the asset, or group of assets, exceeds the fair value of the asset, or group of assets. Any assets held for sale are reflected at the lower of their carrying amount or fair value less cost to sell. There were no indicators of impairment related to our long-lived assets during fiscal 2025.

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

On May 17, 2022, the Board authorized the Company to repurchase an additional 7,500,000 shares. During fiscal years 2025, 2024, and 2023, we repurchased 1,214,173, 1,863,534, and 3,075,788 shares, respectively, at average prices of $245.67, $184.21, and $126.05, respectively. At March 31, 2025, the remaining authorized shares for repurchase totaled 4,669,497 shares.

Revenue Recognition

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard, and recycled paperboard. The majority of Revenue from the sale of concrete, aggregates, and gypsum wallboard is originated by purchase orders from our customers, who are mainly third-party contractors and suppliers. Revenue from the sale of cement is sold point-of-sale to customers under sales orders. Revenue from our Recycled Paperboard segment is generated mostly through long-term supply agreements. These agreements do not have a stated maturity date, but may be terminated by either party with a two- to three-year notice period. We invoice customers upon shipment, and our collection terms range from 30 to 75 days. Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard, which is not under long-term supply agreements, is recognized upon shipment of the related products to customers, which is when title and ownership are transferred, and the customer is obligated to pay.

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

Approximately $211.2 million, $215.3 million, and $229.6 million of freight for the fiscal years ended March 31, 2025, 2024, and 2023, respectively, were included in both Revenue and Cost of Goods Sold in our Consolidated Statement of Earnings.

Other Nonoperating Income includes lease and rental income, asset sale income, non-inventoried aggregates sales income, and trucking income, as well as other miscellaneous revenue items and costs that have not been allocated to a business segment.

See Footnote (H) for disaggregation of Revenue by segment.

Comprehensive Income/Losses

As of March 31, 2025, we have an Accumulated Other Comprehensive Loss of $3.1 million, which is net of income taxes of $1.0 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

Consolidated Cash Flows – Supplemental Disclosures

Supplemental cash flow information is as follows:

	For the Years Ended March 31,

	2025	2024	2023

	(dollars in thousands)

Cash Payments:

Interest	$42,368	$43,663	$31,596

Income Taxes	140,786	124,482	131,512

Operating Cash Flows Used for Operating Leases	8,708	9,286	8,314

Noncash Financing Activities:

Right-of-Use Assets Obtained for Capitalized Operating Leases	$18,373	$6,465	$1,711

Excise Tax on Share Repurchases	2,982	3,432	738

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

Total Selling, General, and Administrative Expenses for the past three fiscal years are summarized as follows:

	For the Years Ended March 31,

	2025	2024	2023

	(dollars in thousands)

Operating Units Selling, G&A	$74,713	$75,001	$65,468

Corporate G&A	73,942	59,795	53,630

	$148,655	$134,796	$119,098

Earnings per Share

	For the Years Ended March 31,

	2025	2024	2023

Weighted-Average Shares of Common Stock Outstanding	33,378,050	34,811,560	36,798,354

Effect of Dilutive Shares:

Assumed Exercise of Outstanding Dilutive Options	218,434	304,889	418,659

Less Shares Repurchased from Proceeds of Assumed Exercised Options	(82,734)	(157,457)	(290,590)

Restricted Stock and Restricted Stock Units	132,645	138,879	126,519

Weighted-Average Common Stock and Dilutive Securities Outstanding	33,646,395	35,097,871	37,052,942

The line Less Shares Repurchased from Proceeds of Assumed Exercised Options includes unearned compensation related to outstanding stock options.

For the fiscal years ended March 31, 2025, 2024, and 2023, there were 4,404, 16,609, and 52,375 stock options at an average exercise price of $240.32 per share, $133.91 per share, and $127.06 per share, respectively, that were excluded from the computation of diluted earnings per share, because including these options would have been anti-dilutive.

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

Level 2 – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. These include certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

Recent Accounting Pronouncements

RECENTLY ADOPTED

During fiscal 2025, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which resulted in enhanced disclosures about significant segment expenses. The adoption of this guidance did not affect the Company's results of operations, cash flows, or financial condition. See Footnote (H) of the Audited Consolidated Financial Statements for more information.

PENDING ADOPTION

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires public entities to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts organized by specified categories with certain reconciling items broken out by nature and jurisdiction to the extent those items exceed a specified threshold. Additionally, all entities are required to disclose income taxes paid, net of refunds received, disaggregated by federal, state, local, and individual jurisdiction if the amount is at least 5% of the total income tax payments, net of refunds received. ASU 2023-09 is effective prospectively for annual periods beginning after December 15, 2024. Early adoption and retrospective application are permitted. ASU 2023-09 will not have any impact on the Company's results of operations, cash flows, and financial condition.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income and Expenses" (ASU 2024-03). ASU 2024-03 requires public business entities to disclose additional information about certain key expense categories within major income statement captions in the Notes to the Consolidated Financial Statements. The new standard is effective for fiscal years beginning after December 15, 2026, and is to be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

(B) ACQUISITIONS

Western Pennsylvania Acquisition

On January 7, 2025, we purchased Bullskin Stone & Lime, LLC, an aggregates business located in Western Pennsylvania (the Western Pennsylvania Acquisition), which will be accounted for under the acquisition method. The purchase price of the Pennsylvania Acquisition was approximately $150.0 million, subject to customary post-closing adjustments. The purchase price was funded through borrowings under our Revolving Credit Facility. Operations related to the Pennsylvania Acquisition are included in the Concrete and Aggregates business in our segment reporting from January 7, 2025, through March 31, 2025.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed (based on Level 3 inputs) as of March 31, 2025. Adjustments to the preliminary purchase price allocation could be significant, particularly with respect to Intangible Assets and Property, Plant, and Equipment.

(dollars in thousands)

Accounts Receivable	$1,443

Inventories	3,354

Prepaid and Other Current Assets	229

Property, Plant, and Equipment	35,097

Intangible Assets	39,400

Accounts Payable and Accrued Liabilities	(327)

Other Long-term Liabilities	(792)

Total Net Assets Acquired	78,404

Goodwill	71,565

Total Purchase Price	$149,969

The estimated useful lives assigned to Property, Plant, and Equipment range from 5 to 30 years. Goodwill represents the excess purchase price over the fair value of the assets acquired and the liabilities assumed. The Goodwill was generated by the availability of co-product sales and the opportunity associated with the expansion of our Aggregates business to the Western Pennsylvania region of the United States. All Goodwill generated from the Western Pennsylvania Acquisition is deductible for income tax purposes.

The following table is a summary of the fair value estimates of the identifiable intangible assets and their weighted-average useful lives:

	Weighted-Average Life	Estimated Fair Value (dollars in thousands)

Customer Relationships	15	38,900

Trade Name and Technology	5	500

Total Intangible Assets		$39,400

The following table presents the Revenue and Operating Loss related to the Western Pennsylvania Acquisition that has been included in our Consolidated Statement of Earnings from January 7, 2025 through March 31, 2025.

For the Year Ended March 31, 2025
(dollars in thousands)

Revenue	$4,111

Operating Loss	$(1,321)

Included in Operating Loss shown above is approximately $1.7 million and $1.9 million related to depreciation and amortization and the recording of inventories at fair value, respectively.

Northern Kentucky Acquisition

On August 9, 2024, we purchased the assets of an aggregates operation in Battletown, Kentucky (the Northern Kentucky Acquisition), which was accounted for under the acquisition method. The purchase price of the Northern Kentucky Acquisition was approximately $24.9 million, which was funded through borrowings under our Revolving Credit Facility. Operations related to the Northern Kentucky Acquisition are included in the Concrete and Aggregates business in our segment reporting from August 9, 2024, through March 31, 2025.

The following table summarizes the allocation of the Purchase Price to assets acquired and liabilities assumed:

(dollars in thousands)

Inventory	$1,067

Property, Plant, and Equipment	18,237

Lease Right-of-Use Assets	757

Intangible Assets	1,309

Accrued Liabilities	(71)

Lease Obligations	(757)

Other Long-term Liabilities	(1,422)

Total Net Assets Acquired	19,120

Goodwill	5,761

Total Purchase Price	$24,881

The estimated useful lives assigned to Property, Plant, and Equipment range from 5 to 30 years, while the estimated useful lives assigned to Intangible Assets are 15 years. All goodwill generated from the Northern Kentucky Acquisition is deductible for income tax purposes.

The following table presents the Revenue and Operating Loss related to the Northern Kentucky Acquisition that has been included in our Consolidated Statement of Earnings from August 9, 2024 through March 31, 2025.

For the Year Ended March 31, 2025
(dollars in thousands)

Revenue	$7,487

Operating Loss	$(1,012)

Included in Operating Loss shown above is approximately $1.7 million and $0.7 million related to depreciation and amortization and the recording of inventories at fair value, respectively.

(C) Property, Plant, and Equipment

Cost by major category and Accumulated Depreciation are summarized as follows:

	March 31,

	2025	2024

	(dollars in thousands)

Land and Quarries	$364,547	$330,874

Plants	2,567,537	2,501,627

Buildings, Machinery, and Equipment	312,872	264,180

Construction in Progress	178,172	68,136

	3,423,128	3,164,817

Accumulated Depreciation	(1,630,146)	(1,488,600)

	$1,792,982	$1,676,217

(D) Accrued Expenses

Accrued expenses consist of the following:

	March 31,

	2025	2024

	(dollars in thousands)

Payroll and Incentive Compensation	$31,918	$34,274

Benefits	16,950	17,507

Interest	7,689	6,374

Dividends	8,463	8,729

Property Taxes	5,836	5,921

Power and Fuel	4,045	2,993

Freight	3,664	2,893

Excise Tax	3,822	4,170

Legal and Professional	3,953	2,602

Sales and Use Tax	1,500	1,372

Other	8,237	7,492

	$96,077	$94,327

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

Lease expense for our operating and short-term leases is as follows:

	For the Years Ended March 31,

	2025	2024	2023

	(dollars in thousands)

Operating Lease Cost	$7,953	$8,030	$7,339

Short-term Lease Cost	1,306	691	593

Total Lease Cost	$9,259	$8,721	$7,932

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	March 31,

	2025	2024

	(dollars in thousands)

Operating Leases:

Operating Lease Right-of-Use Assets	$29,313	$19,373

Current Operating Lease Liabilities	$4,032	$7,899

Noncurrent Operating Lease Liabilities	33,597	19,037

Total Operating Lease Liabilities	$37,629	$26,936

Future payments for operating leases are as follows:

Amount

Fiscal Year	(dollars in thousands)

2025	$5,015

2026	4,239

2027	3,550

2028	3,586

2029	3,725

Thereafter	30,002

Total Lease Payments	$50,117

Less: Imputed Interest	(12,488)

Present Value of Lease Liabilities	$37,629

Weighted-Average Remaining Lease Term (in years)	12.6

Weighted-Average Discount Rate	4.32%

(F) Indebtedness

Long-term debt consists of the following:

	As of March 31,

	2025	2024

	(dollars in thousands)

Revolving Credit Facility	$200,000	$170,000

2.500% Senior Unsecured Notes Due 2031	750,000	750,000

Term Loan	296,250	182,500

Total Debt	1,246,250	1,102,500

Less: Current Portion of Long-term Debt	(15,000)	(10,000)

Less: Unamortized Discount and Debt Issuance Costs	(7,934)	(9,201)

Long-term Debt	$1,223,316	$1,083,299

The weighted-average interest rates of borrowings under our Revolving Credit Facility during fiscal years 2025, 2024, and 2023 were approximately 6.5%, 6.6%, and 3.7%, respectively. The weighted-average interest rates on our Term Loan were approximately 6.3% and 6.6% during fiscal years 2025 and 2024, respectively. The interest rates on the Revolving Credit Facility and Term Loan were approximately 5.7% and 6.7% at March 31, 2025, and 2024, respectively.

Revolving Credit Facility

We have an unsecured $750.0 million revolving credit facility, which includes a separate term loan facility (Term Loan), that was amended on February 4, 2025. Under the terms of the amendment, we extended the expiration date to February 4, 2030 and increased the Term Loan portion of the facility from $200.0 million to $300.0 million (such facility, as amended, the Revolving Credit Facility). The Revolving Credit Facility also provides the Company the option to increase the borrowing capacity by up to $375.0 million (for a total borrowing capacity of $1,125.0 million, excluding the Term Loan), provided that the existing lenders, or new lenders, agree to such increase. The Revolving Credit Facility includes a $40.0 million letter of credit facility and a swingline loan sub-facility of $25.0 million.

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

There were $200.0 million of outstanding borrowings under the Revolving Credit Facility, plus $9.9 million of outstanding letters of credit as of March 31, 2025, leaving us with $540.1 million of available borrowings under the Revolving Credit Facility, net of outstanding letters of credit. We were in compliance with all covenants at March 31, 2025; therefore, all $540.1 million is available for future borrowings.

Term Loan

On February 4, 2025, we borrowed an additional $125.0 million under the Term Loan, and used these proceeds to, among other things, pay down a portion of the Revolving Credit Facility. The Term Loan requires quarterly principal payments of $3.8 million, with any unpaid amounts due upon maturity on February 4, 2030. At the Company’s option, principal amounts outstanding under the Term Loan bear interest as set forth in the Revolving Credit Facility (but not, for the avoidance of doubt, at a daily simple SOFR rate unless and until such time as the then-existing Benchmark (as defined in the Revolving Credit Facility) is replaced in accordance with the Revolving Credit Facility).

2.500% Senior Unsecured Notes Due 2031

On July 1, 2021, we issued $750.0 million aggregate principal amount of 2.500% senior notes due July 2031 (the 2.500% Senior Unsecured Notes). The 2.500% Senior Unsecured Notes are senior unsecured obligations of the Company and are not guaranteed by any of our subsidiaries. The 2.500% Senior Unsecured Notes were issued net of the original issue discount of $6.3 million and have an effective interest rate of approximately 2.6%. The original issue discount is being amortized by the effective interest method over the 10-year term of the notes. The 2.500% Senior Unsecured Notes are redeemable prior to April 1, 2031, at a redemption price equal to 100% of the aggregate principal amount of the 2.500% Senior Unsecured Notes being redeemed, plus the present value of remaining scheduled payments of principal and interest from the applicable redemption date to April 1, 2031, discounted to the redemption date on a semi-annual basis at the Treasury rate plus 20 basis points. The 2.500% Senior Unsecured Notes are redeemable on or after April 1, 2031, at a redemption price equal to 100% of the aggregate principal amount of the 2.500% Senior Unsecured Notes being redeemed, plus accrued and unpaid interest to, but excluding, the applicable redemption date. If we experience certain change-of-control triggering events, we would be required to offer to repurchase the 2.500% Senior Unsecured Notes at a purchase price equal to 101% of the aggregate principal amount of the 2.500% Senior Unsecured Notes being repurchased, plus accrued and unpaid interest to, but excluding, the applicable redemption date. The indenture governing the 2.500% Senior Unsecured Notes contains certain covenants that limit our ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets, and provides for certain events of default that, if any occurred, would permit or require the principal of and accrued interest on the 2.500% Senior Unsecured Notes to become or be declared due and payable.

Our maturities of long-term debt during the next five fiscal years are as follows:

Fiscal Year	(dollars in thousands)

2026	$15,000

2027	15,000

2028	15,000

2029	15,000

2030	436,250

Thereafter	750,000

Total	$1,246,250

(G) Fair Value of Financial Instruments

The fair value of our senior notes has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Unsecured Notes at March 31, 2025, is as follows:

Fair Value

(dollars in thousands)

2.500% Senior Unsecured Notes Due 2031	$654,000

The estimated fair value of our long-term debt was based on publicly quoted prices of these debt instruments (level 1 input). The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable, and accrued liabilities approximate their fair values at March 31, 2025, due to the short-term maturities of these assets and liabilities. The fair value of our Revolving Credit Facility and Term Loan also approximates its carrying values at March 31, 2025.

(H) Business Segments

Operating segments are defined as components of an enterprise that engage in business activities that earn revenue, incur expenses, and prepare separate financial information that is evaluated regularly by our chief operating decision maker (CODM), who is our President and Chief Executive Officer, to assist in allocating resources and assessing performance. This assessment is primarily based on segment earnings from operations, as management believes this is the best metric for segment operating performance. The CODM uses operating income as part of their review of the monthly operating results on a segment basis. The actual monthly results are reviewed against budgeted amounts as well as the current year reforecast and prior year actual amounts. Interest and taxes are managed on a centralized basis, and not included in segment operating information.

Our business is organized into two sectors within which there are four reportable business segments. The Heavy Materials sector includes the Cement and Concrete and Aggregates segments. The Light Materials sector includes the Gypsum Wallboard and Recycled Paperboard segments. The Company's operating segments are the same as the Company's reporting segments.

Our primary products, portland cement and gypsum wallboard, are essential for building, expanding and repairing roads, highways, and residential, commercial and industrial structures across America. We manufacture and sell our products through a network of more than 70 facilities spanning 21 states. Demand for our products is generally cyclical and seasonal, depending on economic and geographic conditions. Our operations are conducted in the U.S. and include the mining of limestone for the manufacture, production, distribution, and sale of portland cement (a basic construction material that is the essential binding ingredient in concrete); the grinding and sale of slag; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; and the mining and sale of aggregates (crushed stone, sand, and gravel).

We operate eight modern cement plants, two slag grinding facilities, and over 30 cement distribution terminals. One cement plant and one slag plant is operated though our joint venture located in Buda, Texas. Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, Tennessee, and Texas. We operate over 25 readymix concrete batch plants and seven aggregates processing plants in markets that are complementary to our cement network.

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

Year Ended March 31, 2025 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$1,053,620	$237,723	$846,499	$122,666	$2,260,508

Intersegment Revenue	36,799	13,913	—	89,058	139,770

Revenue from Joint Venture	110,943	—	—	—	110,943

	1,201,362	251,636	846,499	211,724	2,511,221

Reconciliation of Revenue

Intersegment Revenue					(139,770)

Revenue from Joint Venture					(110,943)

Total Consolidated Revenue					$2,260,508

Less:

Freight and Delivery	$90,996	$32,593	$146,000	$96	$269,685

Parts, Supplies, and Services (Includes Maintenance)	231,530	39,109	19,032	12,598	302,269

Energy	140,754	7,562	33,978	14,035	196,329

Raw Materials	84,669	109,587	179,142	94,769	468,167

Labor and Fixed Costs	162,741	36,722	61,968	21,431	282,862

Depreciation, Depletion, and Amortization (1)	91,817	23,247	25,807	14,782	155,653

Purchased Cement	77,059	—	—	—	77,059

Other Segment Items	2,340	11,581	29,808	15,935	59,664

Segment Profit	$319,456	$(8,765)	$350,764	$38,078	$699,533

Reconciliation of Segment Profit and Loss

Corporate General and Administrative Expense					(73,942)

Other Non-Operating Income					6,420

Interest Expense					(40,526)

Earnings Before Income Taxes					$591,485

Year Ended March 31, 2024 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$1,077,918	$240,012	$839,530	$101,837	$2,259,297

Intersegment Revenue	35,363	12,940	—	82,351	130,654

Revenue from Joint Venture	112,736	—	—	—	112,736

	1,226,017	252,952	839,530	184,188	2,502,687

Reconciliation of Revenue

Intersegment Revenue					(130,654)

Revenue from Joint Venture					(112,736)

Total Consolidated Revenue					$2,259,297

Less:

Freight and Delivery	$94,031	$33,976	$149,441	$623	$278,071

Parts, Supplies, and Services (Includes Maintenance)	217,393	31,246	22,337	11,186	282,162

Energy	154,925	7,641	37,984	17,120	217,670

Raw Materials	87,154	112,447	178,340	83,784	461,725

Labor and Fixed Costs	155,118	31,014	59,796	22,875	268,803

Depreciation, Depletion, and Amortization (1)	89,138	19,728	23,038	14,811	146,715

Purchased Cement	86,219	—	—	—	86,219

Other Segment Items	3,690	4,499	34,058	2,173	44,420

Segment Profit	$338,349	$12,401	$334,536	$31,616	$716,902

Reconciliation of Segment Profit and Loss

Corporate General and Administrative Expense					(59,795)

Other Non-Operating Income					3,087

Interest Expense					(42,257)

Earnings Before Income Taxes					$617,937

Year Ended March 31, 2023 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$927,637	$239,516	$872,471	$108,445	$2,148,069

Intersegment Revenue	32,915	—	—	92,835	125,750

Revenue from Joint Venture	113,518	—	—	—	113,518

	1,074,070	239,516	872,471	201,280	2,387,337

Reconciliation of Revenue

Intersegment Revenue					(125,750)

Revenue from Joint Venture					(113,518)

Total Consolidated Revenue					$2,148,069

Less:

Freight and Delivery	$97,126	$36,115	$160,536	$8,760	$302,537

Parts, Supplies, and Services (Includes Maintenance)	183,706	17,724	17,933	10,609	229,972

Energy	149,445	5,236	50,177	19,914	224,772

Raw Materials	75,617	112,269	184,677	95,060	467,623

Labor and Fixed Costs	141,719	19,511	54,041	20,761	236,032

Depreciation, Depletion, and Amortization (1)	81,643	17,413	21,744	14,942	135,742

Purchased Cement	47,454	—	—	—	47,454

Other Segment Items	18,598	12,989	30,864	6,014	68,465

Segment Profit	$278,762	$18,259	$352,499	$25,220	$674,740

Reconciliation of Segment Profit and Loss

Corporate General and Administrative Expense					(53,630)

Other Non-Operating Income					2,654

Interest Expense					(35,171)

Earnings Before Income Taxes					$588,593

(1) Depreciation, Depletion, and Amortization for corporate assets was $3,249 million, $3,117 million, and $2,812 million, in fiscal 2025, 2024, and 2023, respectively. These amounts are included in Corporate General and Administrative Expense.

Additional information about our segments is included below:

	For the Years Ended March 31,

	2025	2024	2023

	(dollars in thousands)

Capital Expenditures

Cement	$139,965	$65,442	$39,049

Concrete and Aggregates	20,571	15,103	35,503

Gypsum Wallboard	15,843	29,127	31,063

Recycled Paperboard	15,193	10,085	2,898

Corporate and Other	3,709	548	1,630

	$195,281	$120,305	$110,143

Segment Assets

Cement	$$2,172,459	$$2,042,499	$$1,905,227

Concrete and Aggregates	$408,792	$225,485	$234,767

Gypsum Wallboard	$429,268	$432,122	$421,425

Recycled Paperboard	$166,673	$170,832	$163,797

Corporate and Other	$87,396	$76,081	$55,786

	$3,264,588	$2,947,019	$2,781,002

Cement Operating Earnings

Wholly Owned	293,060	306,768	243,288

Joint Venture	26,396	31,581	35,474

	$319,456	$338,349	$278,762

Cement Sales Volume (M tons)

Wholly Owned	6,237	6,610	6,399

Joint Venture	675	679	734

	6,912	7,289	7,133

Segment Operating Earnings, including the proportionately consolidated 50% interest in the revenue and expenses of the Joint Venture, represent Revenue less direct operating expenses, segment Depreciation, and segment Selling, General, and Administrative expenses. Segment Operating Earnings do not include certain nonrecurring losses, such as impairment and legal settlements. We account for intersegment sales at market prices. Corporate assets consist primarily of cash and cash equivalents, general office assets, and miscellaneous other assets.

The basis used to disclose Identifiable Assets; Capital Expenditures; and Depreciation, Depletion, and Amortization conforms with the equity method, and is similar to how we disclose these accounts in our Consolidated Balance Sheets and Consolidated Statements of Earnings.

The segment breakdown of Goodwill at March 31, 2025, and 2024 is as follows:

	For the Years Ended March 31,

	2025	2024

	(dollars in thousands)

Cement	$227,639	$227,639

Concrete and Aggregates	118,099	40,774

Gypsum Wallboard	116,618	116,618

Recycled Paperboard	7,538	7,538

	$469,894	$392,569

Summarized financial information for the Joint Venture that is not consolidated is set out below. The summarized financial information includes the total amount of the Joint Venture and not our 50% interest in those amounts:

	For the Years Ended March 31,

	2025	2024

	(dollars in thousands)

Revenue	$221,937	$225,503

Gross Margin	$60,789	$71,077

Earnings Before Income Taxes	$53,217	$63,644

	As of March 31,

	2025	2024

	(dollars in thousands)

Current Assets	$128,384	$111,164

Noncurrent Assets	$207,910	$158,618

Current Liabilities	$25,618	$27,994

Noncurrent Liabilities	$30,152	$14,974

On May 1, 2024, the Company and HM Southeast Cement LLC, a subsidiary of Heidelberg Materials, (our Joint Venture Partner) entered into a put option agreement (Put Option Agreement) that provides for the grant of reciprocal put options by the parties with respect to their 50% partnership interests in the Joint Venture. If the Company or our Joint Venture Partner exercises its put option under the Put Option Agreement, the other party is required to purchase the 50% partnership interest held by the exercising party for approximately $550.0 million, subject to certain customary adjustments. The put option can only be exercised in the event of a triggering event, which is defined as the entry by the exercising party into a binding and effective outside purchase agreement. An outside purchase agreement is a definitive agreement for the purchase of assets or operations to be used in the production or sale of grey cement products or slag in the Joint Venture market area for total consideration equal to or greater than $1 billion. The Put Option Agreement is effective for 15 months and expires on August 1, 2025.

(I) Income Taxes

The provision for income taxes from continuing operations includes the following components:

	For the Years Ended March 31,

	2025	2024	2023

	(dollars in thousands)

Current Provision

Federal	$114,606	$111,690	$103,940

State	18,411	20,689	18,520

	133,017	132,379	122,460

Deferred Provision (Benefit)

Federal	(5,117)	5,607	11,321

State	169	2,312	(6,728)

	(4,948)	7,919	4,593

Provision for Income Taxes	$128,069	$140,298	$127,053

The effective tax rates vary from the federal statutory rates due to the following items:

	For the Years Ended March 31,

	2025	2024	2023

	(dollars in thousands)

Earnings Before Income Taxes	$591,485	$617,937	$588,593

Income Taxes at Statutory Rate	$124,212	$129,766	$123,605

Increases (Decreases) in Tax Resulting From

State Income Taxes, net	14,680	18,172	16,821

Statutory Depletion in Excess of Cost	(9,927)	(9,883)	(8,253)

Excess Tax Benefit from Stock Compensation	(3,951)	(5,417)	(1,593)

Meals and Entertainment Disallowance	478	524	484

Limitation on Officers' Compensation	4,843	6,513	3,009

Valuation Allowance	500	500	(7,205)

Other	(2,766)	123	185

Provision for Income Taxes	$128,069	$140,298	$127,053

Effective Tax Rate	22%	23%	22%

Components of deferred income taxes are as follows:

	For the Years Ended March 31,

	2025	2024

	(dollars in thousands)

Items Giving Rise to Deferred Tax Liabilities

Excess Tax Depreciation and Amortization	$(256,999)	$(260,577)

Depletable Assets	(4,455)	(4,294)

Investment in Joint Venture Basis Differences	(6,436)	(7,710)

Right-of-Use Assets	(7,996)	(4,774)

Inventory	(1,276)	—

Other	—	(2,956)

Total Deferred Tax Liabilities	$(277,162)	$(280,311)

Items Giving Rise to Deferred Tax Assets

Change in Accruals	$12,866	$13,313

Bad Debts	1,551	1,621

Long-term Incentive Compensation Plan	4,609	3,622

Credits and Other Carryforwards	9,905	11,466

Lease Liability	9,303	6,598

Inventory	—	307

Pension	984	1,087

Other	1,002	—

Subtotal	40,220	38,014

Valuation Allowance	(3,000)	(2,500)

Total Deferred Tax Assets	$37,220	$35,514

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

We had state net operating loss carryforwards of $1.6 million at both March 31, 2025 and 2024, net of Valuation Allowances. We had state income tax credit carryforward deferred tax assets of $8.3 million at March 31, 2025, and $9.9 million at March 31, 2023, net of Valuation Allowances. The state income tax credits may be carried forward indefinitely.

We file income tax returns in U.S. federal and various state jurisdictions. The Company is currently subject to U.S. federal income tax examinations for the year ended March 31, 2022, and forward.

Uncertain Tax Positions

We are subject to audit examinations at federal, state, and local levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of these challenges is subject to uncertainty.

We review and assess all tax positions subject to uncertainty on a more-likely-than-not standard with respect to the ultimate outcome if challenged. We measure and record tax benefit or expense only when the more-likely-than-not threshold is met. The changes in unrecognized tax benefits for the years ended March 31, 2025, 2024, and 2023 were as follows:

	For the Years Ended March 31,

	2025	2024	2023

	(dollars in thousands)

Balance at Beginning of Year	$1,284	$1,284	$1,284

Increase Related to Current Tax Positions	—	—	—

Decrease Related to Prior Year Tax Positions	(1,284)	—	—

Payments	—	—	—

	$—	$1,284	$1,284

We classify interest and penalties related to uncertain tax positions as current income tax expense. We recorded no interest and penalties for each of the fiscal years ended March 31, 2025, 2024, and 2023.

(J) Commitments and Contingencies

Our operations and properties are subject to extensive and changing federal, state, and local laws; regulations and ordinances governing the protection of the environment; as well as laws relating to worker health and workplace safety. We carefully consider the requirements mandated by such laws and regulations and have procedures in place at all our operating units to monitor compliance. Any matters that are identified as potential exposures under these laws and regulations are carefully reviewed by management to determine our potential liability. Although management is not aware of any material exposures that require an accrual under generally accepted accounting principles, there can be no assurance that prior or future operations will not ultimately result in violations, claims, or other liabilities associated with these regulations.

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At March 31, 2025, we had contingent liabilities under these outstanding letters of credit of approximately $9.9 million.

We are currently contingently liable for performance under $43.9 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our experience, no material claims have been made against these financial instruments.

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

We have certain forward purchase contracts, primarily for natural gas, that expire during calendar years 2025 and 2026. The contracts comprise approximately 20% of our anticipated natural gas usage.

(K) EQUITY AWARDS

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

2025

Measurement Period	2.85

Risk-Free Interest Rate	4.7%

Dividend Yield	0.4%

Volatility	31.4%

Estimated Fair Value of Market-Based PSA at Grant Date	$238.27

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

The Fiscal 2025 Board of Directors Stock Option Award was valued at its grant date using the Black-Scholes option pricing model and is being expensed over a one-year period. The weighted-average assumptions used in the Black-Scholes model to value the Fiscal 2025 Board of Directors Stock Option Award are as follows:

	2025	2024

Dividend Yield	0.5%	0.8%

Expected Volatility	38.8%	38.8%

Risk-Free Interest Rate	4.35%	3.74%

Expected Life	6.0 years	6.0 years

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

STOCK OPTIONS

Stock option expense for all outstanding stock option awards was approximately $1.2 million, $2.0 million and $3.4 million for the years ended March 31, 2025, 2024, and 2023, respectively. At March 31, 2025, there was approximately $1.1 million of unrecognized compensation expense related to outstanding stock options, which is expected to be recognized over a weighted-average period of 1.0 years.

The following table shows stock option activity for the years presented:

	For the Years Ended March 31,

	2025		2024		2023

	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding Options at Beginning of Year	252,364	$91.28	436,949	$89.69	456,849	$83.81

Granted	5,476	$244.92	5,558	$172.62	56,621	$125.90

Exercised	(72,553)	$90.20	(189,143)	$90.40	(73,343)	$80.19

Cancelled	(1,054)	$125.97	(1,000)	$73.37	(3,178)	$109.15

Outstanding Options at End of Year	184,233	$95.75	252,364	$91.28	436,949	$89.69

Options Exercisable at End of Year	162,740		215,913		339,043

Weighted-Average Fair Value of Options Granted During the Year		$104.45		$69.84		$48.36

The following table summarizes information about stock options outstanding at March 31, 2025:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price

$59.32 - $81.28	88,060	4.54	$63.01	88,060	$63.01

$91.21 - $100.88	32,852	3.27	$94.95	32,852	$94.95

$118.27 - $139.25	48,931	7.11	$126.59	35,272	$127.06

$143.09 - $261.76	14,390	8.13	$193.10	6,556	$159.30

	184,233	5.28	$95.75	162,740	$87.22

At March 31, 2025, the aggregate intrinsic values for outstanding and exercisable options were approximately $23.4 million and $14.2 million, respectively. The total intrinsic values of options exercised during the fiscal years ended March 31, 2025, 2024, and 2023 were approximately $14.4 million, $18.8 million and $4.4 million, respectively.

Restricted Stock Units and Restricted Stock

The following table summarizes the activity for restricted stock units and nonvested restricted stock during the years presented:

	For the Years Ended March 31,

	2025		2024		2023

	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value

Restricted Stock Units and Nonvested Restricted Stock at Beginning of Year	204,946	$121.12	222,384	$95.11	262,079	$84.66

Granted	66,741	$240.61	97,257	$169.62	111,230	$126.23

Vested	(77,588)	$152.66	(111,695)	$124.78	(147,678)	$104.33

Cancelled	—	$—	(3,000)	$30.38	(3,247)	$124.82

Restricted Stock Units and Nonvested Restricted Stock at End of Year	194,099	$150.56	204,946	$121.12	222,384	$95.11

Expense related to restricted shares was $17.6 million, $17.9 million, and $13.7 million in fiscal years ended March 31, 2025, 2024, and 2023, respectively. At March 31, 2025, there was $23.7 million of unearned compensation that will be recognized over a weighted-average period of 1.4 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the 2023 Plan was 1,344,678 shares at March 31, 2025.

(L) Net Interest Expense

The following components are included within Interest Expense, net:

	For the Years Ended March 31,

	2025	2024	2023

	(dollars in thousands)

Interest Income	$(1,718)	$(1,043)	$(421)

Interest Expense	40,237	41,403	33,706

Other Expenses	2,007	1,897	1,886

Interest Expense, net	$40,526	$42,257	$35,171

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

(M) Pension and Profit Sharing Plans

We offer our employees multiple retirement and profit-sharing plans.

Pension Plans

We have several defined benefit and defined contribution retirement plans that together cover substantially all our employees. Benefits paid under the defined benefit plans covering certain hourly employees are based on years of service and each employee’s qualifying compensation over the last few years of employment. During fiscal 2020, the last of our pension plans that was still accruing benefits was frozen; therefore, none of our pension plans are accruing additional benefits. Our funding policy is to generally contribute amounts to ensure our pension assets are consistent with our pension liabilities. The annual measurement date is March 31 for the benefit obligations, fair value of plan assets, and the funded status of the defined benefit plans.

The following table provides a reconciliation of the Benefit Obligations and Fair Values of Plan Assets for all defined benefit plans for the years ended March 31, 2025, and 2024, as well as a statement of the funded status for the same periods:

	For the Years Ended March 31,

	2025	2024

	(dollars in thousands)

Reconciliation of Benefit Obligations

Benefit Obligation at April 1,	$28,130	$29,189

Interest Cost on Projected Benefit Obligation	1,434	1,413

Actuarial Gain	(612)	(829)

Benefits Paid	(1,669)	(1,643)

Benefit Obligation at March 31,	$27,283	$28,130

Reconciliation of Fair Value of Plan Assets

Fair Value of Plan Assets at April 1,	$30,124	$31,106

Actual Return on Plan Assets	1,037	641

Employer Contributions	—	20

Benefits Paid	(1,669)	(1,643)

Fair Value of Plan Assets at March 31,	29,492	30,124

Funded Status

Funded Status at March 31,	$2,209	$1,994

Amounts Recognized in the Balance Sheet Include:

Other Assets	$2,209	$1,994

Accumulated Other Comprehensive Losses

Net Actuarial Loss	4,115	4,454

Accumulated Other Comprehensive Losses	$4,115	$4,454

Tax Impact	(990)	(1,081)

Accumulated Other Comprehensive Losses, net of tax	$3,125	$3,373

Net periodic pension cost for the fiscal years ended March 31, 2025, 2024, and 2023, included the following components:

	For the Years Ended March 31,

	2025	2024	2023

	(dollars in thousands)

Interest Cost of Projected Benefit Obligation	1,434	1,413	1,240

Expected Return on Plan Assets	(1,548)	(1,512)	(1,366)

Recognized Net Actuarial Loss	238	250	123

Net Periodic Pension Cost	$124	$151	$(3)

Expected benefit payments over the next five years, and the following five years under the pension plans are expected to be as follows (dollars in thousands):

Fiscal Years	Total

2026	$1,898

2027	$1,977

2028	$2,012

2029	$1,984

2030	$2,017

2031-2035	$9,899

The following tables set forth the assumptions used in the actuarial calculations of the present value of Net Periodic Benefit Costs and Benefit Obligations:

		March 31,

	2025	2024	2023

Net Periodic Benefit Costs

Discount Rate	5.27%	4.99%	3.75%

Expected Return on Plan Assets	5.30%	5.00%	3.85%

Rate of Compensation Increase	n/a	n/a	n/a

	March 31,

	2025	2024

Benefit Obligations

Discount Rate	5.53%	5.27%

Rate of Compensation Increase	n/a	n/a

The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted-average rate of earnings on the portfolio over the long term. To determine this rate, we developed estimates of the key components underlying capital asset returns that include market-based estimates of inflation, real risk-free rates of return, yield curve structure, credit-risk premiums, and equity-risk premiums. Because our pension plans were frozen beginning in fiscal 2021, the rate of compensation increase is not applicable. We used these components as appropriate to develop benchmark estimates for the expected long-term management approach that we employ.

The pension plans’ approximate weighted-average asset allocation at March 31, 2025 and 2024, and the range of target allocation were as follows:

		Percentage of Plan Assets at March 31,

	Range of Target Allocation	2025	2024

Asset Category

Equity Securities	10 – 20%	—	—

Debt Securities	60 – 90%	98%	98%

Other	0 – 20%	2%	2%

Total		100%	100%

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

Based on our current actuarial estimates, we do not anticipate making any contributions to our defined benefit plans for fiscal 2026.

The fair values of our defined benefit plans’ consolidated assets by category as of March 31, 2025 and 2024 were as follows:

	March 31,

	2025	2024

	(dollars in thousands)

Equity Securities	$—	$—

Fixed Income Securities	29,010	29,541

Cash Equivalents	482	583

Total	$29,492	$30,124

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Footnote (A) to the Consolidated Financial Statements.

The fair values by category of inputs as of March 31, 2025, were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Asset Categories	(dollars in thousands)

Equity Securities	$—	$—	$—	$—

Fixed Income Securities	—	29,010	—	29,010

Cash Equivalents	482	—	—	482

	$482	$29,010	$—	$29,492

The fair values by category of inputs as of March 31, 2024, were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Asset Categories	(dollars in thousands)

Equity Securities	$—	$—	$—	$—

Fixed Income Securities	—	29,541	—	29,541

Cash Equivalents	583	—	—	583

	$583	$29,541	$—	$30,124

Equity securities consist of funds that are not actively traded. These funds are maintained by an investment manager and are primarily invested in indexes. The remaining funds, excluding cash, primarily consist of investments in institutional funds.

Profit-Sharing Plans

We also provide profit sharing plans, which cover substantially all salaried and certain hourly employees. The profit-sharing plans are defined contribution plans funded by employer discretionary contributions; employees may also contribute a certain percentage of their base annual salary. Employees are fully vested in their own contributions and become fully vested in any Company contributions over a four-year period. Costs relating to the employer discretionary contributions for our plan totaled $9.8 million, $9.6 million, and $9.1 million in fiscal years 2025, 2024, and 2023, respectively.

We also made matching contributions to the hourly profit-sharing plan for certain of our entities totaling $2.7 million, $1.8 million, and $1.4 million for these employees during fiscal years 2025, 2024, and 2023, respectively.

Historically, approximately 50 of our employees each belong to one of two multi-employer plans. The collective bargaining agreement relating to one of these multi-employer plans, which covers approximately 10 of our employees, expired in February 2024 and is currently being renegotiated. The other collective bargaining agreement relating to the other multi-employer plan, which covered approximately 40 of our employees, was terminated during fiscal 2025. Our expense related to these multi-employer plans was approximately $0.5 million, $1.7 million, and $1.8 million during fiscal years 2025, 2024, and 2023, respectively. We anticipate the total expense in fiscal 2026 related to these plans will be approximately $0.5 million.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Eagle Materials Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and subsidiaries (the Company) as of March 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive earnings, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 20, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Raw Materials and Materials-in-Progress inventory existence
Description of the Matter

As described in Note A, the Company’s raw materials and materials-in-progress inventory balance was $164.7 million at March 31, 2025. Components of this balance include raw materials that are purchased from third parties, as well as clinker, which is internally manufactured and represents an intermediary product before it is ground into cement powder. Due to the nature of raw materials and materials-in-progress inventory, the Company utilizes technology to measure certain volumes of the inventory stockpiles and applies standard density factors to convert the measurements to tons of inventory, which is then compared to the Company’s recorded balance.

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

May 20, 2025

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

Management report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2025. The effectiveness of our internal control over financial reporting as of March 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Eagle Materials Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Eagle Materials Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Eagle Materials Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes and our report dated May 20, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas

May 20, 2025

ITEM 9b. Other Information

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement during the Company's fiscal fourth quarter ended March 31, 2025.

ITEM 9c. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13, and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s August 4, 2025, Annual Meeting of Stockholders (the 2025 EXP Proxy Statement):

Items	Caption in the 2025 EXP Proxy Statement
10	Executive Officers Who Are Not Directors
10	Election of Directors and Related Matters
10	Stock Ownership - Insider Trading and Prohibited Transactions in Company Securities
10	Stock Ownership – Code of Conduct
11	Executive Compensation
11	Compensation Discussion and Analysis
11	Potential Payments Upon Termination or Change in Control
12	Stock Ownership
13	Stock Ownership – Related Party Transactions
13	Election of Directors and Related Matters
14	Relationship with Independent Public Accountants

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

ITEM 11. Executive Compensation

See Item 10.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 10.

EQUITY COMPENSATION PLAN

The following table shows the number of outstanding options and shares available for future issuance of options under the Company's equity compensation plans as of March 31, 2025. Our equity compensation plans have been approved by the Company's stockholders.

Plan Category	Incentive Plan	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining for future issuance under equity compensation plans excluding securities reflected in column

Equity compensation plans approved by stockholders	2013	177,409	$90.42	—

Equity compensation plans approved by stockholders	2023	6,824	$234.26	1,344,678

Equity compensation plans not approved by stockholders		—	—	—

		184,233	$95.75	1,344,678

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
3.
Exhibits
The information on exhibits required by this Item 15 is set forth in the Eagle Materials Inc. Index to Exhibits appearing on pages 123-128 of this Report.

INDEX TO EXHIBITS

EAGLE MATERIALS INC.

AND SUBSIDIARIES

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS

3.1

Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006 (File No. 001-12984) and incorporated herein by reference.

3.2

Certificate of Amendment of Restated Certificate of Incorporation of Eagle Materials Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2024 (File No. 001-12984) and incorporated herein by reference.

3.3

Restated Certificate of Designation, Preferences and Rights of Series A Preferred Stock filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006 (File No. 001-12984) and incorporated herein by reference.

3.4

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

4.3

Amendment No. 2 to Credit Agreement, dated as of February 4, 2025, by and among the Company, the lenders identified therein and JPMorgan Chase Bank, N.A., as the administrative agent, issuing bank and swingline lender thereunder, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 4, 2025 (File No. 001-12984) and incorporated herein by reference.

4.4

Indenture, dated as of May 8, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on May 11, 2009 (File No. 001-12984) and incorporated herein by reference.

4.5

Second Supplemental Indenture, dated as of July 1, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2021 (File No. 001-12984) and incorporated herein by reference.

4.6

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

10.2

Put Option Agreement by and among Eagle Materials Inc., TLCC GP LLC, TLCC LP LLC, Heidelberg Materials US Inc., and HM Southeast Cement LLC, dated May 1, 2024, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the Commission on July 30, 2024 (File No. 001-12984) and incorporated herein by reference.

10.3

The Eagle Materials Inc. Amended and Restated Incentive Plan, filed as Exhibit A to the Company’s Schedule 14A filed with the Commission on June 21, 2013 (File No. 001-12984) and incorporated herein by reference. (1)

10.3(a)

Amendment to Amended and Restated Incentive Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on July 28, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.4

Eagle Materials Inc. 2023 Equity Incentive Plan, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on August 4, 2023 (File No. 001-12984) and incorporated herein by reference.(1)

10.5

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

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.10

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Commission on October 25, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.10(a)

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on July 28, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.10(b)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on July 28, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.11

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on July 30, 2018 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(a)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on July 30, 2018 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(b)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the Commission on October 30, 2018 (File No. 001-12984) and incorporated herein by reference. (1)

10.12

The Eagle Materials Inc. Retirement Plan filed as Exhibit 4.6 to the Company’s Form S-8 POS, filed with the Commission on January 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.13

The Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000, filed with the Commission on June 21, 2000 (File No. 001-12984) and incorporated herein by reference. (1)

10.13(a)

First Amendment to the Eagle Materials Inc. Amended and Restated Supplemental Executive Retirement Plan, dated as of May 11, 2004, filed as Exhibit 10.4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the Commission on June 2, 2006 (File No. 001-12984) and incorporated herein by reference. (1)

10.14

Trademark License and Domain Name Agreement dated January 30, 2004, between the Company and Centex Corporation, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Commission on June 14, 2004 (File No. 001-12984) and incorporated herein by reference.

10.15

Form of Indemnification Agreement between the Company and each of its directors filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed with the Commission on June 14, 2004 (File No. 001-12984) and incorporated herein by reference.

10.16

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2025 filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 22, 2024 (File No. 001-12984) and incorporated herein by reference. (1)

10.16(a)

Eagle Materials Inc. Special Situation Program for Fiscal 2025 filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 22, 2024 (File No. 001-12984) and incorporated herein by reference. (1)

10.17

American Gypsum Company Salaried Incentive Compensation Program for Fiscal Year 2025, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the Commission on July 30, 2024 (File No. 001-12984) and incorporated herein by reference.(1)

10.18

Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2025, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the Commission on July 30, 2024 (File No. 001-12984) and incorporated herein by reference.(1)

10.19

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and Michael R. Haack, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.19(a)

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and D. Craig Kesler, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.19(b)

Change in Control Continuity Agreement, dated as of May 31, 2022, by and between Eagle Materials Inc. and Matt Newby, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the Commission on July 27, 2023 (File No. 001-12984) and incorporated herein by reference. (1)

10.20

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.20(a)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference. (1)

10.21

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Commission on July 31, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.21(a)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Commission on July 31, 2020 (File No. 001-12984) and incorporated herein by reference. (1)

10.22

Amended and Restated Eagle Materials Inc. Employee Severance Plan and Summary Plan Description, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, filed with the Commission on January 28, 2021 (File No. 001-12984) and incorporated herein by reference.(1)

10.23

Form of Performance Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Commission on July 28, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

10.24

Form of Time Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Commission on July 28, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

10.25

Eagle Materials Inc. Director Compensation Summary filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the Commission on October 29, 2024 (File No. 001-12984) and incorporated herein by reference. (1)

10.26

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the Commission on October 28, 2021 (File No. 001-12984) and incorporated herein by reference. (1)

10.27

Form of Performance Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Commission on July 28, 2022 (File No. 001-12984) and incorporated herein by reference. (1)

10.28

Form of Time Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Commission on July 28, 2022 (File No. 001-12984) and incorporated herein by reference. (1)

10.29

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Commission on July 28, 2022 (File No. 001-12984) and incorporated herein by reference. (1)

10.30

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Commission on July 28, 2022 (File No. 001-12984) and incorporated herein by reference. (1)

10.31

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on October 26, 2022 (File No. 001-12984) and incorporated herein by reference. (1)

10.32

Form of Time Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the Commission on July 27, 2023 (File No. 001-12984) and incorporated herein by reference. (1)

10.33

Form of Performance Vesting Restricted Stock Agreement for Senior Executives, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the Commission on July 27, 2023 (File No. 001-12984) and incorporated herein by reference. (1)

10.34

Form of Director Restricted Stock Agreement, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on October 26, 2023 (File No. 001-12984) and incorporated herein by reference. (1)

10.35

Form of Director Stock Option Agreement, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on October 26, 2023 (File No. 001-12984) and incorporated herein by reference. (1)

10.36

Form of Time Vesting Restricted Stock Unit Agreement for Senior Executives, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the Commission on July 30, 2024 (File No. 001-12984) and incorporated herein by reference.(1)

10.37

Form of Performance Vesting Restricted Stock Unit Agreement for Senior Executives, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the Commission on July 30, 2024 (File No. 001-12984) and incorporated herein by reference.(1)

10.38

Form of Restricted Stock Agreement for Non-Employee Directors, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the Commission on October 29, 2024 (File No. 001-12984) and incorporated herein by reference.(1)

10.39

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the Commission on October 29, 2024 (File No. 001-12984) and incorporated herein by reference.(1)

19.1

Insider Trading Policy, filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the Commission on May 22, 2024 (File No. 001-12984) and incorporated herein by reference.

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

97.1

Recoupment Policy, filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the Commission on May 22, 2024 (File No. 001-12984) and incorporated herein by reference.

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

EAGLE MATERIALS INC.
Registrant

May 20, 2025	/s/ Michael R. Haack
Michael R. Haack, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 20, 2025	/s/ Michael R. Haack
Michael R. Haack President and Chief Executive Officer (principal executive officer)

May 20, 2025	/s/ D. Craig Kesler
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

May 20, 2025	/s/ William R. Devlin
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)

May 20, 2025	/s/ Richard Beckwitt
Richard Beckwitt, Director

May 20, 2025	/s/ Margot L. Carter
Margot L. Carter, Director

May 20, 2025	/s/ George J. Damiris
George J. Damiris, Director

May 20, 2025	/s/ Martin M. Ellen
Martin M. Ellen, Director

May 20, 2025	/s/ Mauro Gregorio
Mauro Gregorio, Director

May 20, 2025	/s/ Michael R. Nicolais
Michael R. Nicolais, Director

May 20, 2025	/s/ David B. Powers
David B. Powers, Director

May 20, 2025	/s/ Mary P. Ricciardello
Mary P. Ricciardello, Director

May 20, 2025	/s/ David Rush
David Rush, Director

May 20, 2025	/s/ Richard R. Stewart
Richard R. Stewart, Director