Form 10-Q
period 2025-06-30
EAGLE MATERIALS INC
filed 2025-07-30
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of July 25, 2025, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	32,449,297

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

PART I. Financial Information (Unaudited)

Item 1. Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended June 30,

	2025	2024

	(dollars in thousands, except share and per share data)

Revenue	$634,690	$608,689

Cost of Goods Sold	449,091	421,821

Gross Profit	185,599	186,868

Equity in Earnings of Unconsolidated Joint Venture	3,804	7,716

Corporate General and Administrative Expense	(20,783)	(15,649)

Other Non-Operating Income	954	2,683

Interest Expense, net	(11,716)	(10,684)

Earnings Before Income Taxes	157,858	170,934

Income Taxes	(34,496)	(37,092)

Net Earnings	$123,362	$133,842

EARNINGS PER SHARE

Basic	$3.78	$3.97

Diluted	3.76	3.94

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	32,624,075	33,734,280

Diluted	32,808,568	33,993,023

CASH DIVIDENDS PER SHARE	$0.25	$0.25

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended June 30,

	2025	2024

	(dollars in thousands)

Net Earnings	$123,362	$133,842

Net Actuarial Change in Defined Benefit Plans:

Amortization of Net Actuarial Loss	53	60

Tax Expense	(12)	(15)

Comprehensive Earnings	$123,403	$133,887

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	March 31,

	2025	2025

	(dollars in thousands)

ASSETS

Current Assets

Cash and Cash Equivalents	$59,739	$20,401

Accounts Receivable, net	263,398	212,332

Inventories	393,401	415,175

Income Tax Receivable	1,384	10,020

Prepaid and Other Assets	14,443	10,729

Total Current Assets	732,365	668,657

Property, Plant, and Equipment, net	1,840,845	1,792,982

Investment in Joint Venture	143,893	140,089

Operating Lease Right-of-Use Assets	31,866	29,313

Goodwill and Intangible Assets, net	593,163	595,752

Other Assets	55,182	37,795

Total Assets	$3,397,314	$3,264,588

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$136,225	$129,895

Accrued Liabilities	87,677	96,077

Operating Lease Liabilities	4,688	4,032

Income Taxes Payable	24,768	—

Current Portion of Long-term Debt	15,000	15,000

Total Current Liabilities	268,358	245,004

Long-Term Debt	1,294,883	1,223,316

Noncurrent Operating Lease Liabilities	35,123	33,597

Other Long-Term Liabilities	64,498	66,029

Deferred Income Taxes	242,678	239,942

Total Liabilities	1,905,540	1,807,888

Stockholders’ Equity

Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—

Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 32,582,297 and 32,973,121 Shares, respectively	326	330

Capital in Excess of Par Value	—	—

Accumulated Other Comprehensive Losses	(3,084)	(3,125)

Retained Earnings	1,494,532	1,459,495

Total Stockholders’ Equity	1,491,774	1,456,700

	$3,397,314	$3,264,588

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended June 30,

	2025	2024

	(dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Earnings	$123,362	$133,842

Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity:

Depreciation, Depletion, and Amortization	40,644	38,350

Deferred Income Tax Provision	2,736	(2,212)

Stock Compensation Expense	4,822	4,539

Equity in Earnings of Unconsolidated Joint Venture	(3,804)	(7,716)

Changes in Operating Assets and Liabilities:

Accounts Receivable	(51,066)	(75,443)

Inventories	21,774	2,304

Accounts Payable and Accrued Liabilities	(5,534)	15,503

Other Assets	(27,361)	(16,724)

Income Taxes Receivable	31,061	40,193

Net Cash Provided by Operating Activities	136,634	132,636

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to Property, Plant, and Equipment	(76,097)	(33,128)

Net Cash Used in Investing Activities	(76,097)	(33,128)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings Under Revolving Credit Facility	100,000	10,000

Repayment of Borrowings Under Revolving Credit Facility	(25,000)	—

Repayment of Term Loan	(3,750)	(2,500)

Dividends Paid to Stockholders	(8,254)	(8,538)

Purchase and Retirement of Common Stock	(78,616)	(85,490)

Proceeds from Stock Option Exercises	—	56

Shares Redeemed to Settle Employee Taxes on Stock Compensation	(5,579)	(1,421)

Net Cash Used in Financing Activities	(21,199)	(87,893)

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,338	11,615

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,401	34,925

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,739	$46,540

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total

	(dollars in thousands)

Balance at March 31, 2024	$341	$—	$1,311,567	$(3,373)	$1,308,535

Net Earnings	—	—	133,842	—	133,842

Stock Option Exercises and Restricted Share Vesting	—	56	—	—	56

Stock Compensation Expense	—	4,539	—	—	4,539

Shares Redeemed to Settle Employee Taxes	—	(1,421)	—	—	(1,421)

Purchase and Retirement of Common Stock	(3)	(3,174)	(83,168)	—	(86,345)

Dividends to Stockholders	—	—	(8,453)	—	(8,453)

Unfunded Pension Liability, net of tax	—	—	—	45	45

Balance at June 30, 2024	$338	$—	$1,353,788	$(3,328)	$1,350,798

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total

	(dollars in thousands)

Balance at March 31, 2025	$330	$—	$1,459,495	$(3,125)	$1,456,700

Net Earnings	—	—	123,362	—	123,362

Stock Compensation Expense	—	4,822	—	—	4,822

Shares Redeemed to Settle Employee Taxes	(1)	(4,822)	(756)	—	(5,579)

Purchase and Retirement of Common Stock	(3)	—	(79,400)	—	(79,403)

Dividends to Stockholders	—	—	(8,169)	—	(8,169)

Unfunded Pension Liability, net of tax	—	—	—	41	41

Balance at June 30, 2025	$326	$—	$1,494,532	$(3,084)	$1,491,774

See Notes to Unaudited Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying Unaudited Consolidated Financial Statements as of and for the three-month period ended June 30, 2025, include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission on May 20, 2025.

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

Recent Accounting Pronouncements

PENDING ADOPTION

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires public entities to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts organized by specified categories with certain reconciling items broken out by nature and jurisdiction to the extent those items exceed a specified threshold. Additionally, all entities are required to disclose income taxes paid, net of refunds received, disaggregated by federal, state, local, and individual jurisdiction if the amount is at least 5% of the total income tax payments, net of refunds received. ASU 2023-09 is effective prospectively for annual periods beginning after December 15, 2024. Early adoption and retrospective application are permitted. ASU 2023-09 will not have any impact on the Company's results of operations, cash flows, and financial condition.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income and Expenses (ASU 2024-03). ASU 2024-03 requires public business entities to disclose additional information about certain key expense categories within major income statement captions in the Notes to the Consolidated Financial Statements. The new standard is effective for fiscal years beginning after December 15, 2026, and is to be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Three Months Ended June 30,

	2025	2024

	(dollars in thousands)

Cash Payments:

Interest	$7,948	$3,678

Income Taxes	734	780

Operating Cash Flows Used for Operating Leases	1,498	2,287

Noncash Financing Activities:

Right-of-Use Assets Obtained for Capitalized Operating Leases	$3,325	$855

Excise Tax on Share Repurchases	787	719

(C) ACQUISITION

On January 7, 2025, we purchased Bullskin Stone & Lime, LLC, an aggregates business located in Western Pennsylvania (the Acquisition) for approximately $150.0 million, which will be accounted for under the acquisition method. The purchase price was funded through borrowings under our Revolving Credit Facility. Operations related to the Acquisition are included in the Concrete and Aggregates segment in our segment reporting.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed (based on Level 3 inputs of the fair value hierarchy) as of June 30, 2025. Adjustments to the preliminary purchase price allocation could be significant, particularly with respect to Intangible Assets and Property, Plant, and Equipment.

Fair Value (dollars in thousands)

Accounts Receivable	$1,443

Inventories	3,354

Prepaid and Other Current Assets	229

Property, Plant, and Equipment	35,097

Intangible Assets	39,400

Accounts Payable and Accrued Liabilities	(327)

Other Long-term Liabilities	(792)

Total Net Assets Acquired	78,404

Goodwill	71,543

Total Purchase Price	$149,947

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

The following table is a summary of the fair value estimates of the identifiable intangible assets and their weighted-average useful lives:

	Weighted-Average Life (in years)	Estimated Fair Value (dollars in thousands)

Customer Relationships	15	$38,900

Trade Name and Technology	5	500

Total Intangible Assets		$39,400

The following table presents the Revenue and Operating Earnings related to the Acquisition that have been included in our Consolidated Statement of Earnings for the three months ended June 30, 2025.

For the Three Months Ended June 30, 2025
(dollars in thousands)

Revenue	$7,202

Operating Earnings	$1,634

Included in Operating Earnings shown above is approximately $1.7 million related to depreciation and amortization.

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

See Note (N) to the Unaudited Consolidated Financial Statements for disaggregation of revenue by segment.

(E) ACCOUNTS RECEIVABLE

Accounts Receivable are shown net of the allowance for doubtful accounts totaling $6.6 million and $6.7 million at June 30, 2025, and March 31, 2025, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based on analysis of economic trends in the construction industry, detailed analysis of the expected collectability of past due accounts receivable, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

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

	June 30,	March 31,

	2025	2025

	(dollars in thousands)

Raw Materials and Materials-in-Progress	$151,324	$164,683

Finished Cement	63,249	67,711

Aggregates	16,371	17,681

Gypsum Wallboard	6,087	5,708

Recycled Paperboard	7,124	7,814

Repair Parts and Supplies	125,182	126,983

Fuel and Coal	24,064	24,595

	$393,401	$415,175

(G) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	June 30,	March 31,
	2025	2025
	(dollars in thousands)

Payroll and Incentive Compensation	$20,083	$31,918

Benefits	16,724	16,950

Interest	12,541	7,689

Dividends	8,378	8,463

Property Taxes	8,399	5,836

Power and Fuel	3,171	4,045

Freight	4,663	3,664

Excise Tax	4,608	3,822

Legal and Professional	3,880	3,953

Sales and Use Tax	1,619	1,500

Other	3,611	8,237

	$87,677	$96,077

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

Lease expense for our operating and short-term leases is as follows:

	For the Three Months Ended June 30,

	2025	2024

	(dollars in thousands)

Operating Lease Cost	$2,199	$2,047

Short-Term Lease Cost	623	341

Total Lease Cost	$2,822	$2,388

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	June 30,	March 31,
	2025	2025
	(dollars in thousands)

Operating Leases:

Operating Lease Right-of-Use Assets	$31,866	$29,313

Current Operating Lease Liabilities	$4,688	$4,032

Noncurrent Operating Lease Liabilities	35,123	33,597

Total Operating Lease Liabilities	$39,811	$37,629

Future payments for operating leases are as follows:

Amount

Fiscal Year	(dollars in thousands)

2026 (remaining nine months)	$4,360

2027	5,227

2028	4,467

2029	4,044

2030	4,130

Thereafter	30,037

Total Lease Payments	$52,265

Less: Imputed Interest	(12,454)

Present Value of Lease Liabilities	$39,811

Weighted-Average Remaining Lease Term (in years)	11.8

Weighted-Average Discount Rate	4.42%

(I) EQUITY AWARDS

On August 3, 2023, our stockholders approved the Eagle Materials Inc. 2023 Equity Incentive Plan (the 2023 Plan), which reserves 1,425,000 shares for future grants of stock awards. Under the terms of the 2023 Plan, we can issue equity awards, including stock options, restricted stock units, restricted stock, and stock appreciation rights to employees of the Company, members of the Board of Directors, and consultants, independent contractors, and agents of the Company. The Compensation Committee of our Board of Directors (Compensation Committee) specifies grant terms for awards under the Plan.

Fiscal 2026 Equity Awards

In May 2025, the Compensation Committee awarded to certain officers and key employees an aggregate of 29,273 performance stock units and 14,712 performance stock options, which represents achievement of the target level of performance (collectively, the Performance Stock Awards or PSAs). For the Performance Stock Awards to be earned, the Company must achieve performance vesting criteria as modified based on the Company’s average absolute total stockholder return during the performance period. The performance vesting criteria are based upon certain levels of average annual return on equity (as defined in the Performance Stock Award Agreements) ranging from 10.0% to 20.0% measured at the end of fiscal 2028 (three-year performance period) as modified by total stockholder return. Performance outcomes (taking into account both criteria) will result in a threshold vesting percentage of 50% of target and maximum performance will result in a vesting percentage of 200% of target. If the threshold vesting percentage is not achieved none of the Performance Stock Awards will be earned.

Our Performance Stock Awards are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance targets being achieved or exceeded. The maximum expense for our outstanding Performance Stock Awards is approximately $17.4 million. Any forfeitures are recognized as a reduction to expense in the period in which they occur.

The fair value of the above Performance Stock Awards was determined using a Monte Carlo simulation. The following are key inputs in the Monte Carlo analysis for the Fiscal 2026 Employee Performance Stock Awards.

Fiscal 2026

Measurement Period (in years)	2.86

Risk-Free Interest Rate	4.0%

Dividend Yield	0.5%

Volatility	31.3%

Estimated Fair Value of Market-Based PSAs at Grant Date	$213.66

In addition to the Performance Stock Awards discussed above, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 14,712 time-vesting stock options which vest ratably over three years (the Fiscal 2026 Employee Time-Vesting Stock Option Grant) and 29,273 shares of time-vesting restricted stock units, which vest ratably over three years (the Fiscal 2026 Employee Restricted Stock Unit Time-Vesting Award). The Fiscal 2026 Employee Restricted Stock Unit Time-Vesting Award was valued at the closing price of the stock on the grant date and is being expensed over a three-year period. The Fiscal 2026 Employee Time-Vesting Stock Option Grant was valued at the grant date using the Black-Scholes option pricing model, which used similar input as the Monte Carlo analysis shown above.

In addition to the stock awards described above, we may issue additional equity awards, including stock options, restricted stock, and restricted stock units, to certain employees from time to time. Any options issued are valued using the Black-Scholes options pricing model on the grant date and expensed over the vesting period, while restricted stock and restricted stock units are valued using the closing price on the date of grant and expensed over the vesting period.

STOCK OPTIONS

Stock option expense for all outstanding stock option awards totaled approximately $0.4 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively. At June 30, 2025, there was approximately $3.7 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

The following table represents stock option activity for the three months ended June 30, 2025:

	Number of Shares	Weighted- Average Exercise Price

Outstanding Options at March 31, 2025	184,233	$95.75

Granted	29,424	$213.66

Exercised	—	$—

Cancelled	—	$—

Outstanding Options at June 30, 2025	213,657	$111.99

Options Exercisable at June 30, 2025	164,778

Weighted-Average Fair Value of Options Granted During the Year		$90.94

The following table summarizes information about stock options outstanding at June 30, 2025:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price

$59.32 - $81.28	88,060	4.29	$63.01	88,060	$63.01

$91.21 - $100.88	32,852	3.02	$94.95	32,852	$94.95

$118.27 - $139.25	48,931	6.87	$126.59	36,079	$126.93

$143.09 - $261.76	43,814	2.59	$206.91	7,787	$166.51

	213,657	4.33	$111.99	164,778	$88.26

At June 30, 2025, the aggregate intrinsic value of the outstanding and exercisable options was approximately $19.8 million and $18.7 million, respectively. There were no options exercised during the three months ended June 30, 2025.

RESTRICTED STOCK UNITS AND RESTRICTED STOCK

The following table summarizes the activity for restricted stock units and nonvested restricted stock during the three months ended June 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value

Restricted Stock Units and Nonvested Restricted Stock at March 31, 2025	194,099	$150.56

Granted	58,546	$213.66

Vested	(62,204)	$91.22

Cancelled	—	$—

Restricted Stock Units and Nonvested Restricted Stock at June 30, 2025	190,441	$126.88

Expense related to restricted stock units and restricted stock was approximately $4.5 million and $4.3 million for the three months ended June 30, 2025, and 2024, respectively. At June 30, 2025, there was approximately $30.2 million of unearned compensation from restricted stock units and nonvested restricted shares, which will be recognized over a weighted-average period of 1.8 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 1,255,563 at June 30, 2025.

(J) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended June 30,

	2025	2024

Weighted-Average Shares of Common Stock Outstanding	32,624,075	33,734,280

Effect of Dilutive Shares:

Assumed Exercise of Outstanding Dilutive Options	178,757	250,430

Less Shares Repurchased from Proceeds of Assumed Exercised Options	(78,526)	(98,558)

Restricted Stock and Restricted Stock Units	84,262	106,871

Weighted-Average Common Stock and Dilutive Securities Outstanding	32,808,568	33,993,023

Shares Excluded Due to Anti-Dilution Effects, Including Contingent Awards	64,216	56,641

(K) PENSION AND EMPLOYEE BENEFIT PLANS

We sponsor several single-employer defined benefit plans and defined contribution plans, which together cover substantially all our employees. Benefits paid under the single-employer defined benefit plans covering certain hourly employees were historically based on years of service and the employee’s qualifying compensation over the last few years of employment. These plans have been frozen to new participants and new benefits over the last several years, with the last plan frozen during fiscal 2020. Our defined benefit plans are all fully funded, with plan assets exceeding the benefit obligation at March 31, 2025. Due to the frozen status and current funding of the single-employer pension plans, our expected pension expense for fiscal 2026 is less than $0.1 million.

(L) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2025, was approximately 22%, which is consistent with the tax rate for the three months ended June 30, 2024. The effective tax rate was higher than the U.S. statutory rate of 21% mainly due to state income taxes, partially offset by a benefit recognized related to percentage depletion.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of the OBBBA on its consolidated financial statements.

(M) LONG-TERM DEBT

Long-term Debt at June 30, 2025 was as follows:

	June 30, 2025	March 31, 2025

	(dollars in thousands)

Revolving Credit Facility	$275,000	$200,000

2.500% Senior Unsecured Notes Due 2031	750,000	750,000

Term Loan	292,500	296,250

Total Debt	1,317,500	1,246,250

Less: Current Portion of Long-term Debt	(15,000)	(15,000)

Less: Unamortized Discount and Debt Issuance Costs	(7,617)	(7,934)

Long-term Debt	$1,294,883	$1,223,316

Revolving Credit Facility

We have an unsecured $750.0 million revolving credit facility (the Revolving Credit Facility), which includes a separate $300.0 million term loan facility (the Term Loan). The Revolving Credit Facility also provides the Company the option to increase the borrowing capacity by up to $375.0 million (for a total borrowing capacity of $1,125.0 million), provided the existing lenders, or new lenders, agree to such increase. The Revolving Credit Facility includes a $40.0 million letter of credit facility and a swingline loan sub-facility of $25.0 million, and expires on February 4, 2030.

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

There was $275.0 million of outstanding borrowings under the Revolving Credit Facility, plus $9.9 million outstanding letters of credit as of June 30, 2025, leaving us with $465.1 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We were in compliance with all Financial Covenants on June 30, 2025; therefore, the entire $465.1 million is available for future borrowings.

Term Loan

On February 4, 2025, we increased our Term Loan borrowings under the Revolving Credit Facility to $300.0 million, and used these proceeds to, among other things, pay down a portion of the Revolving Credit Facility. The Term Loan requires quarterly principal payments of approximately $3.8 million, with any unpaid amounts due upon maturity on February 4, 2030. At the Company’s option, principal amounts outstanding under the Term Loan bear interest as set forth in the Revolving Credit Facility (but not, for the avoidance of doubt, at a daily simple SOFR rate unless and until such time as the then-existing Benchmark (as defined in the Revolving Credit Facility) is replaced in accordance with the Revolving Credit Facility).

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

(N) SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities that earn revenue, incur expenses, and prepare separate financial information that is evaluated regularly by our chief operating decision maker (CODM), who is our President and Chief Executive Officer, to assist in allocating resources and assessing performance. This assessment is primarily based on segment earnings from operations, as management believes this is the best metric for segment operating performance. The CODM uses operating income as part of his review of the monthly operating results on a segment basis. The actual monthly results are reviewed against budgeted amounts as well as the current year reforecast and prior year actual amounts. Interest and taxes are managed on a centralized basis and are not included in segment operating information.

Our business is organized into two sectors, within which there are four reportable business segments. The Heavy Materials sector includes the Cement and Concrete and Aggregates segments. The Light Materials sector includes the Gypsum Wallboard and Recycled Paperboard segments. The Company's operating segments are the same as the Company's reporting segments.

Our primary products, portland cement and gypsum wallboard, are essential for building, expanding, and repairing roads, highways, and residential, commercial and industrial structures across America. We manufacture and sell our products through a network of more than 70 facilities spanning 21 states. Demand for our products is generally cyclical and seasonal, depending on economic and geographic conditions. Our operations are conducted in the United States and include the mining of limestone for the manufacture, production, distribution, and sale of portland cement (a basic construction material that is the essential binding ingredient in concrete); the grinding and sale of slag; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; and the mining and sale of aggregates (crushed stone, sand, and gravel).

We operate eight modern cement plants, two slag grinding facilities, and over 30 cement distribution terminals. One cement plant and one slag plant are operated though our joint venture located in Buda, Texas (the Joint Venture). Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, Tennessee, and Texas. We operate over 25 readymix concrete batch plants and seven aggregates processing plants, with annual production capacity of 9 million tons, in markets that are complementary to our cement network.

We operate five gypsum wallboard plants and a recycled paperboard mill. We distribute gypsum wallboard and recycled paperboard throughout the continental United States, with the exception of the Northeast.

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

Three Months Ended June 30, 2025 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$310,326	$73,716	$221,516	$29,132	$634,690

Intersegment Revenue	10,013	3,852	—	21,972	35,837

Revenue from Joint Venture	27,283	—	—	—	27,283

	347,622	77,568	221,516	51,104	697,810

Reconciliation of Revenue

Intersegment Revenue					(35,837)

Revenue from Joint Venture					(27,283)

Total Consolidated Revenue					$634,690

Less:

Freight and Delivery	$28,078	$6,889	$39,372	$—	$74,339

Parts, Supplies, and Services (Includes Maintenance)	74,706	11,633	5,354	3,110	94,803

Energy	32,780	2,200	8,597	4,078	47,655

Raw Materials	21,160	29,057	46,667	21,894	118,778

Labor and Fixed Costs	44,509	10,023	16,117	5,865	76,514

Depreciation, Depletion, and Amortization (1)	22,838	6,791	6,519	3,672	39,820

Purchased Cement	17,274	—	—	—	17,274

Other Segment Items	25,193	4,800	6,249	2,982	39,224

Segment Profit	$81,084	$6,175	$92,641	$9,503	$189,403

Reconciliation of Segment Profit and Loss

Corporate General and Administrative Expense					(20,783)

Other Non-Operating Income					954

Interest Expense					(11,716)

Earnings Before Income Taxes					$157,858

Three Months Ended June 30, 2024 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$299,572	$61,038	$217,826	$30,253	$608,689

Intersegment Revenue	10,280	3,777	—	23,987	38,044

Revenue from Joint Venture	29,310	—	—	—	29,310

	339,162	64,815	217,826	54,240	676,043

Reconciliation of Revenue

Intersegment Revenue					(38,044)

Revenue from Joint Venture					(29,310)

Total Consolidated Revenue					$608,689

Less:

Freight and Delivery	$27,148	$6,032	$36,485	$44	$69,709

Parts, Supplies, and Services (Includes Maintenance)	74,906	8,095	3,930	4,511	91,442

Energy	33,897	1,927	7,597	3,265	46,686

Raw Materials	20,998	29,901	47,071	22,622	120,592

Labor and Fixed Costs	41,621	8,000	15,462	5,461	70,544

Depreciation, Depletion, and Amortization (1)	22,917	4,530	6,473	3,690	37,610

Purchased Cement	20,819	—	—	—	20,819

Other Segment Items	7,731	3,350	6,832	6,144	24,057

Segment Profit	$89,125	$2,980	$93,976	$8,503	$194,584

Reconciliation of Segment Profit and Loss

Corporate General and Administrative Expense					(15,649)

Other Non-Operating Income					2,683

Interest Expense					(10,684)

Earnings Before Income Taxes					$170,934

(1) Depreciation, Depletion, and Amortization for corporate assets was $824 and $740 for the three months ended June 30, 2025, and 2024, respectively.

	For the Three Months Ended June 30,

	2025	2024

	(dollars in thousands)

Capital Expenditures

Cement	$45,995	$18,794

Concrete and Aggregates	5,603	6,589

Gypsum Wallboard	21,995	3,280

Recycled Paperboard	1,315	3,561

Corporate and Other	1,189	904

	$76,097	$33,128

	June 30, 2025	March 31, 2025

	(dollars in thousands)

Segment Assets

Cement	$2,240,842	$2,172,459

Concrete and Aggregates	411,398	408,792

Gypsum Wallboard	446,772	429,268

Recycled Paperboard	161,091	166,673

Corporate and Other	137,211	87,396

	$3,397,314	$3,264,588

	For the Three Months Ended June 30,

	2025	2024

	(dollars in thousands)

Cement Operating Earnings

Wholly Owned	$77,280	$81,409

Joint Venture	3,804	7,716

	$81,084	$89,125

Cement Sales Volume (M tons)

Wholly Owned	1,835	1,767

Joint Venture	158	180

	1,993	1,947

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

The segment breakdown of Goodwill is as follows:

	June 30, 2025	March 31, 2025

	(dollars in thousands)

Cement	$227,639	$227,639

Concrete and Aggregates	118,077	118,099

Gypsum Wallboard	116,618	116,618

Recycled Paperboard	7,538	7,538

	$469,872	$469,894

Summarized financial information for the Joint Venture that is not consolidated is set out below. This summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts.

	For the Three Months Ended June 30,

	2025	2024

	(dollars in thousands)

Revenue	$54,567	$58,620

Gross Margin	$10,942	$16,424

Earnings Before Income Taxes	$7,608	$15,548

	June 30, 2025	March 31, 2025

	(dollars in thousands)

Current Assets	$134,470	$128,384

Noncurrent Assets	$213,567	$207,910

Current Liabilities	$23,090	$25,618

Noncurrent Liabilities	$36,814	$30,152

(O) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended June 30,

	2025	2024

	(dollars in thousands)

Interest Income	$(151)	$(182)

Interest Expense	11,393	10,391

Other Expenses	474	475

Interest Expense, net	$11,716	$10,684

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs.

(P) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At June 30, 2025, we had contingent liabilities under these outstanding letters of credit of approximately $9.9 million.

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

We are currently contingently liable for performance under $47.9 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

(Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our 2.500% Senior Unsecured Notes at June 30, 2025, is as follows:

Fair Value

(dollars in thousands)

2.500% Senior Unsecured Notes Due 2031	$664,000

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (estimated based on Level 1 input of the fair value hierarchy). The carrying values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at June 30, 2025, because these assets and liabilities have short-term maturities. The fair value of our Revolving Credit Facility and Term Loan also approximates the carrying value at June 30, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

We are a leading U.S. manufacturer of heavy construction products and light building materials. Our primary products, portland cement and gypsum wallboard, are essential for building, expanding, and repairing roads, highways, and residential, commercial, and industrial structures across America. Headquartered in Dallas, Texas, Eagle manufactures and sells its products through a network of more than 70 facilities spanning 21 states. Demand for our products is generally cyclical and seasonal, depending on economic and geographic conditions. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition, and results of operations.

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the three months ended June 30, 2025, and 2024, are presented on a consolidated basis and by business segment.

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

On August 9, 2024, we finalized the acquisition of an aggregates business in Northern Kentucky. The purchase price of the acquisition was approximately $24.9 million. This business is included in our Heavy Materials sector, and its results of operations are reported in the Concrete and Aggregates business segment from the date of purchase.

On January 7, 2025, we acquired Bullskin Stone & Lime LLC. The purchase price of this acquisition was approximately $150.0 million. This acquisition is included in our Heavy Materials sector, and its results of operations are reported in the Concrete and Aggregates business segment from the date of purchase. See Note (C) in the Notes to Unaudited Consolidated Financial Statements for more information regarding this acquisition.

The above acquisitions are collectively referred to as the Aggregates Acquisitions in the following discussion of our Results of Operations.

MARKET CONDITIONS AND OUTLOOK

Our fiscal 2026 first quarter results were solid, and our markets remained resilient.

Demand Outlook

The macroeconomic environment continues to be supportive for our products. We expect demand for cement to remain steady given bipartisan federal, state and local support for public infrastructure projects and continued spending across construction end markets. To date, the majority of funds from the trillion-dollar Infrastructure

Investment and Jobs Act (IIJA) has yet to be spent, while state DOT budgets have been stable. We anticipate a pick-up in demand as the remaining IIJA funds get spent on public construction and repair projects.

In residential construction, activity remained steady during the first quarter. While continuing higher interest rates have been a headwind for housing demand and affordability, several factors, including the chronic housing shortage and the aging housing stock of existing homes in the US have supported new housing and repair and remodeling construction activity. We believe continued healthy consumer balance sheets should act as a buffer for residential construction in the near term; however, a full housing recovery is not expected until mortgage rates decline, and/or affordability headwinds recede. The path ahead for the U.S. Federal Reserve monetary policy and its effect on mortgage rates is unclear, and thus the timing of a full recovery in new-home construction remains uncertain. Nonetheless, we believe our geographic footprint across the U.S. heartland and fast-growing Sun Belt region positions us to capitalize on these market dynamics in the near and longer term.

Cost Outlook

We believe we are well-positioned to manage our cost structure and meet our customers’ needs. Our substantial raw material reserves for our Cement, Aggregates, and Gypsum Wallboard businesses, and their proximity to our respective manufacturing facilities, support our low-cost producer position across all our business segments.

Energy costs increased slightly in the first quarter, but are expected to remain relatively stable over the near future. Freight costs for our Gypsum Wallboard segment increased during the first quarter of fiscal 2026 and are expected to remain at this level for the rest of the calendar year. Freight costs for our Cement segment, which relies mostly on rail delivery, increased slightly in the first quarter, and are also expected to remain stable over the remainder of the calendar year. Additionally, labor constraints can adversely affect our Concrete and Aggregates businesses. If labor constraints were to worsen, it could cause delays and inefficiencies in these businesses.

Paper is a significant cost component in our Gypsum Wallboard business. The primary raw material used to produce paperboard is old corrugated containers (OCC). Recycled fiber prices are subject to change on short notice due to several factors, including supply of OCC and demand for OCC from both domestic and international companies. Our current customer contracts for gypsum liner include price adjustments that partially compensate for changes in the cost of raw materials, such as recycled fiber, natural gas, and electricity. However, because these price adjustments are not realized until future quarters, material costs in our Gypsum Wallboard segment are likely to fluctuate until the effects of these price adjustments are realized.

Maintenance costs are a significant part of our total operating expenses, and we expect a low single digit increase in inflation for maintenance in fiscal 2026, as equipment and contractor costs remain high.

RESULTS OF OPERATIONS

THREE MONTHS ENDED June 30, 2025, Compared WITH THREE MONTHS ENDED June 30, 2024

	For the Three Months Ended June 30,

	2025	2024	Percentage Change

	(in thousands, except per share)

Revenue	$634,690	$608,689	4%

Cost of Goods Sold	(449,091)	(421,821)	6%

Gross Profit	185,599	186,868	(1)%

Equity in Earnings of Unconsolidated Joint Venture	3,804	7,716	(51)%

Corporate General and Administrative	(20,783)	(15,649)	33%

Other Non-Operating Income	954	2,683	(64)%

Interest Expense, net	(11,716)	(10,684)	10%

Earnings Before Income Taxes	157,858	170,934	(8)%

Income Tax Expense	(34,496)	(37,092)	(7)%

Net Earnings	$123,362	$133,842	(8)%

Diluted Earnings per Share	$3.76	$3.94	(5)%

REVENUE

Revenue increased by $26.0 million, or 4%, to $634.7 million for the three months ended June 30, 2025. Excluding the $11.4 million related to the Aggregates Acquisitions, Revenue increased $14.6 million, or 2%. Higher Sales Volumes positively affected Revenue by $19.1 million, and were partially offset by lower gross sales prices, which adversely affected Revenue by approximately $4.5 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $27.3 million, or 6%, to $449.1 million for the three months ended June 30, 2025. Excluding the $9.6 million related to the Aggregates Acquisitions, Cost of Goods Sold increased $17.7 million, or 4%.The increase was due to higher Sales Volume and operating costs of $11.0 million and $6.7 million, respectively. Higher operating costs were primarily related to our Cement business and are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit decreased 1% to $185.6 million during the three months ended June 30, 2025. Excluding the $1.8 million of Gross Profit related to the Aggregates Acquisitions, Gross Profit decreased $3.1 million, or 2% .The decrease was primarily related to lower gross sales prices and higher operating costs of $4.5 million and $6.7 million, respectively, partially offset by higher Sales Volume of $8.1 million. The gross margin declined to 29%, with higher gross sales prices being partially offset by a rise in operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased by $3.9 million, or 51%, for the three months ended June 30, 2025. The decrease was due to lower Sales Volume and average gross sales prices of $0.5 million and $0.2 million, respectively, and increased operating costs of $3.2 million. Increased operating costs were primarily related to higher energy, freight, and fixed costs, which reduced operating earnings by $0.6 million, $0.9 million, and $2.0 million respectively.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses increased by approximately $5.2 million, or 33%, for the three months ended June 30, 2025. The increase was due primarily to higher salary and incentive compensation, professional fees, and information technology costs of $2.2 million, $1.1 million, and $1.2 million, respectively.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $1.0 million, or 10%, during the three months ended June 30, 2025. This increase was mainly due to higher interest on our Revolving Credit Facility (as discussed below), which was related to higher average outstanding borrowings in the first quarter of fiscal 2026 compared with the prior-year period.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes decreased to $157.9 million during the three months ended June 30, 2025, primarily as a result of lower Gross Profit and Equity in Earnings of Unconsolidated Joint Venture, and higher Interest Expense, net and Corporate General and Administrative expense.

INCOME TAX EXPENSE

Income Tax Expense was $34.5 million for the three months ended June 30, 2025, compared with $37.1 million for the three months ended June 30, 2024. The effective tax rate remained consistent at 22% with the prior-year period.

NET EARNINGS

Net Earnings decreased 8% to $123.4 million for the three months ended June 30, 2025.

Three MONTHS ENDED June 30, 2025 COMPARED WITH three MONTHS ENDED June 30, 2024, BY SEGMENT

The following presents results within our two business sectors for the three months ended June 30, 2025, and 2024. Revenue and operating results are organized by sector and discussed by individual business segments.

Heavy Materials

CEMENT (1)

	For the Three Months Ended June 30,

	2025	2024	Percentage Change

	(in thousands, except per ton information)

Revenue, including Intersegment and Joint Venture	$347,622	$339,162	2%

Less Intersegment Revenue	$(10,013)	$(10,280)	(3)%

Less Joint Venture Revenue	$(27,283)	$(29,310)	(7)%

Revenue	$310,326	$299,572	4%

Sales Volume (M Tons)	1,993	1,947	2%

Freight and Delivery Costs billed to Customers	$(20,132)	$(20,372)	(1)%

Average Net Sales Price, per ton (2)	$156.72	$156.10	—

Operating Margin, per ton	$40.68	$45.78	(11)%

Operating Earnings	$81,084	$89,125	(9)%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Net of freight per ton, including Joint Venture.

Cement Revenue was $347.6 million, a 2% increase, for the three months ended June 30, 2025. This increase was due to higher gross sales prices and Sales Volume, which increased Cement Revenue by $0.8 million and $7.6 million, respectively.

Cement Operating Earnings decreased by $8.0 million to $81.1 million for the three months ended June 30, 2025. The decrease was due to higher operating costs of $11.0 million, which were partially offset by higher Sales Volume and higher gross sales prices of $2.2 million and $0.8 million, respectively. The increase in operating costs was mainly due to higher freight, energy, labor and other fixed costs, and purchased raw materials costs of approximately $0.8 million, $0.4 million, $7.1 million, and $1.6 million, respectively. The Operating Margin decreased to 23% from 26% because of higher operating costs, partially offset by the increase in gross sales prices.

CONCRETE AND AGGREGATES

	For the Three Months Ended June 30,

	2025	2024	Percentage Change

	(in thousands, except net sales prices)

Revenue, including Intersegment	$77,568	$64,815	20%

Less Intersegment Revenue	(3,852)	(3,777)	2%

Revenue	$73,716	$61,038	21%

Sales Volume

M Cubic Yards of Concrete	322	343	(6)%

M Tons of Aggregate	1,731	799	117%

Average Net Sales Price

Concrete, Per Cubic Yard	$150.43	$148.56	1%

Aggregates, Per Ton	$14.24	$12.61	13%

Operating Earnings	$6,175	$2,980	107%

Concrete and Aggregates Revenue increased 20% to $77.6 million for the three months ended June 30, 2025. Excluding the Aggregates Acquisitions, Revenue increased $1.4 million, or 2%. The increase was due to higher gross sales prices of $1.4 million and higher Aggregates Sales Volume of $3.1 million, which was partially offset by lower Concrete Sales Volume, which reduced Revenue by $3.1 million.

Operating Earnings were approximately $6.2 million, a 107% increase. Excluding the Aggregates Acquisitions, Operating Earnings increased $1.4 million, or 46%. The increase was due to higher gross sales prices and higher Aggregates Sales Volume, which positively affected Operating Earnings by $1.4 million and $1.7 million, respectively. Excluding the Aggregates Acquisitions, Sales Volume increased 29%, with most of the increase in our Northern Colorado and Northern Kentucky markets. The increase in Operating Earnings from higher gross sales prices and Sales Volume was partially offset by higher operating costs of $1.7 million. The increase in operating costs was primarily due to higher materials and maintenance expenses of approximately $0.7 million and $0.6 million, respectively.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended June 30,

	2025	2024	Percentage Change

	(in thousands, except per MMSF information)

Revenue	$221,516	$217,826	2%

Sales Volume (MMSF)	784	757	4%

Freight and Delivery Costs Billed to Customers	$(39,372)	$(36,485)	8%

Average Net Sales Price, per MSF (1)	$232.40	$239.43	(3)%

Freight, per MSF	$50.22	$48.20	4%

Operating Margin, per MSF	$118.16	$124.14	(5)%

Operating Earnings	$92,641	$93,976	(1)%

(1) Net of freight per MSF.

Gypsum Wallboard Revenue was $221.5 million, a 2% increase for the three months ended June 30, 2025. Higher Sales Volume increased Revenue by approximately $7.8 million, and was partially offset by lower gross sales prices of $4.1 million. Our market share remained relatively consistent during the three months ended June 30, 2025.

Operating Earnings decreased 1% to $92.6 million, primarily because of lower gross sales prices of $4.1 million and higher operating costs of $0.6 million, partially offset by higher Sales Volume of $3.4 million. The higher operating costs were primarily related to freight and energy, which reduced Operating Earnings by approximately $1.6 million and $0.8 million, respectively, and were partially offset by lower input costs, namely fiber, of $1.9 million. Operating Margin decreased to 42% for the three months ended June 30, 2025, primarily because of lower gross sales prices and higher operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended June 30,

	2025	2024	Percentage Change

	(in thousands, except per ton information)

Revenue, including Intersegment	$51,104	$54,240	(6)%

Less Intersegment Revenue	(21,972)	(23,987)	(8)%

Revenue	$29,132	$30,253	(4)%

Sales Volume (M Tons)	90	91	(1)%

Average Net Sales Price, per ton (1)	$566.33	$597.41	(5)%

Operating Margin, per ton	$105.59	$93.44	13%

Operating Earnings	$9,503	$8,503	12%

(1) Net of freight per ton.

Recycled Paperboard Revenue decreased 6% to $51.1 million during the three months ended June 30, 2025. Lower gross sales prices and Sales Volume reduced Revenue by $2.8 million and $0.3 million, respectively. Lower gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 12% to $9.5 million, primarily because of lower operating costs, which increased Operating Earnings by $3.8 million. This was partially offset by lower gross sales prices, which reduced Operating Earnings by approximately $2.8 million. The decrease in operating costs was primarily related to lower input costs, namely fiber, of approximately $4.4 million, which were partially offset by higher energy costs of $0.4 million. Operating Margin increased to 19%, with the decrease in operating costs offsetting the lower gross sales prices. Although the Company has certain pricing provisions in its long-term sales agreements, prices are adjusted only at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

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

Information regarding our Critical Accounting Policies can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the Annual Report). The three Critical Accounting Policies that we believe are material to our financial statements, and either require the most judgment, or the selection or application of alternative accounting policies, are those related to long-lived assets, goodwill, and business combinations. Management has discussed the development and selection of these Critical Accounting Policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm. In addition, Note (A) in the Notes to Consolidated Financial Statements in our Annual Report contains a summary of our significant accounting policies.

Recent Accounting Pronouncements

Refer to Note (A) in the Notes to Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements that may affect our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

At this time, we believe we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures, and debt service obligations for at least the next twelve months. We regularly monitor any potential disruptions to the economy, and to our operations, particularly changing fiscal policy or economic conditions affecting our industries. Please see the Debt Financing Activities section below for a discussion of our Revolving Credit Facility and the amount of borrowings available to us in the next twelve-month period.

Cash Flow

The following table provides a summary of our cash flows:

	For the Three Months Ended June 30,

	2025	2024

	(dollars in thousands)

Net Cash Provided by Operating Activities	$136,634	$132,636

Investing Activities:

Additions to Property, Plant, and Equipment	(76,097)	(33,128)

Net Cash Used in Investing Activities	(76,097)	(33,128)

Financing Activities:

Borrowings Under Revolving Credit Facility	100,000	10,000

Repayment of Borrowings Under Revolving Credit Facility	(25,000)	—

Repayment of Term Loan	(3,750)	(2,500)

Dividends Paid to Stockholders	(8,254)	(8,538)

Purchase and Retirement of Common Stock	(78,616)	(85,490)

Proceeds from Stock Option Exercises	—	56

Shares Redeemed to Settle Employee Taxes on Stock Compensation	(5,579)	(1,421)

Net Cash Used in Financing Activities	(21,199)	(87,893)

Net Increase in Cash and Cash Equivalents	$39,338	$11,615

Net Cash Provided by Operating Activities increased by $4.0 million to $136.6 million during the three months ended June 30, 2025. This increase was primarily attributable to higher cash flows from changes in Working Capital and noncash activity of $3.0 million and $11.4 million, respectively, partially offset by lower Operating Earnings of $10.4 million.

Working Capital increased by $40.3 million to $464.0 million at June 30, 2025, compared with March 31, 2025. The increase was primarily due to higher Cash, Accounts Receivable, net, and Prepaid and Other Assets of $39.3 million, $51.1 million, and $3.7 million, respectively. This was partially offset by $8.6 million of lower Income Tax Receivable, $21.8 million of lower Inventories, and $24.8 million of higher Income Tax Payable.

The increase in Accounts Receivable at June 30, 2025, was primarily related to higher Revenue during the three months ended June 30, 2025, particularly in the month of June, compared with the three months ended March 31, 2025. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 42% and 45% at June 30, 2025, and March 31, 2025, respectively. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at June 30, 2025.

Our Inventory balance at June 30, 2025, decreased by approximately $21.8 million from our balance at March 31, 2025. Within Inventory, Raw Materials and Materials-in-Progress, Finished Cement, Aggregates, and Repair Parts and Supplies declined $13.4 million, $4.5 million, $1.3 million, and $1.8 million, respectively. The decline in Raw Materials and Materials-in-Progress is consistent with our business cycle; we generally build up clinker inventory over the winter months to meet the demand for cement in the spring and summer. The decrease in Repair Parts inventory was primarily due to the completion of most of our scheduled outages during the quarter. The largest individual balance in our Inventory is Repair Parts. These parts are necessary given the size and complexity of our manufacturing plants, and the age of certain of our plants, which creates the need to stock a high level of Repair Parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence because our products are basic construction materials.

Net Cash Used in Investing Activities during the three months ended June 30, 2025, was approximately $76.1 million, compared with $33.1 million during the same period in 2024. The $43.0 million increase was primarily related to the modernization and expansion of our Mountain Cement facility.

Net Cash Used in Financing Activities was $21.2 million during the three months ended June 30, 2025 compared with $87.9 million during the same period in 2024. The $66.7 million decrease was mainly related to higher borrowings, net of repayments of $63.8 million and lower Purchase and Retirement of Common Stock of $6.9 million. This was partially offset by higher Shares Redeemed to Settle Employee Taxes on Stock Compensation of $4.2 million.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 46.9% and 45.7%, respectively, at June 30, 2025, compared with 46.1% and 45.7%, respectively, at March 31, 2025.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities at June 30, 2025:

Maturity

Revolving Credit Facility	February 2030

Term Loan	February 2030

2.500% Senior Unsecured Notes	July 2031

See Note (M) in the Notes to Unaudited Consolidated Financial Statements for further details on the Company’s debt facilities, including interest rate, and financial and other covenants and restrictions.

The revolving borrowing capacity of our Revolving Credit Facility is $750.0 million (any revolving loans borrowed under the Revolving Credit Facility, as applicable, the Revolving Loans). The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At June 30, 2025, we had $275.0 million outstanding of Revolving Loans under the Revolving Credit Facility and $9.9 million of outstanding letters of credit, leaving us with $465.1 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We are contingently liable for performance under $47.9 million in performance bonds relating primarily to our mining operations. We do not have any off-balance sheet debt, or any outstanding debt guarantees.

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

We believe our cash flow from operations and available borrowings under our Revolving Credit Facility, as well as cash on hand, should be sufficient to meet our currently anticipated operating needs, capital expenditures, and dividend and debt service requirements for at least the next 12 months. However, our future liquidity and capital requirements may vary depending on several factors, including market conditions in the construction industry, our ability to maintain compliance with covenants in our Revolving Credit Facility, the level of competition, and general and economic factors beyond our control, such as supply chain constraints and inflation. These and other developments could reduce our cash flow or require that we seek additional sources of funding. We cannot predict what effect these factors will have on our future liquidity. See the Market Conditions and Outlook section above for further discussion of the possible effects on our business.

As market conditions warrant, the Company may from time to time seek to purchase or repay its outstanding debt securities or loans, including the 2.500% Senior Unsecured Notes, Term Loan, and borrowings under the Revolving Credit Facility, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by using cash on our balance sheet or the incurrence of new debt. The amounts involved in any such purchase transactions, individually or in aggregate, may be material.

We had approximately $39.8 million of lease liabilities at June 30, 2025, with an average remaining life of approximately 11.8 years.

Dividends

Dividends paid were $8.3 million and $8.5 million for the three months ended June 30, 2025, and 2024, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

During the three months ended June 30, 2025, our share repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30, 2025	159,581	$219.08	—

May 1 through May 31, 2025	135,000	229.65	—

June 1 through June 30, 2025	63,357	199.75	—

Quarter 1 Totals	357,938	$219.64	—	4,311,559

On May 17, 2022, the Board of Directors authorized us to repurchase an additional 7.5 million shares. This authorization brought the cumulative total of common stock our Board has approved for repurchase in the open market to 55.9 million shares since we became publicly held in April 1994. Through June 30, 2025, we have repurchased approximately 51.9 million shares.

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

During the three months ended June 30, 2025, the Company withheld from employees 23,825 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is necessary once the Restricted Shares or Restricted Share Units are vested.

Capital Expenditures

The following table details capital expenditures by category:

	For the Three Months Ended June 30,

	2025	2024

	(dollars in thousands)

Land and Quarries	$1,455	$2,344

Plants	56,023	13,591

Buildings, Machinery and Equipment	18,619	17,193

Total Capital Expenditures	$76,097	$33,128

Capital expenditures for fiscal 2026 are expected to range from $475.0 million to $525.0 million and will be allocated across both Heavy Materials and Light Materials sectors. These estimated capital expenditures will include the expansion and modernization of our Mountain Cement facility in Wyoming, the modernization and expansion of our gypsum wallboard plant in Oklahoma, and maintenance capital expenditures and improvements, as well as other safety and regulatory projects.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations as to future events. These statements are not historical facts or guarantees of future performance but instead represent only the Company’s belief at the time the statements were made regarding future events which are subject to certain risks, uncertainties and other factors, many of which are outside the Company’s control. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company’s actual performance include the following: the cyclical and seasonal nature of the Company’s businesses; fluctuations in public infrastructure expenditures; the effects of adverse weather conditions on infrastructure and other construction projects as well as our facilities and operations; the fact that our products are commodities and that prices for our products are subject to material fluctuation due to market conditions and other factors beyond our control; the availability of and fluctuations in the cost of raw materials; changes in the costs of energy, including, without limitation, natural gas, coal and oil (including diesel), and the nature of our obligations to counterparties under energy supply contracts, such as those related to market conditions (for example, spot market prices), governmental orders and other matters; changes in the cost and availability of transportation; unexpected operational difficulties, including unexpected maintenance costs, equipment downtime and interruption of production; material nonpayment or non-performance by any of our key customers; consolidation of our customers; interruptions in our supply chain; inability to timely execute or realize capacity expansions or efficiency gains from capital improvement projects; difficulties and delays in the development of new business lines; governmental regulation and changes in governmental and public policy (including, without limitation, climate change and other environmental regulation); changes in trade policy, including tariffs and the effects of any increases in tariffs on our business, including increases in inputs used in our facility expansion and modernization projects; possible losses or other adverse outcomes from pending or future litigation or arbitration proceedings; changes in economic conditions or the nature or level of activity in any one or more of the markets or industries in which the Company or its customers are engaged; competition; cyber-attacks or data security breaches, together with the costs of protecting our systems against such incidents and the possible effects thereof on our operations; increases in capacity in the gypsum wallboard and cement industries; changes in the demand for residential housing construction or commercial construction or construction projects undertaken by state or local governments; the availability of acquisitions or other growth opportunities that meet our financial return standards and fit our strategic focus; risks related to pursuit of acquisitions, joint ventures and other transactions or the execution or implementation of such transactions, including the integration of operations acquired by the Company; general economic conditions, including inflation and recessionary conditions; and changes in interest rates and the resulting effects on the Company and demand for our products. For example, increases in interest rates, decreases in demand for construction materials or increases in the cost of energy (including, without limitation, natural gas, coal and oil) or the cost of our raw materials can be expected to adversely affect the revenue and operating earnings of our operations. In addition, changes in national or regional economic conditions and levels of infrastructure and construction spending could also adversely affect the Company’s results of operations. Finally, any forward-looking statements made by the Company are subject to the risks and impacts associated with natural disasters, the outbreak, escalation or resurgence of health emergencies, pandemics or other unforeseen events, including, without limitation, the COVID-19 pandemic and responses thereto designed to contain its spread and mitigate its public health effects, as well as their impact on our operations and on economic conditions, capital and financial markets. These and other factors are described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, on file with the Securities and Exchange Commission. All forward-looking statements made herein are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed herein will increase with the passage of time. The Company undertakes no duty to update any forward-looking statement to reflect future events or changes in the Company’s expectations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility and Term Loan. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to interest rate changes. We had a $750.0 million Revolving Credit Facility at June 30, 2025, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $275.0 million of borrowings under the Revolving Credit Facility and the $292.5 million of borrowings under the Term Loan at June 30, 2025, would increase interest expense by approximately $5.7 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

We conducted an evaluation of any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, we concluded that there have been no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the legal matters described in Part 1, Item 3 "Legal Proceedings" of our Form 10-K for the fiscal year ended March 31, 2025, from time to time, we have been and may in the future become involved in litigation or other legal proceedings in the ordinary course of our business activities or in connection with transactions or activities undertaken by us, including claims related to worker safety, worker health, environmental matters, commercial contracts, product liability, personal injury, land use rights, taxes, and permits. While the outcome of these proceedings cannot be predicted with certainty, in the opinion of management (based on currently available facts), we do not believe that the ultimate outcome of any currently pending legal proceeding will have a material effect on our consolidated financial condition, results of operations, or liquidity.

For additional information regarding claims and other contingent liabilities to which we may be subject, see Note (P) to the Unaudited Consolidated Financial Statements.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition, and liquidity, see Part 1. Item 1A. Risk Factors in our Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission on May 20, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The disclosure required under this Item is included in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Quarterly Report on Form 10-Q under the heading “Share Repurchases” and is incorporated herein by reference.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report Form 10-Q.

Item 5. Other Information

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2025.

Item 6. Exhibits

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

10.1*	Form of Management Restricted Stock Unit Agreement (Time). (1)
10.2*	Form of Management Restricted Stock Unit Agreement (Performance). (1)
10.3*	Form of Non-Qualified Stock Option Agreement (Time) for Senior Executives. (1)
10.4*	Form of Non-Qualified Stock Option Agreement (Performance) for Senior Executives. (1)
10.5

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal 2026 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 22, 2025, and incorporated herein by reference). (1)

10.6

American Gypsum Company Salaried Incentive Compensation Program for Fiscal 2026 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 22, 2025, and incorporated herein by reference). (1)

10.7

Cement Companies Salaried Incentive Compensation Program for Fiscal 2026 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 22, 2025, and incorporated herein by reference). (1)

10.8	Eagle Materials Inc. Special Situation Program for Fiscal 2026 (filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 22, 2025, and incorporated by reference). (1)
31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.
104.1*	Cover Page Interactive Data File – (formatted as Inline XBRL and Contained in Exhibit 101).

* Filed herewith.

(1) Management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

July 29, 2025	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

July 29, 2025	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

July 29, 2025	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)