Form 10-Q
period 2025-09-30
EAGLE MATERIALS INC
filed 2025-10-30
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2025

Commission File Number 1-12984

EAGLE MATERIALS INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)

75-2520779 (I.R.S. Employer Identification No.)

5960 Berkshire Lane, Suite 900, Dallas, Texas 75225 (Address of principal executive offices)

(214) 432-2000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $.01 per share)	EXP	New York Stock Exchange
Common Stock (par value $.01 per share)	EXP	NYSE Texas, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of October 27, 2025, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	32,063,877

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (UNAUDITED)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Consolidated Financial Statements

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2025	2024	2025	2024

	(dollars in thousands, except share and per share data)		(dollars in thousands, except share and per share data)

Revenue	$638,906	$623,619	$1,273,596	$1,232,308

Cost of Goods Sold	439,194	419,775	888,285	841,596

Gross Profit	199,712	203,844	385,311	390,712

Equity in Earnings of Unconsolidated Joint Venture	6,309	9,276	10,113	16,992

Corporate General and Administrative Expense	(21,316)	(17,879)	(42,099)	(33,528)

Other Non-Operating Income	1,131	724	2,085	3,407

Interest Expense, net	(9,362)	(10,714)	(21,078)	(21,398)

Earnings Before Income Taxes	176,474	185,251	334,332	356,185

Income Taxes	(39,091)	(41,731)	(73,587)	(78,823)

Net Earnings	$137,383	$143,520	$260,745	$277,362

EARNINGS PER SHARE

Basic	$4.25	$4.29	$8.03	$8.26

Diluted	4.23	4.26	7.99	8.19

WEIGHTED-AVERAGE SHARES OUTSTANDING

Basic	32,297,313	33,431,315	32,459,801	33,581,970

Diluted	32,469,833	33,716,036	32,638,307	33,853,703

CASH DIVIDENDS PER SHARE	$0.25	$0.25	$0.50	$0.50

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2025	2024	2025	2024

	(dollars in thousands)		(dollars in thousands)

Net Earnings	$137,383	$143,520	$260,745	$277,362

Net Actuarial Change in Defined Benefit Plans:

Amortization of Net Actuarial Loss	53	60	106	120

Tax Expense	(12)	(15)	(24)	(30)

Comprehensive Earnings	$137,424	$143,565	$260,827	$277,452

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	March 31,

	2025	2025

	(dollars in thousands)

ASSETS

Current Assets

Cash and Cash Equivalents	$35,033	$20,401

Accounts Receivable, net	250,773	212,332

Inventories	370,207	415,175

Income Tax Receivable	1,725	10,020

Prepaid and Other Assets	13,562	10,729

Total Current Assets	671,300	668,657

Property, Plant, and Equipment, net	1,909,715	1,792,982

Investment in Joint Venture	150,202	140,089

Operating Lease Right-of-Use Assets	30,991	29,313

Goodwill and Intangible Assets, net	590,560	595,752

Other Assets	56,510	37,795

Total Assets	$3,409,278	$3,264,588

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$132,917	$129,895

Accrued Liabilities	92,823	96,077

Operating Lease Liabilities	4,522	4,032

Income Taxes Payable	1,949	—

Current Portion of Long-Term Debt	15,000	15,000

Total Current Liabilities	247,211	245,004

Long-Term Debt	1,271,450	1,223,316

Noncurrent Operating Lease Liabilities	34,248	33,597

Other Long-Term Liabilities	66,240	66,029

Deferred Income Taxes	253,071	239,942

Total Liabilities	1,872,220	1,807,888

Stockholders’ Equity

Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—

Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 32,202,392 and 32,973,121 Shares, respectively	322	330

Capital in Excess of Par Value	—	—

Accumulated Other Comprehensive Losses	(3,043)	(3,125)

Retained Earnings	1,539,779	1,459,495

Total Stockholders’ Equity	1,537,058	1,456,700

	$3,409,278	$3,264,588

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended September 30,

	2025	2024

	(dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Earnings	$260,745	$277,362

Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity:

Depreciation, Depletion, and Amortization	82,633	77,427

Deferred Income Tax Provision	13,129	936

Stock Compensation Expense	10,290	9,403

Equity in Earnings of Unconsolidated Joint Venture	(10,113)	(16,992)

Changes in Operating Assets and Liabilities:

Accounts Receivable	(38,440)	(43,364)

Inventories	44,967	(358)

Accounts Payable and Accrued Liabilities	(4,347)	3,763

Other Assets	(25,534)	(16,279)

Income Taxes Payable (Receivable)	7,901	74,000

Net Cash Provided by Operating Activities	341,231	365,898

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to Property, Plant, and Equipment	(184,635)	(99,605)

Acquisition Spending	—	(24,881)

Net Cash Used in Investing Activities	(184,635)	(124,486)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings Under Revolving Credit Facility	130,000	80,000

Repayment of Borrowings Under Revolving Credit Facility	(75,000)	(95,000)

Repayment of Term Loan	(7,500)	(5,000)

Dividends Paid to Stockholders	(16,631)	(17,001)

Purchase and Retirement of Common Stock	(167,700)	(146,176)

Proceeds from Stock Option Exercises	479	2,205

Shares Redeemed to Settle Employee Taxes on Stock Compensation	(5,612)	(1,456)

Net Cash Used in Financing Activities	(141,964)	(182,428)

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,632	58,984

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,401	34,925

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,033	$93,909

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total

	(dollars in thousands)

Balance at March 31, 2024	$341	$—	$1,311,567	$(3,373)	$1,308,535

Net Earnings	—	—	133,842	—	133,842

Stock Option Exercises and Restricted Share Vesting	—	56	—	—	56

Stock Compensation Expense	—	4,539	—	—	4,539

Shares Redeemed to Settle Employee Taxes	—	(1,421)	—	—	(1,421)

Purchase and Retirement of Common Stock	(3)	(3,174)	(83,168)	—	(86,345)

Dividends to Stockholders	—	—	(8,453)	—	(8,453)

Unfunded Pension Liability, net of tax	—	—	—	45	45

Balance at June 30, 2024	$338	$—	$1,353,788	$(3,328)	$1,350,798

Net Earnings	—	—	143,520	—	143,520

Stock Option Exercises and Restricted Share Vesting	—	2,149	—	—	2,149

Stock Compensation Expense	—	4,864	—	—	4,864

Shares Redeemed to Settle Employee Taxes	—	(35)	—	—	(35)

Purchase and Retirement of Common Stock	(3)	(6,978)	(54,312)	—	(61,293)

			—
Dividends to Stockholders	—	—	(8,399)	—	(8,399)

Unfunded Pension Liability, net of tax	—	—	—	45	45

Balance at September 30, 2024	$335	$—	$1,434,597	$(3,283)	$1,431,649

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total

	(dollars in thousands)

Balance at March 31, 2025	$330	$—	$1,459,495	$(3,125)	$1,456,700

Net Earnings	—	—	123,362	—	123,362

Stock Compensation Expense	—	4,822	—	—	4,822

Shares Redeemed to Settle Employee Taxes	(1)	(4,822)	(756)	—	(5,579)

Purchase and Retirement of Common Stock	(3)	—	(79,400)	—	(79,403)

Dividends to Stockholders	—	—	(8,169)	—	(8,169)

Unfunded Pension Liability, net of tax	—	—	—	41	41

Balance at June 30, 2025	$326	$—	$1,494,532	$(3,084)	$1,491,774

Net Earnings	—	—	137,383	—	137,383

Stock Option Exercises and Restricted Share Vesting	—	479	—	—	479

Stock Compensation Expense	—	5,468	—	—	5,468

Shares Redeemed to Settle Employee Taxes	—	(5,947)	5,914	—	(33)

Purchase and Retirement of Common Stock	(4)	—	(89,971)	—	(89,975)

Dividends to Stockholders	—	—	(8,079)	—	(8,079)

Unfunded Pension Liability, net of tax	—	—	—	41	41

Balance at September 30, 2025	$322	$—	$1,539,779	$(3,043)	$1,537,058

See Notes to Unaudited Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying Unaudited Consolidated Financial Statements as of and for the three and six months ended September 30, 2025, include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission on May 20, 2025.

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

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Six Months Ended September 30,

	2025	2024

	(dollars in thousands)

Cash Payments:

Interest	$24,504	$19,058

Income Taxes	53,265	10,778

Operating Cash Flows Used for Operating Leases	2,968	4,550

Noncash Financing Activities:

Right-of-Use Assets Obtained for Capitalized Operating Leases	$3,325	$719

Excise Tax on Share Repurchases	1,678	1,462

(C) ACQUISITION

On January 7, 2025, we purchased Bullskin Stone & Lime LLC, an aggregates business located in Western Pennsylvania (the Acquisition) for approximately $149.9 million, which was accounted for under the acquisition method. The purchase price was funded through borrowings under our Revolving Credit Facility. Operations related to the Acquisition are included in the Concrete and Aggregates segment of our segment reporting.

The following table summarizes the allocation of the purchase price to the fair value of assets acquired and liabilities assumed (based on Level 3 inputs of the fair value hierarchy) as of September 30, 2025.

Fair Value
(dollars in thousands)

Accounts Receivable	$1,443

Inventories	3,354

Prepaid and Other Current Assets	229

Property, Plant, and Equipment	35,097

Intangible Assets	38,600

Accounts Payable and Accrued Liabilities	(327)

Other Long-Term Liabilities	(792)

Total Net Assets Acquired	77,604

Goodwill	72,343

Total Purchase Price	$149,947

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

The following table is a summary of the fair value estimates of the identifiable intangible assets and their weighted-average useful lives:

	Weighted-Average Life (in years)	Fair Value (dollars in thousands)

Customer Relationships	15	$38,100

Trade Name and Technology	5	500

Total Intangible Assets		$38,600

The following table presents the Revenue and Operating Earnings related to the Acquisition that have been included in our Consolidated Statement of Earnings for the three and six months ended September 30, 2025.

	For the Three Months Ended September 30, 2025	For the Six Months Ended September 30, 2025

	(dollars in thousands)	(dollars in thousands)

Revenue	$9,602	$16,804

Operating Earnings	$2,739	$4,373

Included in Operating Earnings shown above is approximately $1.7 million and $3.4 million related to depreciation and amortization for the three and six months ended September 30, 2025, respectively.

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

(E) ACCOUNTS RECEIVABLE

Accounts Receivable are shown net of the allowance for credit losses totaling $6.7 million at both September 30, 2025, and March 31, 2025. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based on analysis of economic trends in the construction industry, detailed analysis of the expected collectability of past due accounts receivable, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

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

	September 30,	March 31,

	2025	2025

	(dollars in thousands)

Raw Materials and Materials-in-Progress	$141,042	$164,683

Finished Cement	48,292	67,711

Aggregates	15,157	17,681

Gypsum Wallboard	5,543	5,708

Recycled Paperboard	10,024	7,814

Repair Parts and Supplies	128,706	126,983

Fuel and Coal	21,443	24,595

	$370,207	$415,175

(G) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	September 30,	March 31,

	2025	2025

	(dollars in thousands)

Payroll and Incentive Compensation	$29,183	$31,918

Benefits	16,880	16,950

Interest	6,470	7,689

Dividends	8,289	8,463

Property Taxes	10,620	5,836

Power and Fuel	2,690	4,045

Freight	4,810	3,664

Excise Tax	2,911	3,822

Legal and Professional	4,152	3,953

Sales and Use Tax	2,501	1,500

Other	4,317	8,237

	$92,823	$96,077

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

Lease expense for our operating and short-term leases is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2025	2024	2025	2024

	(dollars in thousands)		(dollars in thousands)

Operating Lease Cost	$2,260	$1,904	$4,459	$3,951

Short-Term Lease Cost	518	304	1,141	645

Total Lease Cost	$2,778	$2,208	$5,600	$4,596

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	September 30,	March 31,

	2025	2025

	(dollars in thousands)

Operating Leases:

Operating Lease Right-of-Use Assets	$30,991	$29,313

Current Operating Lease Liabilities	$4,522	$4,032

Noncurrent Operating Lease Liabilities	34,248	33,597

Total Operating Lease Liabilities	$38,770	$37,629

Future payments for operating leases are as follows:

Amount
Fiscal Year	(dollars in thousands)

2026 (remaining six months)	$2,890

2027	5,227

2028	4,467

2029	4,044

2030	4,130

Thereafter	30,037

Total Lease Payments	$50,795

Less: Imputed Interest	(12,025)

Present Value of Lease Liabilities	$38,770

Weighted-Average Remaining Lease Term (in years)	11.8

Weighted-Average Discount Rate	4.43%

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

In addition to the Performance Stock Awards discussed above, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 14,712 time-vesting stock options which vest ratably over three years (the Fiscal 2026 Employee Time-Vesting Stock Option Grant) and 29,273 shares of time-vesting restricted stock units, which vest ratably over three years (the Fiscal 2026 Employee Restricted Stock Unit Time-Vesting Award). The Fiscal 2026 Employee Restricted Stock Unit Time-Vesting Award was valued at the closing price of the stock on the grant date and is being expensed over a three-year period. The Fiscal 2026 Employee Time-Vesting Stock Option Grant was valued at the grant date using the Black-Scholes option pricing model, which used similar inputs as the Monte Carlo analysis shown above.

In addition to the stock awards described above, we may issue additional equity awards, including stock options, restricted stock, and restricted stock units, to certain employees from time to time. Any options issued are valued using the Black-Scholes options pricing model on the grant date and expensed over the vesting period, while restricted stock and restricted stock units are valued using the closing price on the grant date and expensed over the vesting period.

STOCK OPTIONS

Stock option expense for all outstanding stock option awards totaled approximately $0.5 million and $0.9 million for the three and six months ended September 30, 2025, respectively and $0.3 million and $0.6 million for the three and six months ended September 30, 2024, respectively. At September 30, 2025, there was approximately $3.2 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.2 years.

The following table represents stock option activity for the six months ended September 30, 2025:

	Number of Shares	Weighted- Average Exercise Price

Outstanding Options at March 31, 2025	184,233	$95.75

Granted	29,424	$213.66

Exercised	(6,003)	$79.73

Cancelled	—	$—

Outstanding Options at September 30, 2025	207,654	$112.92

Options Exercisable at September 30, 2025	160,325

Weighted-Average Fair Value of Options Granted During the Year		$90.94

The following table summarizes information about stock options outstanding at September 30, 2025:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price

$59.32 - $81.28	82,057	4.34	$61.78	82,057	$61.78

$91.21 - $100.88	32,852	2.76	$94.95	32,852	$94.95

$118.27 - $139.25	48,931	6.61	$126.59	36,079	$126.93

$143.09 - $261.76	43,814	2.51	$206.91	9,337	$182.32

	207,654	4.24	$112.92	160,325	$90.26

At September 30, 2025, the aggregate intrinsic value of the outstanding and exercisable options was approximately $25.0 million and $22.9 million, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2025, was approximately $0.8 million.

RESTRICTED STOCK UNITS AND RESTRICTED STOCK

The following table summarizes the activity for restricted stock units and nonvested restricted stock during the six months ended September 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value

Restricted Stock Units and Nonvested Restricted Stock at March 31, 2025	194,099	$150.56

Granted	70,167	$215.28

Vested	(73,347)	$107.09

Cancelled	—	$—

Restricted Stock Units and Nonvested Restricted Stock at September 30, 2025	190,919	$123.94

Expense related to restricted stock units and restricted stock was approximately $5.0 million and $9.4 million for the three and six months ended September 30, 2025, respectively, and $4.6 million and $8.8 million for the three and six months ended September 30, 2024, respectively. At September 30, 2025, there was approximately $27.8 million of unearned compensation from restricted stock units and nonvested restricted shares, which will be recognized over a weighted-average period of 1.6 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 1,244,080 at September 30, 2025.

(J) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2025	2024	2025	2024

Weighted-Average Shares of Common Stock Outstanding	32,297,313	33,431,315	32,459,801	33,581,970

Effect of Dilutive Shares:

Assumed Exercise of Outstanding Dilutive Options	175,755	239,969	177,256	245,200

Less Shares Repurchased from Proceeds of Assumed Exercised Options	(72,822)	(92,198)	(75,674)	(95,378)

Restricted Stock and Restricted Stock Units	69,587	136,950	76,924	121,911

Weighted-Average Common Stock and Dilutive Securities Outstanding	32,469,833	33,716,036	32,638,307	33,853,703

Shares Excluded Due to Anti-Dilution Effects, Including Contingent Awards	41,982	4,701	34,392	3,332

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

(L) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the six months ended September 30, 2025, was approximately 22%, which is consistent with the tax rate for the six months ended September 30, 2024. The effective tax rate was higher than the U.S. statutory rate of 21% mainly due to state income taxes, partially offset by a benefit recognized related to percentage depletion.

On July 4, 2025, H.R.1 - One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA, among other provisions, makes permanent 100% bonus depreciation and restores expensing of domestic research expenditures. Changes in tax laws are recognized in the period of enactment. OBBBA did not have a material impact on the Company’s annual income tax rate or income tax expense, but the bonus depreciation provisions of the act will affect the timing of income tax payments in current and future periods.

(M) LONG-TERM DEBT

Long-Term Debt at September 30, 2025 was as follows:

	September 30,	March 31,

	2025	2025

	(dollars in thousands)

Revolving Credit Facility	$255,000	$200,000

2.500% Senior Unsecured Notes Due 2031	750,000	750,000

Term Loan	288,750	296,250

Total Debt	1,293,750	1,246,250

Less: Current Portion of Long-Term Debt	(15,000)	(15,000)

Less: Unamortized Discount and Debt Issuance Costs	(7,300)	(7,934)

Long-Term Debt	$1,271,450	$1,223,316

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

There was $255.0 million of outstanding borrowings under the Revolving Credit Facility, plus $9.9 million outstanding letters of credit as of September 30, 2025, leaving us with $485.1 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We were in compliance with all Financial Covenants on September 30, 2025; therefore, the entire $485.1 million is available for future borrowings.

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

(N) SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities that earn revenue, incur expenses, and prepare separate financial information that is evaluated regularly by our chief operating decision maker (CODM), who is our President and Chief Executive Officer, to assist in allocating resources and assessing performance. This assessment is primarily based on segment earnings from operations, as management believes this is the best metric for segment operating performance. The CODM uses segment profit as part of his review of the monthly operating results on a segment basis. The actual monthly results are reviewed against budgeted amounts as well as the current year reforecast and prior year actual amounts. Interest and taxes are managed on a centralized basis and are not included in segment operating information.

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

We operate eight modern cement plants, two slag grinding facilities, and over 30 cement distribution terminals. One cement plant, one slag plant, and six terminals are operated though our joint venture located in Buda, Texas (the Joint Venture). Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Missouri, Nebraska,

Nevada, Ohio, Oklahoma, Tennessee, and Texas. We operate over 25 readymix concrete batch plants and seven aggregates processing plants, with annual production capacity of 9 million tons, in markets that are complementary to our cement network.

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

For the Three Months Ended September 30, 2025 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$344,653	$81,646	$183,482	$29,125	$638,906

Intersegment Revenue	9,904	4,178	—	19,471	33,553

Revenue from Joint Venture	30,312	—	—	—	30,312

	$384,869	$85,824	$183,482	$48,596	$702,771

Reconciliation of Revenue

Intersegment Revenue					(33,553)

Revenue from Joint Venture					(30,312)

Total Consolidated Revenue					$638,906

Less:

Freight and Delivery	$32,726	$7,997	$32,567	$—	$73,290

Parts, Supplies, and Services (Includes Maintenance)	41,928	13,632	5,257	3,347	64,164

Energy	39,310	2,624	8,516	4,296	54,746

Raw Materials	29,205	31,074	39,750	19,364	119,393

Labor and Fixed Costs	42,596	11,182	15,021	4,998	73,797

Depreciation, Depletion, and Amortization (1)	23,224	7,137	6,494	3,906	40,761

Purchased Cement	21,831	—	—	—	21,831

Other Segment Items	34,275	4,254	8,570	1,669	48,768

Segment Profit	$119,774	$7,924	$67,307	$11,016	$206,021

Reconciliation of Segment Profit and Loss

Corporate General and Administrative Expense					(21,316)

Other Non-Operating Income					1,131

Interest Expense					(9,362)

Earnings Before Income Taxes					$176,474

For the Six Months Ended September 30, 2025 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$654,979	$155,362	$404,998	$58,257	$1,273,596

Intersegment Revenue	19,917	8,030	—	41,443	69,390

Revenue from Joint Venture	57,595	—	—	—	57,595

	$732,491	$163,392	$404,998	$99,700	$1,400,581

Reconciliation of Revenue

Intersegment Revenue					(69,390)

Revenue from Joint Venture					(57,595)

Total Consolidated Revenue					$1,273,596

Less:

Freight and Delivery	$60,804	$14,886	$71,939	$—	$147,629

Parts, Supplies, and Services (Includes Maintenance)	116,634	25,265	10,611	6,457	158,967

Energy	72,090	4,824	17,113	8,374	102,401

Raw Materials	50,365	60,131	86,417	41,258	238,171

Labor and Fixed Costs	87,105	21,205	31,138	10,863	150,311

Depreciation, Depletion, and Amortization (1)	46,062	13,928	13,013	7,578	80,581

Purchased Cement	39,105	—	—	—	39,105

Other Segment Items	59,468	9,054	14,819	4,651	87,992

Segment Profit	$200,858	$14,099	$159,948	$20,519	$395,424

Reconciliation of Segment Profit and Loss

Corporate General and Administrative Expense					(42,099)

Other Non-Operating Income					2,085

Interest Expense					(21,078)

Earnings Before Income Taxes					$334,332

For the Three Months Ended September 30, 2024 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$313,571	$65,930	$214,975	$29,143	$623,619

Intersegment Revenue	10,384	4,050	—	21,634	36,068

Revenue from Joint Venture	28,825	—	—	—	28,825

	$352,780	$69,980	$214,975	$50,777	$688,512

Reconciliation of Revenue

Intersegment Revenue					(36,068)

Revenue from Joint Venture					(28,825)

Total Consolidated Revenue					$623,619

Less:

Freight and Delivery	$27,821	$12,945	$36,862	$—	$77,628

Parts, Supplies, and Services (Includes Maintenance)	47,305	10,699	5,133	2,502	65,639

Energy	39,206	1,809	7,887	3,680	52,582

Raw Materials	23,162	34,135	44,132	27,329	128,758

Labor and Fixed Costs	40,329	7,565	15,631	5,383	68,908

Depreciation, Depletion, and Amortization (1)	22,907	5,283	6,451	3,669	38,310

Purchased Cement	20,739	—	—	—	20,739

Other Segment Items	15,378	(1,461)	8,738	173	22,828

Segment Profit	$115,933	$(995)	$90,141	$8,041	$213,120

Reconciliation of Segment Profit and Loss

Corporate General and Administrative Expense					(17,879)

Other Non-Operating Income					724

Interest Expense					(10,714)

Earnings Before Income Taxes					$185,251

For the Six Months Ended September 30, 2024 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$613,143	$126,968	$432,801	$59,396	$1,232,308

Intersegment Revenue	20,664	7,827	—	45,621	74,112

Revenue from Joint Venture	58,135	—	—	—	58,135

	$691,942	$134,795	$432,801	$105,017	$1,364,555

Reconciliation of Revenue

Intersegment Revenue					(74,112)

Revenue from Joint Venture					(58,135)

Total Consolidated Revenue					$1,232,308

Less:

Freight and Delivery	$54,969	$18,977	$73,347	$44	$147,337

Parts, Supplies, and Services (Includes Maintenance)	122,211	18,794	9,063	7,013	157,081

Energy	73,103	3,736	15,484	6,945	99,268

			-
Raw Materials	44,160	64,036	91,203	49,951	249,350

Labor and Fixed Costs	81,950	15,565	31,093	10,844	139,452

Depreciation, Depletion, and Amortization (1)	45,824	9,813	12,924	7,359	75,920

Purchased Cement	41,558	—	—	—	41,558

Other Segment Items	23,109	1,889	15,570	6,317	46,885

Segment Profit	$205,058	$1,985	$184,117	$16,544	$407,704

Reconciliation of Segment Profit and Loss

Corporate General and Administrative Expense					(33,528)

Other Non-Operating Income					3,407

Interest Expense					(21,398)

Earnings Before Income Taxes					$356,185

(1) Depreciation, Depletion, and Amortization for corporate assets was $1,228 and $2,052 for the three and six months ended September 30, 2025, respectively, and $767 and $1,507 for the three and six months ended September 30, 2024, respectively.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2025	2024	2025	2024

	(dollars in thousands)		(dollars in thousands)

Capital Expenditures

Cement	$73,037	$47,981	$119,032	$66,775

Concrete and Aggregates	7,025	7,538	12,628	14,127

Gypsum Wallboard	25,519	4,085	47,514	7,365

Recycled Paperboard	1,622	4,555	2,937	8,116

Corporate and Other	1,335	2,318	2,524	3,222

	$108,538	$66,477	$184,635	$99,605

			September 30,	March 31,

			2025	2025

			(dollars in thousands)

Segment Assets

Cement			$2,281,191	$2,172,459

Concrete and Aggregates			415,480	408,792

Gypsum Wallboard			435,457	429,268

Recycled Paperboard			163,829	166,673

Corporate and Other			113,321	87,396

			$3,409,278	$3,264,588

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2025	2024	2025	2024

	(dollars in thousands)		(dollars in thousands)

Cement Operating Earnings

Wholly Owned	$113,465	$106,657	$190,745	$188,066

Joint Venture	6,309	9,276	10,113	16,992

	$119,774	$115,933	$200,858	$205,058

Cement Sales Volume (M tons)

Wholly Owned	2,021	1,848	3,856	3,615

Joint Venture	175	176	333	356

	2,196	2,024	4,189	3,971

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

The segment breakdown of Goodwill is as follows:

	September 30,	March 31,

	2025	2025

	(dollars in thousands)

Cement	$227,639	$227,639

Concrete and Aggregates	118,877	118,099

Gypsum Wallboard	116,618	116,618

Recycled Paperboard	7,538	7,538

	$470,672	$469,894

Summarized financial information for the Joint Venture that is not consolidated is set out below. This summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2025	2024	2025	2024

	(dollars in thousands)		(dollars in thousands)

Revenue	$60,623	$57,650	$115,190	$116,270

Gross Margin	$15,369	$20,370	$26,311	$36,794

Earnings Before Income Taxes	$12,617	$18,437	$20,225	$33,985

	September 30,	March 31,

	2025	2025

	(dollars in thousands)

Current Assets	$139,086	$128,384

Noncurrent Assets	$212,364	$207,910

Current Liabilities	$44,239	$25,618

Noncurrent Liabilities	$6,462	$30,152

(O) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2025	2024	2025	2024

	(dollars in thousands)		(dollars in thousands)

Interest Income	$(363)	$(558)	$(514)	$(740)

Interest Expense	11,203	11,420	23,942	22,103

Other Expenses	474	474	948	949

Interest Capitalized	(1,952)	(622)	(3,298)	(914)

Interest Expense, net	$9,362	$10,714	$21,078	$21,398

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs. Capitalized Interest is related primarily to our long term projects to expand and modernize our Mountain Cement facility in Wyoming, and the modernization of our gypsum wallboard plant in Oklahoma.

(P) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At September 30, 2025, we had contingent liabilities under these outstanding letters of credit of approximately $9.9 million.

In the ordinary course of business, we execute contracts involving indemnifications that are both standard in the industry and specific to a transaction, such as the sale of a business. These indemnifications may include claims relating to any of the following: environmental and tax matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier, and other commercial contractual relationships; construction contracts; and financial matters. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, management believes these indemnifications will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. We currently have no outstanding guarantees.

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

(Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our 2.500% Senior Unsecured Notes at September 30, 2025, is as follows:

Fair Value
(dollars in thousands)

2.500% Senior Unsecured Notes Due 2031	$679,000

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (estimated based on Level 1 input of the fair value hierarchy). The carrying values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at September 30, 2025, because these assets and liabilities have short-term maturities. The fair value of our Revolving Credit Facility and Term Loan also approximates the carrying value at September 30, 2025.

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

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the three and six months ended September 30, 2025, and 2024, are presented on a consolidated basis and by business segment.

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

On January 7, 2025, we acquired Bullskin Stone & Lime LLC. The purchase price of this acquisition was approximately $149.9 million. This acquisition is included in our Heavy Materials sector, and its results of operations are reported in the Concrete and Aggregates business segment from the date of purchase. See Note (C) in the Notes to Unaudited Consolidated Financial Statements for more information regarding this acquisition.

The above acquisitions are collectively referred to as the Aggregates Acquisitions in the following discussion of our Results of Operations.

MARKET CONDITIONS AND OUTLOOK

In the first half of fiscal year 2026, our cement sales volume increased, driven primarily by federal, state and local support for public infrastructure projects and continued elevated spending across private non-residential end markets. In this improved environment, our Cement sales volume was up approximately 5% during the first half of our fiscal year. The outlook for cement demand continues to be favorable, as nearly 60% of the funds from the trillion-dollar Infrastructure Investment and Jobs Act (IIJA) remain to be spent, and state Department of Transportation (DOT) budgets remain strong.

The backdrop for residential construction activity remains challenging, primarily because of housing affordability concerns driven by persistently elevated mortgage interest rates, as well as other macroeconomic uncertainties. At the same time, the national supply of homes remains constrained by years of underbuilding. Recently, new home construction has slowed as builders have pulled back on production because of mixed demand signals and higher levels of new home inventory in certain markets. This recent pullback affected our wallboard sales volume, which was down approximately 5% in the first half of our fiscal year. The path ahead for mortgage rates, and the corresponding effect on residential construction activity, is unclear and thus the timing of a recovery in new-home construction remains uncertain.

Cost Outlook

We believe we are well-positioned to manage our cost structure and meet our customers’ needs. Our substantial raw material reserves for our Cement, Aggregates, and Gypsum Wallboard businesses, and their proximity to our respective manufacturing facilities support our low-cost producer position across all our business segments.

Paper is a significant cost component in our Recycled Paperboard and Gypsum Wallboard businesses. The primary raw material used to produce paperboard is old corrugated containers (OCC). Recently, OCC prices have been declining; however, recycled fiber prices are subject to change on short notice due to several factors, including supply of OCC and demand for OCC from both domestic and international companies. Our current customer contracts for gypsum liner include price adjustments that partially compensate for changes in the cost of raw materials, such as recycled fiber, natural gas, and electricity. However, because these price adjustments are not realized until future quarters, material costs in our Gypsum Wallboard segment are likely to fluctuate until the effects of these price adjustments are realized.

Energy costs decreased slightly in the second quarter but are expected to remain relatively stable over the near future. Freight costs for our Gypsum Wallboard segment increased during the second quarter of fiscal 2026 and are expected to remain at similar levels for the rest of the calendar year. Freight costs for our Cement segment, which relies mostly on rail delivery, increased slightly in the second quarter, and are also expected to remain stable over the remainder of the calendar year. Additionally, labor constraints, primarily drivers, can adversely affect our Concrete business. If labor constraints were to worsen, it could cause delays and inefficiencies in this business.

Maintenance costs are a significant part of our total operating expenses, and we expect a low single-digit increase in inflation for maintenance in fiscal 2026, as equipment and contractor costs remain elevated.

RESULTS OF OPERATIONS

THREE MONTHS ENDED September 30, 2025, Compared WITH THREE MONTHS ENDED september 30, 2024

	For the Three Months Ended September 30,

	2025	2024	Percentage Change

	(in thousands, except per share)

Revenue	$638,906	$623,619	2%

Cost of Goods Sold	(439,194)	(419,775)	5%

Gross Profit	199,712	203,844	(2)%

		—
Equity in Earnings of Unconsolidated Joint Venture	6,309	9,276	(32)%

Corporate General and Administrative Expense	(21,316)	(17,879)	19%

Other Non-Operating Income	1,131	724	56%

Interest Expense, net	(9,362)	(10,714)	(13)%

Earnings Before Income Taxes	176,474	185,251	(5)%
		—

Income Tax Expense	(39,091)	(41,731)	(6)%

Net Earnings	$137,383	$143,520	(4)%

Diluted Earnings per Share	$4.23	$4.26	(1)%

REVENUE

Revenue increased by $15.3 million, or 2%, to $638.9 million for the three months ended September 30, 2025. Excluding the $11.6 million related to the Aggregates Acquisitions, Revenue increased $3.7 million. Higher Sales Volumes positively affected Revenue by $5.0 million, and were partially offset by lower gross sales prices, which adversely affected Revenue by approximately $1.3 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $19.4 million, or 5%, to $439.2 million for the three months ended September 30, 2025. Excluding the $8.3 million related to the Aggregates Acquisitions, Cost of Goods Sold increased $11.1 million, or 3%.The increase was due to higher Sales Volume of $6.2 million and higher operating costs of $4.9 million.

GROSS PROFIT

Gross Profit decreased 2% to $199.7 million during the three months ended September 30, 2025. Excluding the $3.3 million of Gross Profit related to the Aggregates Acquisitions, Gross Profit decreased $7.4 million, or 4%. The decrease was primarily related to lower gross sales prices of $1.3 million and increased operating costs of $4.9 million. The gross margin declined to 28%, primarily due to lower gross sales prices.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased by $3.0 million, or 32%, for the three months ended September 30, 2025. The decrease was due to higher operating costs of $4.6 million, which were offset by higher gross sales prices of $1.6 million. Increased operating costs were primarily related to higher energy, freight, and raw materials costs, which reduced operating earnings by $1.0 million, $0.9 million, and $2.0 million respectively.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses increased by approximately $3.4 million, or 19%, for the three months ended September 30, 2025. The increase was due primarily to higher salary and incentive compensation, professional fees, and information technology costs of $1.7 million, $0.7 million, and $0.8 million, respectively.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net decreased by approximately $1.3 million, or 13%, during the three months ended September 30, 2025. This decrease was mainly due to an increase of $1.4 million in capitalized interest during fiscal 2026 compared with fiscal 2025. The increase in capitalized interest is due primarily to capital spending for the expansion and modernization of our cement plant in Laramie, Wyoming and our gypsum wallboard plant in Oklahoma.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes decreased to $176.5 million during the three months ended September 30, 2025, primarily as a result of lower Gross Profit and Equity in Earnings of Unconsolidated Joint Venture, and higher Corporate General and Administrative expense, partially offset by lower Interest Expense, net.

INCOME TAX EXPENSE

Income Tax Expense was $39.1 million for the three months ended September 30, 2025, compared with $41.7 million for the three months ended September 30, 2024. The effective tax rate declined to 22% from 23% in the prior-year period.

NET EARNINGS

Net Earnings decreased 4% to $137.4 million for the three months ended September 30, 2025.

RESULTS OF OPERATIONS

six MONTHS ENDED September 30, 2025, Compared WITH six MONTHS ENDED september 30, 2024

	For the Six Months Ended September 30,

	2025	2024	Percentage Change

	(in thousands, except per share)

Revenue	$1,273,596	$1,232,308	3%

Cost of Goods Sold	(888,285)	(841,596)	6%

Gross Profit	385,311	390,712	(1)%

Equity in Earnings of Unconsolidated Joint Venture	10,113	16,992	(40)%

Corporate General and Administrative Expense	(42,099)	(33,528)	26%

Other Non-Operating Income	2,085	3,407	(39)%

Interest Expense, net	(21,078)	(21,398)	(1)%

Earnings Before Income Taxes	334,332	356,185	(6)%

Income Tax Expense	(73,587)	(78,823)	(7)%

Net Earnings	$260,745	$277,362	(6)%

Diluted Earnings per Share	$7.99	$8.19	(2)%

REVENUE

Revenue increased by $41.3 million, or 3%, to $1,273.6 million for the six months ended September 30, 2025. Excluding the $23.0 million related to the Aggregates Acquisitions, Revenue increased $18.3 million, or 2%. Higher Sales Volumes positively affected Revenue by $24.0 million, and were partially offset by lower gross sales prices, which adversely affected Revenue by approximately $5.7 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $46.7 million, or 6%, to $888.3 million for the six months ended September 30, 2025. Excluding the $17.8 million related to the Aggregates Acquisitions, Cost of Goods Sold increased $28.9 million, or 3%.The increase was due to higher Sales Volume and operating costs of $17.7 million and $11.1 million, respectively. Higher operating costs were primarily related to our Cement and Gypsum Wallboard businesses and are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit decreased 1% to $385.3 million during the six months ended September 30, 2025. Excluding the $5.2 million of Gross Profit related to the Aggregates Acquisitions, Gross Profit decreased $10.6 million, or 3%. The decrease was primarily related to lower gross sales prices and higher operating costs of $5.7 million and $11.1 million, respectively, partially offset by higher Sales Volume of $6.2 million. The gross margin declined to 26%, primarily due to higher operating costs and lower gross sales prices.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased by $6.9 million, or 40%, for the six months ended September 30, 2025. The decrease was due to lower Sales Volume and increased operating costs of $1.1 million and $9.0 million, respectively. This was partially offset by $3.2 million from increased gross sales prices. Increased operating costs were primarily related to higher energy, freight, raw materials, and fixed costs, which reduced operating earnings by $1.7 million, $1.4 million, $2.9 million, and $2.0 million, respectively.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses increased by approximately $8.6 million, or 26%, for the six months ended September 30, 2025. The increase was due primarily to higher salary and incentive compensation, professional fees, and information technology costs of $3.9 million, $1.9 million, and $1.9 million, respectively.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net decreased by approximately $0.3 million, or 1%, during the six months ended September 30, 2025. This decrease was mainly due to an increase of $2.4 million in capitalized interest during fiscal 2026 compared with fiscal 2025. The increase in capitalized interest is due primarily to capital spending for the expansion and modernization of our cement plant in Laramie, Wyoming and our gypsum wallboard plant in Oklahoma. This was partially offset by $1.8 million of increased interest expense from our Revolving Credit Facility and Term Loan due to higher outstanding borrowings.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes decreased to $334.3 million during the six months ended September 30, 2025, primarily as a result of lower Gross Profit and Equity in Earnings of Unconsolidated Joint Venture, and higher Corporate General and Administrative expense, partially offset by lower Interest Expense, net.

INCOME TAX EXPENSE

Income Tax Expense was $73.6 million for the six months ended September 30, 2025, compared with $78.8 million for the six months ended September 30, 2024. The effective tax rate remained at 22%, consistent with the prior-year period.

NET EARNINGS

Net Earnings decreased 6% to $260.7 million for the six months ended September 30, 2025.

Three and six MONTHS ENDED september 30, 2025, COMPARED WITH three and six MONTHS ENDED september 30, 2024, BY SEGMENT

The following presents results within our two business sectors for the three and six months ended September 30, 2025, and 2024. Revenue and operating results are organized by sector and discussed by individual business segments.

Heavy Materials

CEMENT (1)

	For the Three Months Ended September 30,			For the Six Months Ended September 30,

	2025	2024	Percentage Change	2025	2024	Percentage Change

	(in thousands, except per ton information)			(in thousands, except per ton information)

Revenue, including Intersegment and Joint Venture	$384,869	$352,780	9%	$732,491	$691,942	6%

Less Intersegment Revenue	(9,904)	(10,384)	(5)%	(19,917)	(20,664)	(4)%

Less Joint Venture Revenue	(30,312)	(28,825)	5%	(57,595)	(58,135)	(1)%

Revenue	$344,653	$313,571	10%	$654,979	$613,143	7%

Sales Volume (M Tons)	2,196	2,024	8%	4,189	3,971	5%

Freight and Delivery Costs billed to Customers (2)	$(22,825)	$(20,617)	11%	$(42,956)	$(40,989)	5%

Average Net Sales Price, per ton (3)	$155.10	$156.51	(1)%	$155.87	$156.31	—

Operating Margin, per ton	$54.54	$57.28	(5)%	$47.95	$51.64	(7)%

Operating Earnings	$119,774	$115,933	3%	$200,858	$205,058	(2)%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) This amount does not include the cost of freight from our plants to our distribution terminals.

(3) Net of freight per ton, including Joint Venture.

Three months ended September 30, 2025

Cement Revenue was $384.9 million, a 9% increase, for the three months ended September 30, 2025. This increase was due to higher gross sales prices and Sales Volume, which increased Cement Revenue by $3.4 million and $28.7 million, respectively.

Cement Operating Earnings increased by $3.9 million to $119.8 million for the three months ended September 30, 2025. The increase was due to higher gross sales prices and Sales Volume of $3.4 million and $9.9 million, respectively, which were partially offset by higher operating costs of $9.4 million. The increase in operating costs was mainly due to higher freight, purchased raw materials, and labor and other fixed costs of approximately $1.9 million, $7.2 million, and $4.3 million, respectively. This was partially offset by lower maintenance costs of approximately $5.3 million. The Operating Margin decreased to 31% from 33% because of higher operating costs, partially offset by the increase in gross sales prices.

Six months ended September 30, 2025

Cement Revenue was $732.5 million, a 6% increase, for the six months ended September 30, 2025. This increase was due to higher gross sales prices and Sales Volume, which increased Cement Revenue by $4.2 million and $36.4 million, respectively.

Cement Operating Earnings decreased by $4.2 million to $200.9 million for the six months ended September 30, 2025. The decrease was due to higher operating costs of $19.8 million, which were partially offset by higher Sales Volume and higher gross sales prices of $11.4 million and $4.2 million, respectively. The increase in operating costs was mainly due to higher freight, purchased raw materials, and labor and other fixed costs of approximately $2.4 million, $10.0 million, and $12.8 million, respectively. This was partially offset by lower maintenance costs of approximately $5.6 million. The Operating Margin decreased to 27% from 30% because of higher operating costs, partially offset by the increase in gross sales prices.

CONCRETE AND AGGREGATES

	For the Three Months Ended September 30,			For the Six Months Ended September 30,

	2025	2024	Percentage Change	2025	2024	Percentage Change

	(in thousands, except per ton information)			(in thousands, except per ton information)

Revenue, including Intersegment	$85,824	$69,980	23%	$163,392	$134,795	21%

Less Intersegment Revenue	(4,178)	(4,050)	3%	(8,030)	(7,827)	3%

Revenue	$81,646	$65,930	24%	$155,362	$126,968	22%

Sales Volume

M Cubic Yards of Concrete	347	348	—	669	691	(3)%

M Tons of Aggregate	1,985	979	103%	3,716	1,778	109%

Average Net Sales Price

Concrete, Per Cubic Yard	$153.68	$149.16	3%	$152.11	$148.86	2%

Aggregates, Per Ton	$14.31	$12.65	13%	$14.28	$12.69	13%

Operating Earnings (Loss)	$7,924	$(995)	896%	$14,099	$1,985	610%

Three months ended September 30, 2025

Concrete and Aggregates Revenue increased 23% to $85.8 million for the three months ended September 30, 2025. Excluding the Aggregates Acquisitions, Revenue increased $4.2 million, or 6%. The increase was due to higher Concrete gross sales prices of $1.4 million and higher Aggregates Sales Volume of $4.9 million, which was partially offset by lower Aggregates gross prices, which reduced Revenue by $2.1 million.

Operating Earnings were approximately $7.9 million, an 896% increase. Excluding the Aggregates Acquisitions, Operating Earnings increased $5.6 million, or 660%. The increase was due to higher Sales Volume and lower operating costs, which positively affected Operating Earnings by $1.1 million and $5.1 million, respectively, partially offset by lower gross sales prices of $0.6 million. Excluding the Aggregates Acquisitions, Sales Volume increased 35%, with most of the increase in our Northern Colorado and Northern Kentucky markets. The decrease in operating costs was primarily due to lower materials, delivery, and maintenance expenses of approximately $2.3 million, $2.2 million, and $0.3 million, respectively.

Six months ended September 30, 2025

Concrete and Aggregates Revenue increased 21% to $163.4 million for the six months ended September 30, 2025. Excluding the Aggregates Acquisitions, Revenue increased $5.6 million, or 4%. The increase was due to higher Concrete gross sales prices of $2.1 million and higher Aggregates Sales Volume of $7.9 million, which was partially offset by lower Concrete Sales Volume and Aggregates gross sales prices, which reduced Revenue by $3.1 million and $1.3 million.

Operating Earnings were approximately $14.1 million, a 610% increase. Excluding the Aggregates Acquisitions, Operating Earnings increased $6.9 million, or 345%. The increase was due to higher gross sales prices and higher Aggregates Sales Volume, which positively affected Operating Earnings by $0.8 million and $2.9 million, respectively, as well as lower operating costs of $3.2 million. Excluding the Aggregates Acquisitions, Sales Volume increased 33%, with most of the increase in our Northern Colorado and Northern Kentucky markets. The decrease in operating costs was primarily due to lower materials and maintenance expenses of approximately $1.1 million and $1.2 million, respectively.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended September 30,			For the Six Months Ended September 30,

	2025	2024	Percentage Change	2025	2024	Percentage Change

	(in thousands, except per ton information)			(in thousands, except per ton information)

Revenue	$183,482	$214,975	(15)%	$404,998	$432,801	(6)%

Sales Volume (MMSF)	648	752	(14)%	1,432	1,509	(5)%

Freight and Delivery Costs Billed to Customers	$(32,567)	$(36,862)	(12)%	$(71,939)	$(73,347)	(2)%

Average Net Sales Price, per MSF (1)	$232.94	$236.88	(2)%	$232.65	$238.16	(2)%

Freight, per MSF	$50.26	$49.02	3%	$50.24	$48.61	3%

Operating Margin, per MSF	$103.87	$119.87	(13)%	$111.70	$122.01	(8)%

Operating Earnings	$67,307	$90,141	(25)%	$159,948	$184,117	(13)%

(1) Net of freight per MSF.

Three months ended September 30, 2025

Gypsum Wallboard Revenue was $183.5 million, a 15% decrease for the three months ended September 30, 2025. Lower gross sales prices and Sales Volume reduced Revenue by approximately $1.8 million and $29.7, respectively. Our market share remained relatively consistent during the three months ended September 30, 2025.

Operating Earnings decreased 25% to $67.3 million, primarily because of lower gross sales prices and Sales Volume of $1.8 million and $12.5 million, as well as higher operating costs of $8.6 million. The higher operating costs were primarily related to freight, maintenance, energy, input costs (mainly fiber), and fixed costs, which reduced Operating Earnings by approximately $0.8 million, $0.6 million, $1.4 million, $0.9 million, and $1.8 million, respectively. Operating Margin decreased to 37% for the three months ended September 30, 2025, primarily because of lower gross sales prices and higher operating costs. Fixed costs are less than 20% of the overall cost of wallboard; therefore, changes in utilization generally have a relatively minor impact on our operating cost per unit.

Six months ended September 30, 2025

Gypsum Wallboard Revenue was $405.0 million, a 6% decrease for the six months ended September 30, 2025. Lower gross sales prices and Sales Volume negatively affected Revenue by approximately $5.7 million and $22.1 million, respectively. Our market share remained relatively consistent during the six months ended September 30, 2025.

Operating Earnings decreased 13% to $159.9 million, primarily because of lower gross sales prices and Sales Volume of $5.7 million and $9.4 million, respectively, as well as higher operating costs of $9.1 million. The higher operating costs were primarily related to freight, maintenance and energy, which reduced Operating Earnings by approximately $2.4 million, $1.8 million, and $2.2 million, respectively. Operating Margin decreased to 39% for the six months ended September 30, 2025, primarily because of lower gross sales prices and higher operating costs. Fixed costs are less than 20% of the overall cost of wallboard; therefore, changes in utilization generally have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended September 30,			For the Six Months Ended September 30,

	2025	2024	Percentage Change	2025	2024	Percentage Change

	(in thousands, except per ton information)			(in thousands, except per ton information)

Revenue, including Intersegment	$48,596	$50,777	(4)%	$99,700	$105,017	(5)%

Less Intersegment Revenue	(19,471)	(21,634)	(10)%	(41,443)	(45,621)	(9)%

Revenue	$29,125	$29,143	—	$58,257	$59,396	(2)%

Sales Volume (M Tons)	82	85	(4)%	172	176	(2)%

Average Net Sales Price, per ton (1)	$598.48	$595.19	1%	$581.55	$596.33	(2)%

Operating Margin, per ton	$134.34	$94.60	42%	$119.30	$94.00	27%

Operating Earnings	$11,016	$8,041	37%	$20,519	$16,544	24%

(1) Net of freight per ton.

Three months ended September 30, 2025

Recycled Paperboard Revenue decreased 4% to $48.6 million during the three months ended September 30, 2025. Lower Sales Volume reduced Revenue by $2.5 million, partially offset by higher gross sales prices of $0.3 million. Higher gross sales prices were related to the pricing provision changes in our long-term sales agreements.

Operating Earnings increased 37% to $11.0 million, primarily because of higher gross sales prices and lower operating costs, which increased Operating Earnings by $0.3 million and $3.1 million, respectively. This was partially offset by lower Sales Volume, which reduced Operating Earnings by approximately $0.4 million. The decrease in operating costs was primarily related to lower input costs, namely fiber, of approximately $5.5 million, which were partially offset by higher energy, maintenance and supplies, and fixed costs of $0.8 million, $0.9 million, and $0.3 million, respectively. Operating Margin increased to 23%, largely due to the decrease in operating costs. Although the Company has certain pricing provisions in its long-term sales agreements, prices are adjusted only at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

Six months ended September 30, 2025

Recycled Paperboard Revenue decreased 5% to $99.7 million during the three months ended September 30, 2025. Lower gross sales prices and Sales Volume reduced Revenue by $2.5 million and $2.8 million, respectively. Lower gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 24% to $20.5 million, primarily because of lower operating costs, which increased Operating Earnings by $6.6 million. This was partially offset by lower gross sales prices and Sales Volume, which reduced Operating Earnings by approximately $2.5 million and $0.4 million, respectively. The decrease in operating costs was primarily related to lower input costs, namely fiber, of approximately $9.0 million, which were partially offset by higher energy and fixed costs of $1.2 million and $0.5 million, respectively. Operating Margin increased to 21%, with the decrease in operating costs offsetting the lower gross sales prices. Although the Company has certain pricing provisions in its long-term sales agreements, prices are adjusted only at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

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

Information regarding our Critical Accounting Policies can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the Annual Report). The three Critical Accounting Policies that we believe are material to our financial statements, and require either the most judgment, or the selection or application of alternative accounting policies, are those related to long-lived assets, goodwill, and business combinations. Management has discussed the development and selection of these Critical Accounting Policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm. In addition, Note (A) in the Notes to Consolidated Financial Statements in our Annual Report contains a summary of our significant accounting policies.

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

Cash Flow

The following table provides a summary of our cash flows:

	For the Six Months Ended September 30,

	2025	2024

	(dollars in thousands)

Net Cash Provided by Operating Activities	$341,231	$365,898

Investing Activities:

Additions to Property, Plant, and Equipment	(184,635)	(99,605)

Acquisition Spending	—	(24,881)

Net Cash Used in Investing Activities	(184,635)	(124,486)

Financing Activities:

Borrowings Under Revolving Credit Facility	130,000	80,000

Repayment of Borrowings Under Revolving Credit Facility	(75,000)	(95,000)

Repayment of Term Loan	(7,500)	(5,000)

Dividends Paid to Stockholders	(16,631)	(17,001)

Purchase and Retirement of Common Stock	(167,700)	(146,176)

Proceeds from Stock Option Exercises	479	2,205

Shares Redeemed to Settle Employee Taxes on Stock Compensation	(5,612)	(1,456)

Net Cash Used in Financing Activities	(141,964)	(182,428)

Net Increase in Cash and Cash Equivalents	$14,632	$58,984

Net Cash Provided by Operating Activities decreased by $24.7 million to $341.2 million during the six months ended September 30, 2025. This decrease was primarily attributable to lower cash flows from changes in Working Capital and Operating Earnings of $33.2 million and $16.7 million, respectively, partially offset by higher non cash activity of $25.2 million. The decrease in cash from Working Capital is due to a $65.7 million increase in cash flows from Income Taxes Payable at September 30, 2024, which resulted from our deferring tax payments for the three and six months ended September 30, 2024. The Internal Revenue Service granted this deferral to individuals and businesses in Texas that were affected by severe storms, straight-line winds, tornados, and flooding that occurred in April 2024. These deferred tax payments were made in December 2024.

Working Capital increased by $0.5 million to $424.1 million at September 30, 2025, compared with March 31, 2025. The increase was primarily due to higher Cash, Accounts Receivable, net, and Prepaid and Other Assets of $14.6 million, $38.5 million, and $2.9 million, respectively. This was partially offset by $10.2 million of lower Income Tax Receivable, net and $45.0 million of lower Inventories.

The increase in Accounts Receivable at September 30, 2025, was primarily related to higher Revenue during the three months ended September 30, 2025, compared with the three months ended March 31, 2025. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 40% and 45% at September 30, 2025, and March 31, 2025, respectively. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at September 30, 2025.

Our Inventory balance at September 30, 2025, decreased by approximately $45.0 million from our balance at March 31, 2025. Within Inventory, Raw Materials and Materials-in-Progress, Finished Cement, and Aggregates declined $23.7 million, $19.4 million, and $2.5 million, respectively. The decline in Raw Materials and Materials-in-Progress and Finished Cement is consistent with our business cycle; we generally build up clinker inventory over the winter months to meet the demand for cement in the spring and summer. The largest individual balance in our Inventory is Repair Parts. These parts are necessary given the size and complexity of our manufacturing plants, and the age of certain of our plants, which creates the need to stock a high level of Repair Parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence because our products are basic construction materials.

Net Cash Used in Investing Activities during the six months ended September 30, 2025, was approximately $184.6 million, compared with $124.5 million during the same period in 2024. The $60.1 million increase was primarily related to the modernization and expansion of our Mountain Cement facility.

Net Cash Used in Financing Activities was $142.0 million during the six months ended September 30, 2025 compared with $182.4 million during the same period in 2024. The $40.4 million decrease was mainly related to higher borrowings, net of repayments of $67.5 million, partially offset by higher Purchase and Retirement of Common Stock and Shares Redeemed to Settle Employee Taxes of $21.5 million and $4.1 million, respectively.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 45.7% and 45.0%, respectively, at September 30, 2025, compared with 46.1% and 45.7%, respectively, at March 31, 2025.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities at September 30, 2025:

Maturity

Revolving Credit Facility	February 2030

Term Loan	February 2030

2.500% Senior Unsecured Notes	July 2031

See Note (M) in the Notes to Unaudited Consolidated Financial Statements for further details on the Company’s debt facilities, including interest rate, and financial and other covenants and restrictions.

The revolving borrowing capacity of our Revolving Credit Facility is $750.0 million (any revolving loans borrowed under the Revolving Credit Facility, as applicable, the Revolving Loans). The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At September 30, 2025, we had $255.0 million outstanding of Revolving Loans under the Revolving Credit Facility and $9.9 million of outstanding letters of credit, leaving us with $485.1 million of available borrowings under the Revolving Credit Facility, net of the outstanding letters of credit. We are contingently liable for performance under $47.9 million in performance bonds relating primarily to our mining operations. We do not have any off-balance sheet debt, or any outstanding debt guarantees.

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

We had approximately $38.8 million of lease liabilities at September 30, 2025, with an average remaining life of approximately 11.8 years.

Dividends

Dividends paid were $16.6 million and $17.0 million for the six months ended September 30, 2025, and 2024, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

During the six months ended September 30, 2025, our share repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30, 2025	159,581	$219.08	—

May 1 through May 31, 2025	135,000	229.65	—

June 1 through June 30, 2025	63,357	199.75	—

Quarter 1 Totals	357,938	$219.64	—

July 1 through July 31, 2025	155,500	$217.65	—

August 1 through August 31, 2025	135,000	228.89	—

September 1 through September 30, 2025	105,000	231.76	—

Quarter 2 Totals	395,500	$225.24	—

Year-to-Date Totals	753,438	$222.58	—	3,916,059

On May 17, 2022, the Board of Directors authorized us to repurchase an additional 7.5 million shares. This authorization brought the cumulative total of common stock our Board has approved for repurchase in the open market to 55.9 million shares since we became publicly held in April 1994. Through September 30, 2025, we have repurchased approximately 52.0 million shares.

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

During the six months ended September 30, 2025, the Company withheld from employees 23,968 shares of stock upon the vesting of Restricted Shares that were granted under the Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is necessary once the Restricted Shares or Restricted Share Units are vested.

Capital Expenditures

The following table details capital expenditures by category:

	For the Six Months Ended September 30,

	2025	2024

	(dollars in thousands)

Land and Quarries	$3,057	$4,293

Plants	150,924	62,203

Buildings, Machinery and Equipment	30,654	33,109

Total Capital Expenditures	$184,635	$99,605

Capital expenditures for fiscal 2026 are expected to range from $475.0 million to $500.0 million and will be allocated across both Heavy Materials and Light Materials sectors. These estimated capital expenditures will include the expansion and modernization of our Mountain Cement facility in Wyoming, the modernization of our gypsum wallboard plant in Oklahoma, and maintenance capital expenditures and improvements, as well as other safety and regulatory projects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility and Term Loan. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to interest rate changes. We had a $750.0 million Revolving Credit Facility at September 30, 2025, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $255.0 million of borrowings under the Revolving Credit Facility and the $288.8 million of borrowings under the Term Loan at September 30, 2025, would increase interest expense by approximately $5.4 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

We are currently undertaking a significant multi-year ERP implementation to upgrade our information technology platforms and business processes. The ERP implementation is occurring in phases over several years, which began in fiscal 2025 with the implementation at Corporate. During the three months ended September 30, 2025, we implemented the ERP at our Gypsum Wallboard and Recycled Paperboard segments.

As a result of this multi-year implementation, we expect certain changes to our processes and procedures, which, in turn, will result in changes to our internal control over financial reporting. While we expect this implementation to strengthen our internal control over financial reporting by automating certain manual processes and standardizing business processes and reporting across our organization, we will continue to evaluate and monitor our internal control over financial reporting as processes and procedures in the affected areas evolve.

With the exception of the implementations described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2025.

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

10.1*	Non-Employee Director Compensation Summary. (1)
10.2*	Form of Director Restricted Stock Agreement. (1)
31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.
104.1*	Cover Page Interactive Data File – (formatted as Inline XBRL and Contained in Exhibit 101).

* Filed herewith.

(1) Management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

October 30, 2025	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

October 30, 2025	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

October 30, 2025	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)