Form 10-Q
period 2025-12-31
EAGLE MATERIALS INC
filed 2026-01-29
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of January 26, 2026, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	31,432,138

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (UNAUDITED)

PART I. FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. Consolidated Financial Statements

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2025	2024	2025	2024

	(dollars in thousands, except share and per share data)

Revenue	$555,956	$558,025	$1,829,552	$1,790,333

Cost of Goods Sold	395,050	380,212	1,283,335	1,221,808

Gross Profit	160,906	177,813	546,217	568,525

Equity in Earnings of Unconsolidated Joint Venture	4,420	4,987	14,533	21,979

Corporate General and Administrative Expense	(24,010)	(20,818)	(66,109)	(54,346)

Other Non-Operating Income	1,644	1,381	3,729	4,788

Interest Expense, net	(13,712)	(9,061)	(34,790)	(30,459)

Earnings Before Income Taxes	129,248	154,302	463,580	510,487

Income Taxes	(26,345)	(34,728)	(99,932)	(113,551)

Net Earnings	$102,903	$119,574	$363,648	$396,936

EARNINGS PER SHARE

Basic	$3.23	$3.59	$11.28	$11.85

Diluted	3.22	3.56	11.21	11.75

WEIGHTED-AVERAGE SHARES OUTSTANDING

Basic	31,824,706	33,317,168	32,247,333	33,493,382

Diluted	32,005,925	33,608,538	32,429,251	33,771,660

CASH DIVIDENDS PER SHARE	$0.25	$0.25	$0.75	$0.75

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2025	2024	2025	2024

	(dollars in thousands)

Net Earnings	$102,903	$119,574	$363,648	$396,936

Net Actuarial Change in Defined Benefit Plans:

Amortization of Net Actuarial Loss	53	60	159	180

Tax Expense	(12)	(15)	(36)	(45)

Comprehensive Earnings	$102,944	$119,619	$363,771	$397,071

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	December 31,	March 31,

	2025	2025

	(dollars in thousands)

ASSETS

Current Assets

Cash and Cash Equivalents	$418,999	$20,401

Accounts Receivable, net	208,511	212,332

Inventories	384,879	415,175

Income Tax Receivable	8,123	10,020

Prepaid and Other Assets	11,603	10,729

Total Current Assets	1,032,115	668,657

Property, Plant, and Equipment, net	1,984,828	1,792,982

Investment in Joint Venture	154,622	140,089

Operating Lease Right-of-Use Assets	30,108	29,313

Goodwill and Intangible Assets, net	588,019	595,752

Other Assets	53,743	37,795

Total Assets	$3,843,435	$3,264,588

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$124,241	$129,895

Accrued Liabilities	96,247	96,077

Operating Lease Liabilities	4,241	4,032

Income Taxes Payable	1,774	—

Current Portion of Long-Term Debt	15,000	15,000

Total Current Liabilities	241,503	245,004

Long-Term Debt	1,748,179	1,223,316

Noncurrent Operating Lease Liabilities	33,392	33,597

Other Long-Term Liabilities	65,836	66,029

Deferred Income Taxes	260,900	239,942

Total Liabilities	2,349,810	1,807,888

Stockholders’ Equity

Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—

Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 31,554,877 and 32,973,121 Shares, respectively	316	330

Capital in Excess of Par Value	—	—

Accumulated Other Comprehensive Losses	(3,002)	(3,125)

Retained Earnings	1,496,311	1,459,495

Total Stockholders’ Equity	1,493,625	1,456,700

	$3,843,435	$3,264,588

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended December 31,

	2025	2024

	(dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Earnings	$363,648	$396,936

Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity:

Depreciation, Depletion, and Amortization	124,243	116,661

Deferred Income Tax Provision	20,958	1,457

Stock Compensation Expense	15,804	14,221

Equity in Earnings of Unconsolidated Joint Venture	(14,533)	(21,979)

Changes in Operating Assets and Liabilities:

Accounts Receivable	3,821	20,606

Inventories	30,296	(17,277)

Accounts Payable and Accrued Liabilities	(9,187)	(15,175)

Other Assets	(24,348)	(18,041)

Income Taxes Payable (Receivable)	1,328	8,371

Net Cash Provided by Operating Activities	512,030	485,780

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to Property, Plant, and Equipment	(294,680)	(146,975)

Acquisition Spending	—	(24,881)

Net Cash Used in Investing Activities	(294,680)	(171,856)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings Under Revolving Credit Facility	145,000	100,000

Repayment of Borrowings Under Revolving Credit Facility	(345,000)	(185,000)

Repayment of Term Loan	(11,250)	(7,500)

Proceeds from Issuance of 5.000% Senior Unsecured Notes	741,772	—

Payment of Debt Issuance Costs	(6,851)	—

Dividends Paid to Stockholders	(24,477)	(25,373)

Purchase and Retirement of Common Stock	(310,282)	(201,276)

Payment of Excise Tax on Purchases and Retirement of Common Stock	(2,587)	(3,331)

Proceeds from Stock Option Exercises	535	6,260

Shares Redeemed to Settle Employee Taxes on Stock Compensation	(5,612)	(1,456)

Net Cash Provided by (Used in) Financing Activities	181,248	(317,676)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	398,598	(3,752)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,401	34,925

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$418,999	$31,173

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total

	(dollars in thousands)

Balance at March 31, 2024	$341	$—	$1,311,567	$(3,373)	$1,308,535

Net Earnings	—	—	133,842	—	133,842

Stock Option Exercises and Restricted Share Vesting	—	56	—	—	56

Stock Compensation Expense	—	4,539	—	—	4,539

Shares Redeemed to Settle Employee Taxes	—	(1,421)	—	—	(1,421)

Purchase and Retirement of Common Stock	(3)	(3,174)	(83,168)	—	(86,345)

Dividends to Stockholders	—	—	(8,453)	—	(8,453)

Unfunded Pension Liability, net of tax	—	—	—	45	45

Balance at June 30, 2024	$338	$—	$1,353,788	$(3,328)	$1,350,798

Net Earnings	—	—	143,520	—	143,520

Stock Option Exercises and Restricted Share Vesting	—	2,149	—	—	2,149

Stock Compensation Expense	—	4,864	—	—	4,864

Shares Redeemed to Settle Employee Taxes	—	(35)	—	—	(35)

Purchase and Retirement of Common Stock	(3)	(6,978)	(54,312)	—	(61,293)

			—
Dividends to Stockholders	—	—	(8,399)	—	(8,399)

Unfunded Pension Liability, net of tax	—	—	—	45	45

Balance at September 30, 2024	$335	$—	$1,434,597	$(3,283)	$1,431,649

Net Earnings	—	—	119,574	—	119,574

Stock Option Exercises and Restricted Share Vesting	1	4,054	—	—	4,055

Stock Compensation Expense	—	4,818	—	—	4,818

Purchase and Retirement of Common Stock	(2)	(8,872)	(46,777)	—	(55,651)

Dividends to Stockholders	—	—	(8,351)	—	(8,351)

Unfunded Pension Liability, net of tax	—	—	—	45	45

Balance at December 31, 2024	$334	$—	$1,499,043	$(3,238)	$1,496,139

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total

	(dollars in thousands)

Balance at March 31, 2025	$330	$—	$1,459,495	$(3,125)	$1,456,700

Net Earnings	—	—	123,362	—	123,362

Stock Compensation Expense	—	4,822	—	—	4,822

Shares Redeemed to Settle Employee Taxes	(1)	(4,822)	(756)	—	(5,579)

Purchase and Retirement of Common Stock	(3)	—	(79,400)	—	(79,403)

Dividends to Stockholders	—	—	(8,169)	—	(8,169)

Unfunded Pension Liability, net of tax	—	—	—	41	41

Balance at June 30, 2025	$326	$—	$1,494,532	$(3,084)	$1,491,774

Net Earnings	—	—	137,383	—	137,383

Stock Option Exercises and Restricted Share Vesting	—	479	—	—	479

Stock Compensation Expense	—	5,468	—	—	5,468

Shares Redeemed to Settle Employee Taxes	—	(5,947)	5,914	—	(33)

Purchase and Retirement of Common Stock	(4)	—	(89,971)	—	(89,975)

Dividends to Stockholders	—	—	(8,079)	—	(8,079)

Unfunded Pension Liability, net of tax	—	—	—	41	41

Balance at September 30, 2025	$322	$—	$1,539,779	$(3,043)	$1,537,058

Net Earnings	—	—	102,903	—	102,903

Stock Option Exercises and Restricted Share Vesting	—	56	—	—	56

Stock Compensation Expense	—	5,514	—	—	5,514

Purchase and Retirement of Common Stock	(6)	(5,570)	(138,440)	—	(144,016)

Dividends to Stockholders	—	—	(7,931)	—	(7,931)

Unfunded Pension Liability, net of tax	—	—	—	41	41

Balance at December 31, 2025	$316	$—	$1,496,311	$(3,002)	$1,493,625

See Notes to Unaudited Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying Unaudited Consolidated Financial Statements as of and for the three and nine months ended December 31, 2025, include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission on May 20, 2025.

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

In July 2025, the FASB issued Accounting Standards Update No. 2025-05, Credit Losses (Topic 326) – Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide all entities with a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The new standard is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. Entities that use the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), to modernize the accounting for and disclosure of internal-use software costs. The guidance removes all references to project stages, defines the threshold to begin capitalizing costs, and clarifies the disclosure requirements of capitalized software costs. The new standard is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, and can be applied retrospectively, prospectively, or on a modified transition approach. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	For the Nine Months Ended December 31,

	2025	2024

	(dollars in thousands)

Cash Payments:

Interest	$42,180	$37,223

Income Taxes	77,765	110,683

Operating Cash Flows Used for Operating Leases	4,438	6,802

Noncash Financing Activities:

Right-of-Use Assets Obtained for Capitalized Operating Leases	$3,325	$19,588

Excise Tax on Share Repurchases	515	2,013

(C) ACQUISITION

On January 7, 2025, we purchased Bullskin Stone & Lime LLC, an aggregates business located in Western Pennsylvania (the Aggregate Acquisition) for approximately $149.9 million, which was accounted for under the acquisition method. The purchase price was funded through borrowings under our Revolving Credit Facility. Operations related to the Aggregate Acquisition are included in the Concrete and Aggregates segment of our segment reporting.

The following table summarizes the allocation of the purchase price to the fair value of assets acquired and liabilities assumed (based on Level 3 inputs of the fair value hierarchy) as of December 31, 2025.

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

The following table presents the Revenue and Operating Earnings related to the Acquisition that have been included in our Consolidated Statement of Earnings for the three and nine months ended December 31, 2025.

	For the Three Months Ended December 31, 2025	For the Nine Months Ended December 31, 2025

	(dollars in thousands)

Revenue	$7,567	$24,371

Operating Earnings	$1,065	$5,438

Included in Operating Earnings shown above is approximately $1.7 million and $5.1 million related to depreciation and amortization for the three and nine months ended December 31, 2025, respectively.

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

See Note (N) to the Unaudited Consolidated Financial Statements for disaggregation of Revenue by segment.

(E) ACCOUNTS RECEIVABLE

Accounts Receivable are shown net of the allowance for credit losses totaling $6.8 million and $6.7 million at December 31, 2025, and March 31, 2025, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based on analysis of economic trends in the construction industry, detailed analysis of the expected collectability of past due accounts receivable, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

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

	December 31,	March 31,

	2025	2025

	(dollars in thousands)

Raw Materials and Materials-in-Progress	$140,917	$164,683

Finished Cement	57,604	67,711

Aggregates	13,839	17,681

Gypsum Wallboard	5,958	5,708

Recycled Paperboard	12,434	7,814

Repair Parts and Supplies	135,032	126,983

Fuel and Coal	19,095	24,595

	$384,879	$415,175

(G) ACCRUED EXPENSES

Accrued Expenses consist of the following:

	December 31,	March 31,

	2025	2025

	(dollars in thousands)

Payroll and Incentive Compensation	$37,316	$31,918

Benefits	16,647	16,950

Interest	5,852	7,689

Dividends	8,164	8,463

Property Taxes	5,485	5,836

Power and Fuel	3,239	4,045

Freight	4,952	3,664

Excise Tax	4,337	3,822

Legal and Professional	4,264	3,953

Sales and Use Tax	1,832	1,500

Other	4,159	8,237

	$96,247	$96,077

(H) LEASES

We lease certain real estate, buildings, and equipment, including railcars and barges. Certain of these leases contain escalations of rent over the term of the lease, as well as options for us to extend the term of the lease at the end of the original term. These extensions range from periods of one year to 20 years. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. In calculating the present value of future minimum lease payments, we use the rate implicit in the lease if it can be determined. Otherwise, we use our incremental borrowing rate in effect at the commencement of the lease to determine the present value of the future minimum lease payments. Additionally, we lease certain equipment under short-term leases with initial terms of less than 12 months; these short-term leases are not recorded on the balance sheet.

Lease expense for our operating and short-term leases is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2025	2024	2025	2024

	(dollars in thousands)

Operating Lease Cost	$2,253	$1,982	$6,712	$5,933

Short-Term Lease Cost	375	317	1,516	962

Total Lease Cost	$2,628	$2,299	$8,228	$6,895

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows:

	December 31,	March 31,

	2025	2025

	(dollars in thousands)

Operating Leases:

Operating Lease Right-of-Use Assets	$30,108	$29,313

Current Operating Lease Liabilities	$4,241	$4,032

Noncurrent Operating Lease Liabilities	33,392	33,597

Total Operating Lease Liabilities	$37,633	$37,629

Future payments for operating leases are as follows:

Amount
Fiscal Year	(dollars in thousands)

2026 (remaining three months)	$1,420

2027	5,227

2028	4,467

2029	4,044

2030	4,130

Thereafter	30,037

Total Lease Payments	$49,325

Less: Imputed Interest	(11,692)

Present Value of Lease Liabilities	$37,633

Weighted-Average Remaining Lease Term (in years)	11.8

Weighted-Average Discount Rate	4.43%

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

In August 2025, the Compensation Committee granted 9,735 shares of time-vesting restricted stock to members of the Board of Directors (the Fiscal 2026 Board of Directors Restricted Stock Award). Restricted stock granted under the Fiscal 2026 Board of Directors Restricted Stock Award vest one year after the grant date and were valued at the closing price of the stock on the grant date. The value of the Fiscal 2026 Board of Directors Restricted Stock Award is being expensed over a one-year period.

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

STOCK OPTIONS

Stock option expense for all outstanding stock option awards totaled approximately $0.5 million and $1.3 million for the three and nine months ended December 31, 2025, respectively and $0.3 million and $0.9 million for the three and nine months ended December 31, 2024, respectively. At December 31, 2025, there was approximately $2.7 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table represents stock option activity for the nine months ended December 31, 2025:

	Number of Shares	Weighted- Average Exercise Price

Outstanding Options at March 31, 2025	184,233	$95.75

Granted	29,424	$213.66

Exercised	(6,936)	$77.10

Cancelled	—	$—

Outstanding Options at December 31, 2025	206,721	$113.16

Options Exercisable at December 31, 2025	159,789

Weighted-Average Fair Value of Options Granted During the Year		$90.94

The following table summarizes information about stock options outstanding at December 31, 2025:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price

$59.32 - $81.28	81,124	4.09	$61.80	81,124	$61.80

$91.21 - $100.88	32,852	2.51	$94.95	32,852	$94.95

$118.27 - $139.25	48,931	6.36	$126.59	36,476	$126.88

$143.09 - $261.76	43,814	2.42	$206.91	9,337	$182.32

	206,721	4.02	$113.16	159,789	$90.51

At December 31, 2025, the aggregate intrinsic value of the outstanding and exercisable options was approximately $19.5 million and $18.7 million, respectively. The total intrinsic value of options exercised during the nine months ended December 31, 2025, was approximately $1.0 million.

RESTRICTED STOCK UNITS AND RESTRICTED STOCK

The following table summarizes the activity for restricted stock units and nonvested restricted stock during the nine months ended December 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value

Restricted Stock Units and Nonvested Restricted Stock at March 31, 2025	194,099	$150.56

Granted	70,167	$215.28

Vested	(73,347)	$107.09

Cancelled	—	$—

Restricted Stock Units and Nonvested Restricted Stock at December 31, 2025	190,919	$123.94

Expense related to restricted stock units and restricted stock was approximately $5.0 million and $14.5 million for the three and nine months ended December 31, 2025, respectively, and $4.5 million and $13.3 million for the three and nine months ended December 31, 2024, respectively. At December 31, 2025, there was approximately $22.8 million of unearned compensation from restricted stock units and nonvested restricted shares, which will be recognized over a weighted-average period of 1.3 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the 2023 Plan was 1,243,958 at December 31, 2025.

(J) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2025	2024	2025	2024

Weighted-Average Shares of Common Stock Outstanding	31,824,706	33,317,168	32,247,333	33,493,382

Effect of Dilutive Shares:

Assumed Exercise of Outstanding Dilutive Options	175,289	203,978	176,601	231,459

Less Shares Repurchased from Proceeds of Assumed Exercised Options	(74,668)	(67,763)	(75,339)	(86,173)

Restricted Stock and Restricted Stock Units	80,598	155,155	80,656	132,992

Weighted-Average Common Stock and Dilutive Securities Outstanding	32,005,925	33,608,538	32,429,251	33,771,660

Shares Excluded Due to Anti-Dilution Effects, Including Contingent Awards	39,215	5,476	35,999	4,047

(K) PENSION AND EMPLOYEE BENEFIT PLANS

We historically sponsored several single-employer defined benefit plans, which we merged into a single plan on March 31, 2025. This defined benefit plan, along with our defined contribution plan, covers substantially all our employees. Benefits paid under the single-employer defined benefit plans covering certain hourly employees were historically based on years of service and the employee’s qualifying compensation over the last few years of employment. These plans have been frozen to new participants and new benefits over the last several years, with the last plan frozen during fiscal 2020. Our defined benefit plans are all fully funded, with plan assets exceeding the benefit obligation at March 31, 2025. Due to the frozen status and current funding of the single-employer pension plans, our expected pension expense for fiscal 2026 is less than $0.1 million.

(L) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the nine months ended December 31, 2025, was approximately 22%, which is consistent with the tax rate for the nine months ended December 31, 2024. The effective tax rate was higher than the U.S. statutory rate of 21% mainly due to state income taxes, partially offset by a benefit recognized related to percentage depletion.

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

(M) LONG-TERM DEBT

Long-Term Debt at December 31, 2025 was as follows:

	December 31,	March 31,

	2025	2025

	(dollars in thousands)

Revolving Credit Facility	$—	$200,000

2.500% Senior Unsecured Notes Due 2031	750,000	750,000

5.000% Senior Unsecured Notes Due 2036	750,000	—

Term Loan	285,000	296,250

Total Debt	1,785,000	1,246,250

Less: Current Portion of Long-Term Debt	(15,000)	(15,000)

Less: Unamortized Discount and Debt Issuance Costs	(21,821)	(7,934)

Long-Term Debt	$1,748,179	$1,223,316

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

We had no outstanding borrowings under the Revolving Credit Facility. There was $9.9 million of letters of credit outstanding as of December 31, 2025, leaving us with $740.1 million of available borrowings under the Revolving Credit Facility, net of the letters of credit outstanding. We were in compliance with all Financial Covenants on December 31, 2025; therefore, the entire $740.1 million is available for future borrowings.

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

5.000% Senior Unsecured Notes Due 2036

On November 13, 2025, we issued $750.0 million aggregate principal amount of 5.000% senior notes due March 2036 (the 5.000% Senior Unsecured Notes). The 5.000% Senior Unsecured Notes are senior unsecured obligations of the Company and are not guaranteed by any of our subsidiaries. The 5.000% Senior Unsecured Notes were issued net of original issue discount of $8.2 million and have an effective interest rate of approximately 5.1%. The original issue discount is being amortized by the effective interest method over the term of the notes. The 5.000% Senior Unsecured Notes are redeemable prior to December 15, 2035, at a redemption price equal to the greater of (i) the present value of remaining scheduled payments of principal and interest from the applicable redemption date to December 15, 2035, discounted to the redemption date on a semi-annual basis at the Treasury rate plus 20 basis points, less interest accrued to the applicable redemption date and (ii) 100% of the aggregate principal amount of the 5.000% Senior Unsecured Notes being redeemed, plus, in either case, accrued and unpaid interest to, but excluding, the applicable redemption date. The 5.000% Senior Unsecured Notes are redeemable on or after December 15, 2035, at a redemption price equal to 100% of the aggregate principal amount of the 5.000% Senior Unsecured Notes being redeemed, plus accrued and unpaid interest to, but excluding, the applicable redemption date. If we experience certain change of control triggering events, we would be required to offer to repurchase the 5.000% Senior Unsecured Notes at a purchase price equal to 101% of the aggregate principal amount of the 5.000% Senior Unsecured Notes being repurchased, plus accrued and unpaid interest to, but excluding, the applicable repurchase date. The indenture governing the 5.000% Senior Unsecured Notes contains certain covenants that limit our ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets, and provides for certain events of default that, if any occurred, would permit or require the principal of and accrued interest on the 5.000% Senior Unsecured Notes to become or be declared due and payable.

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

For the Three Months Ended December 31, 2025 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$283,496	$68,999	$175,874	$27,587	$555,956

Intersegment Revenue	8,309	4,500	—	20,251	33,060

Revenue from Joint Venture	29,366	—	—	—	29,366

	$321,171	$73,499	$175,874	$47,838	$618,382

Reconciliation of Revenue

Intersegment Revenue					(33,060)

Revenue from Joint Venture					(29,366)

Total Consolidated Revenue					$555,956

Less:

Freight and Delivery	$24,868	$7,116	$32,394	$—	$64,378

Parts, Supplies, and Services (Includes Maintenance)	48,696	13,681	4,998	3,899	71,274

Energy	35,960	2,219	8,427	4,266	50,872

Raw Materials	26,176	26,127	44,035	19,291	115,629

Labor and Fixed Costs	43,496	10,155	16,584	5,467	75,702

Depreciation, Depletion, and Amortization (1)	24,169	6,999	5,663	3,295	40,126

Purchased Cement	21,773	—	—	—	21,773

Other Segment Items	4,690	5,822	2,416	374	13,302

Segment Profit	$91,343	$1,380	$61,357	$11,246	$165,326

Reconciliation of Segment Profit and Loss

Corporate General and Administrative Expense					(24,010)

Other Non-Operating Income					1,644

Interest Expense					(13,712)

Earnings Before Income Taxes					$129,248

For the Nine Months Ended December 31, 2025 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$938,475	$224,361	$580,872	$85,844	$1,829,552

Intersegment Revenue	28,226	12,530	—	61,694	102,450

Revenue from Joint Venture	86,961	—	—	—	86,961

	$1,053,662	$236,891	$580,872	$147,538	$2,018,963

Reconciliation of Revenue

Intersegment Revenue					(102,450)

Revenue from Joint Venture					(86,961)

Total Consolidated Revenue					$1,829,552

Less:

Freight and Delivery	$85,672	$22,003	$104,332	$—	$212,007

Parts, Supplies, and Services (Includes Maintenance)	165,330	38,869	15,609	10,356	230,164

Energy	108,050	7,015	25,539	12,640	153,244

Raw Materials	76,541	86,261	130,451	60,549	353,802

Labor and Fixed Costs	130,603	31,178	47,723	16,329	225,833

Depreciation, Depletion, and Amortization (1)	70,231	20,927	18,676	10,873	120,707

Purchased Cement	60,878	—	—	—	60,878

Other Segment Items	64,156	15,159	17,237	5,026	101,578

Segment Profit	$292,201	$15,479	$221,305	$31,765	$560,750

Reconciliation of Segment Profit and Loss

Corporate General and Administrative Expense					(66,109)

Other Non-Operating Income					3,729

Interest Expense					(34,790)
					.

Earnings Before Income Taxes					$463,580

For the Three Months Ended December 31, 2024 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$259,890	$56,405	$209,493	$32,237	$558,025

Intersegment Revenue	9,084	4,311	—	23,921	37,316

Revenue from Joint Venture	26,426	—	—	—	26,426

	$295,400	$60,716	$209,493	$56,158	$621,767

Reconciliation of Revenue

Intersegment Revenue					(37,316)

Revenue from Joint Venture					(26,426)

Total Consolidated Revenue					$558,025

Less:

Freight and Delivery	$21,490	$7,881	$35,506	$—	$64,877

Parts, Supplies, and Services (Includes Maintenance)	48,748	9,636	4,804	2,902	66,090

Energy	36,068	1,836	8,807	3,523	50,234

Raw Materials	22,103	26,886	45,788	24,029	118,806

Labor and Fixed Costs	40,869	8,456	15,505	5,433	70,263

Depreciation, Depletion, and Amortization (1)	23,029	5,261	6,414	3,723	38,427

Purchased Cement	16,404	—	—	—	16,404

Other Segment Items	(74)	2,157	6,276	5,507	13,866

Segment Profit	$86,763	$(1,397)	$86,393	$11,041	$182,800

Reconciliation of Segment Profit and Loss

Corporate General and Administrative Expense					(20,818)

Other Non-Operating Income					1,381

Interest Expense					(9,061)

Earnings Before Income Taxes					$154,302

For the Nine Months Ended December 31, 2024 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$873,033	$183,373	$642,294	$91,633	$1,790,333

Intersegment Revenue	29,748	12,138	—	69,542	111,428

Revenue from Joint Venture	84,561	—	—	—	84,561

	$987,342	$195,511	$642,294	$161,175	$1,986,322

Reconciliation of Revenue

Intersegment Revenue					(111,428)

Revenue from Joint Venture					(84,561)

Total Consolidated Revenue					$1,790,333

Less:

Freight and Delivery	$76,459	$26,857	$108,853	$44	$212,213

Parts, Supplies, and Services (Includes Maintenance)	170,959	27,940	13,867	9,915	222,681

Energy	109,171	5,841	24,291	10,468	149,771

			-
Raw Materials	66,263	89,904	136,991	73,980	367,138

Labor and Fixed Costs	122,819	25,140	46,598	16,277	210,834

Depreciation, Depletion, and Amortization (1)	68,853	15,074	19,338	11,082	114,347

Purchased Cement	57,962	—	—	—	57,962

Other Segment Items	23,035	4,167	21,846	11,824	60,872

Segment Profit	$291,821	$588	$270,510	$27,585	$590,504

Reconciliation of Segment Profit and Loss

Corporate General and Administrative Expense					(54,346)

Other Non-Operating Income					4,788

Interest Expense					(30,459)

Earnings Before Income Taxes					$510,487

(1) Depreciation, Depletion, and Amortization for corporate assets was $1,484 and $3,536 for the three and nine months ended December 31, 2025, respectively, and $807 and $2,314 for the three and nine months ended December 31, 2024, respectively.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2025	2024	2025	2024

	(dollars in thousands)

Capital Expenditures

Cement	$68,271	$35,609	$187,303	$102,384

Concrete and Aggregates	6,392	4,668	19,020	18,795

Gypsum Wallboard	29,450	2,560	76,964	9,925

Recycled Paperboard	5,174	4,309	8,111	12,425

Corporate and Other	758	224	3,282	3,446

	$110,045	$47,370	$294,680	$146,975

			December 31,	March 31,

			2025	2025

			(dollars in thousands)

Segment Assets

Cement			$2,295,110	$2,172,459

Concrete and Aggregates			404,583	408,792

Gypsum Wallboard			473,720	429,268

Recycled Paperboard			165,992	166,673

Corporate and Other			504,030	87,396

			$3,843,435	$3,264,588

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2025	2024	2025	2024

	(dollars in thousands)

Cement Operating Earnings

Wholly Owned	$86,923	$81,776	$277,668	$269,842

Joint Venture	4,420	4,987	14,533	21,979

	$91,343	$86,763	$292,201	$291,821

Cement Sales Volume (M tons)

Wholly Owned	1,687	1,541	5,543	5,156

Joint Venture	174	161	507	517

	1,861	1,702	6,050	5,673

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

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2025	2024	2025	2024

	(dollars in thousands)

Revenue	$58,731	$52,852	$173,921	$169,122

Gross Margin	$11,882	$12,483	$38,192	$49,277

Earnings Before Income Taxes	$8,864	$10,058	$29,631	$44,312

	December 31,	March 31,

	2025	2025

	(dollars in thousands)

Current Assets	$136,018	$128,384

Noncurrent Assets	$219,238	$207,910

Current Liabilities	$38,691	$25,618

Noncurrent Liabilities	$6,445	$30,152

(O) INTEREST EXPENSE

The following components are included in Interest Expense, net:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2025	2024	2025	2024

	(dollars in thousands)

Interest Income	$(1,556)	$(223)	$(2,071)	$(963)

Interest Expense	16,792	9,599	40,735	31,701

Other Expenses	688	474	1,636	1,424

Interest Capitalized	(2,212)	(789)	(5,510)	(1,703)

Interest Expense, net	$13,712	$9,061	$34,790	$30,459

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs. Interest Capitalized is related primarily to our long term projects to expand and modernize our Mountain Cement facility in Wyoming, and the modernization of our gypsum wallboard plant in Oklahoma.

(P) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At December 31, 2025, we had contingent liabilities under these outstanding letters of credit of approximately $9.9 million.

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

We are currently contingently liable for performance under $48.5 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

(Q) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our 2.500% and 5.000% Senior Unsecured Notes at December 31, 2025, was as follows:

Fair Value
(dollars in thousands)

2.500% Senior Unsecured Notes Due 2031	$682,000

5.000% Senior Unsecured Notes Due 2036	$738,000

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (estimated based on Level 1 input of the fair value hierarchy). The carrying values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at December 31, 2025, because these assets and liabilities have short-term maturities. The fair value of our Term Loan also approximates the carrying value at December 31, 2025.

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

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments, and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the three and nine months ended December 31, 2025, and 2024, are presented on a consolidated basis and by business segment.

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

On January 7, 2025, we acquired Bullskin Stone & Lime LLC in Western Pennsylvania. The purchase price of this acquisition was approximately $149.9 million. This acquisition is included in our Heavy Materials sector, and its results of operations are reported in the Concrete and Aggregates business segment from the date of purchase. See Note (C) in the Notes to Unaudited Consolidated Financial Statements for more information regarding this acquisition.

The above acquisitions are collectively referred to as the Aggregates Acquisitions in the following discussion of our Results of Operations.

MARKET CONDITIONS AND OUTLOOK

In the first nine months of fiscal year 2026, conditions in our markets were mixed, with a favorable environment for our Heavy Materials business and a more challenging Light Materials environment. Federal, state, and local budgets for public infrastructure projects remained strong, and spending across certain non-residential end markets continued to be elevated, driving demand for cement. In this environment, our Cement sales volume was up approximately 7% during the first nine months of our fiscal year. The outlook for cement demand in our markets continues to be favorable, as a significant amount of the funds from the trillion-dollar Infrastructure

Investment and Jobs Act (IIJA) remains to be spent, and state Department of Transportation (DOT) budgets remain strong.

The backdrop for residential construction activity remained challenging in the first nine months of our fiscal 2026, primarily because of housing affordability concerns driven by persistently elevated mortgage interest rates, as well as other macroeconomic uncertainties. At the same time, the national supply of homes remains constrained by years of underbuilding. Recently, new home construction has slowed as builders have pulled back on production because of mixed demand signals and higher levels of new home inventory in certain markets. This recent pullback affected our wallboard sales volume, which was down approximately 8% in the first nine months of our fiscal year. The path ahead for mortgage rates, and the corresponding effect on residential construction activity, is unclear, and thus the timing of a recovery in new-home construction remains uncertain.

Cost Outlook

We believe we are well-positioned to manage our cost structure and meet our customers’ needs. Our major costs include raw materials, energy, freight, labor, and maintenance.

Our substantial raw material reserves for our Cement, Aggregates, and Gypsum Wallboard businesses, and their proximity to our respective manufacturing facilities support our low-cost producer position across all our business segments.

Paper is a significant cost component in our Recycled Paperboard and Gypsum Wallboard businesses. The primary raw material used to produce paperboard is old corrugated containers (OCC). Recently, OCC prices have been declining; however, recycled fiber prices are subject to change on short notice due to several factors, including supply of OCC and demand for OCC from both domestic and international companies. Our current customer contracts for gypsum liner include price adjustments that partially compensate for changes in the cost of raw materials, such as recycled fiber, and energy, including natural gas and electricity. However, because these price adjustments are not realized until future quarters, changes to material costs in our Gypsum Wallboard segment could be delayed until the effects of these price adjustments are realized.

Energy costs decreased slightly in the third quarter of our fiscal year 2026, and are expected to remain relatively stable over the near future.

Freight costs for our Gypsum Wallboard segment increased during the third quarter of fiscal 2026 and are expected to remain at similar levels for the rest of the fiscal year. Freight costs for our Cement segment, which relies mostly on rail delivery, increased slightly in the third quarter, and are also expected to remain stable over the remainder of the fiscal year.

Labor shortages, primarily of truck drivers, can adversely affect our Concrete business. Any worsening of labor constraints could cause delays and inefficiencies in this business.

Maintenance costs are a significant part of our total operating expenses, and we expect a low single-digit increase in inflation for maintenance in the remainder of our fiscal 2026, as equipment and contractor costs remain elevated.

RESULTS OF OPERATIONS

THREE MONTHS ENDED December 31, 2025, Compared WITH THREE MONTHS ENDED December 31, 2024

	For the Three Months Ended December 31,

	2025	2024	Percentage Change

	(in thousands, except per share)

Revenue	$555,956	$558,025	—

Cost of Goods Sold	(395,050)	(380,212)	4%

Gross Profit	160,906	177,813	(10)%

Equity in Earnings of Unconsolidated Joint Venture	4,420	4,987	(11)%

Corporate General and Administrative Expense	(24,010)	(20,818)	15%

Other Non-Operating Income	1,644	1,381	19%

Interest Expense, net	(13,712)	(9,061)	51%

Earnings Before Income Taxes	129,248	154,302	(16)%

Income Tax Expense	(26,345)	(34,728)	(24)%

Net Earnings	$102,903	$119,574	(14)%

Diluted Earnings per Share	$3.22	$3.56	(10)%

Revenue

Revenue decreased by $2.0 million to $556.0 million for the three months ended December 31, 2025. Excluding the $7.6 million related to the Aggregates Acquisition, Revenue decreased $9.6 million. Lower gross sales prices and Sales Volume adversely affected Revenue by approximately $7.3 million and $2.3 million. The lower Sales Volume was mostly related to our Gypsum Wallboard segment.

Cost of Goods Sold

Cost of Goods Sold increased by $14.9 million, or 4%, to $395.1 million for the three months ended December 31, 2025. Excluding the $6.5 million related to the Aggregates Acquisition, Cost of Goods Sold increased $8.4 million, or 2%. The increase was due to higher operating costs of $6.8 million and higher Sales Volume of $1.6 million.

Gross Profit

Gross Profit decreased 10% to $160.9 million during the three months ended December 31, 2025. Excluding the $1.1 million of Gross Profit related to the Aggregates Acquisition, Gross Profit decreased $18.0 million, or 10%. The decrease was primarily related to lower gross sales prices and Sales Volume of $7.3 million and $3.9 million, respectively, as well as increased operating costs of $6.8 million. The gross margin declined to 29%, primarily because of lower gross sales prices and higher operating costs.

Equity in Earnings of Unconsolidated Joint Venture

Equity in Earnings of our Unconsolidated Joint Venture decreased by $0.6 million, or 11%, for the three months ended December 31, 2025. The decrease was due to lower gross sales prices of $2.7 million, which were offset by higher Sales Volume of $1.1 million and lower operating costs of $1.0 million. Decreased operating costs were primarily a result of lower maintenance and other fixed costs of $2.1 million and $1.3 million, respectively, which were partially offset by higher raw materials and freight costs of $1.5 million and $0.7 million, respectively.

Corporate General and Administrative

Corporate General and Administrative expenses increased by approximately $3.2 million, or 15%, for the three months ended December 31, 2025. The increase was due primarily to business-development and professional services and information technology costs of $1.4 million and $1.2 million, respectively.

Other Non-Operating Income

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

Interest Expense, Net

Interest Expense, net increased by approximately $4.7 million, or 51%, during the three months ended December 31, 2025. This increase was mainly due to increased interest expense of approximately $4.7 million on our 5.000% Senior Unsecured Notes due May 2036, which were issued on November 13, 2025, and $1.0 million of higher interest on our Term Loan, which was increased to $300.0 million in February 2025. This was partially offset by higher Interest Capitalized of approximately $1.4 million. The increase in Interest Capitalized was due primarily to capital spending for the expansion and modernization of our cement plant in Laramie, Wyoming and our gypsum wallboard plant in Oklahoma.

Earnings Before Income Taxes

Earnings Before Income Taxes decreased to $129.2 million during the three months ended December 31, 2025, primarily as a result of lower Gross Profit and Equity in Earnings of Unconsolidated Joint Venture, and higher Corporate General and Administrative expense and Interest Expense, net.

Income Tax Expense

Income Tax Expense was $26.3 million for the three months ended December 31, 2025, compared with $34.7 million for the three months ended December 31, 2024. The effective tax rate declined to 20% from 23% in the prior-year period. The decline in the effective tax rate was primarily due to a benefit recognized in the current year related to certain income tax credits.

Net Earnings

Net Earnings decreased 14% to $102.9 million for the three months ended December 31, 2025.

RESULTS OF OPERATIONS

nine MONTHS ENDED december 31, 2025, Compared WITH nine MONTHS ENDED december 31, 2024

	For the Nine Months Ended December 31,

	2025	2024	Percentage Change

	(in thousands, except per share)

Revenue	$1,829,552	$1,790,333	2%

Cost of Goods Sold	(1,283,335)	(1,221,808)	5%

Gross Profit	546,217	568,525	(4)%

Equity in Earnings of Unconsolidated Joint Venture	14,533	21,979	(34)%

Corporate General and Administrative Expense	(66,109)	(54,346)	22%

Other Non-Operating Income	3,729	4,788	(22)%

Interest Expense, net	(34,790)	(30,459)	14%

Earnings Before Income Taxes	463,580	510,487	(9)%

Income Tax Expense	(99,932)	(113,551)	(12)%

Net Earnings	$363,648	$396,936	(8)%

Diluted Earnings per Share	$11.21	$11.75	(5)%

Revenue

Revenue increased by $39.3 million, or 2%, to $1,829.6 million for the nine months ended December 31, 2025. Excluding the $30.6 million related to the Aggregates Acquisition, Revenue increased $8.7 million. Higher Sales Volumes positively affected Revenue by $21.4 million, and were partially offset by lower gross sales prices, which adversely affected Revenue by approximately $12.7 million.

Cost of Goods Sold

Cost of Goods Sold increased by $61.5 million, or 5%, to $1,283.3 million for the nine months ended December 31, 2025. Excluding the $24.4 million related to the Aggregates Acquisition, Cost of Goods Sold increased $37.1 million, or 3%.The increase was due to higher Sales Volume and operating costs of $19.1 million and $18.0 million, respectively. Higher operating costs were primarily related to our Gypsum Wallboard and Cement businesses and are discussed further in the segment analysis.

Gross Profit

Gross Profit decreased 4% to $546.2 million during the nine months ended December 31, 2025. Excluding the $6.2 million of Gross Profit related to the Aggregates Acquisition, Gross Profit decreased $28.5 million, or 5%. The decrease was primarily related to higher operating costs and lower gross sales prices of $18.0 million and $12.7 million, respectively, partially offset by higher Sales Volume of $2.2 million. The gross margin declined to 30%, primarily because of higher operating costs and lower gross sales prices.

Equity in Earnings of Unconsolidated Joint Venture

Equity in Earnings of our Unconsolidated Joint Venture decreased by $7.5 million, or 34%, for the nine months ended December 31, 2025. The decrease was due to increased operating costs and lower sales volume of $11.1 million and $0.4 million, respectively, which were partially offset by $4.0 million of increased gross sales prices. Increased operating costs resulted primarily from higher raw materials, freight, energy, and fixed costs, which reduced operating earnings by $4.6 million, $2.2 million, $1.9 million, and $1.8 million, respectively.

Corporate General and Administrative

Corporate General and Administrative expenses increased by approximately $11.8 million, or 22%, for the nine months ended December 31, 2025. The increase was due primarily to higher salary and incentive compensation, information technology costs, and business-development and professional fees of $4.3 million, $3.1 million, and $3.3 million, respectively.

Other Non-Operating Income

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

Interest Expense, Net

Interest Expense, net increased by approximately $4.3 million, or 14%, during the nine months ended December 31, 2025. This increase was mainly due to increased interest expense of approximately $4.7 million on our 5.000% Senior Unsecured Notes due May 2036, which were issued on November 13, 2025, and $4.3 million of higher interest on our Term Loan, which was increased to $300.0 million in February 2025. This was partially offset by higher Interest Capitalized of approximately $3.8 million, and higher interest income of $1.1 million. The increase in Interest Capitalized was due primarily to capital spending for the expansion and modernization of our cement plant in Laramie, Wyoming and our gypsum wallboard plant in Oklahoma

Earnings Before Income Taxes

Earnings Before Income Taxes decreased to $463.6 million during the nine months ended December 31, 2025, primarily as a result of lower Gross Profit and Equity in Earnings of Unconsolidated Joint Venture, and higher Corporate General and Administrative expense and Interest Expense, net.

Income Tax Expense

Income Tax Expense was $99.9 million for the nine months ended December 31, 2025, compared with $113.6 million for the nine months ended December 31, 2024. The effective tax rate remained at 22%, consistent with the prior-year period.

Net Earnings

Net Earnings decreased 8% to $363.6 million for the nine months ended December 31, 2025.

Three and nine MONTHS ENDED December 31, 2025, COMPARED WITH three and nine MONTHS ENDED December 31, 2024, BY SEGMENT

The following presents results within our two business sectors for the three and nine months ended December 31, 2025, and 2024. Revenue and operating results are organized by sector and discussed by individual business segments.

Heavy Materials

CEMENT (1)

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,

	2025	2024	Percentage Change	2025	2024	Percentage Change

	(in thousands, except per ton information)

Revenue, including Intersegment and Joint Venture	$321,171	$295,400	9%	$1,053,662	$987,342	7%

Less Intersegment Revenue	(8,309)	(9,084)	(9)%	(28,226)	(29,748)	(5)%

Less Joint Venture Revenue	(29,366)	(26,426)	11%	(86,961)	(84,561)	3%

Revenue	$283,496	$259,890	9%	$938,475	$873,033	7%

Sales Volume (M Tons)	1,861	1,702	9%	6,050	5,673	7%

Freight and Delivery Costs billed to Customers (2)	$(17,226)	$(16,572)	4%	$(60,182)	$(57,561)	5%

Average Net Sales Price, per ton (3)	$154.52	$156.82	(1)%	$155.46	$156.46	(1)%

Operating Margin, per ton	$49.08	$50.98	(4)%	$48.30	$51.44	(6)%

Operating Earnings	$91,343	$86,763	5%	$292,201	$291,821	—

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Excludes the cost of freight from our plants to our distribution terminals.

(3) Net of freight per ton, including Joint Venture.

Three months ended December 31, 2025

Cement Revenue was $321.2 million, a 9% increase, for the three months ended December 31, 2025. This increase was due to higher Sales Volume, which increased Cement Revenue by $26.0 million, and was partially offset by lower gross sales prices, which decreased Cement Revenue by $0.2 million.

Cement Operating Earnings increased by $4.6 million to $91.3 million for the three months ended December 31, 2025. The increase was due to higher Sales Volume of $8.1 million, which was partially offset by higher operating costs of $3.4 million and lower gross sales prices of $0.2 million. The increase in operating costs was mainly due to higher freight and purchased raw materials costs of approximately $1.6 million and $1.8 million, respectively. The Operating Margin decreased to 28% from 29% because of higher operating costs and lower gross sales prices.

Nine months ended December 31, 2025

Cement Revenue was $1,053.7 million, a 7% increase, for the nine months ended December 31, 2025. This increase was due to higher gross sales prices and Sales Volume, which increased Cement Revenue by $3.9 million and $62.5 million, respectively.

Cement Operating Earnings increased by $0.4 million to $292.2 million for the nine months ended December 31, 2025. The increase was due to higher Sales Volume and higher gross sales prices of $19.8 million and $3.9 million, respectively, which were partially offset by higher operating costs of $23.3 million. The increase in operating costs was mainly due to higher freight, purchased raw materials, and labor and other fixed costs of approximately $4.1 million, $13.3 million, and $9.4 million, respectively. These higher costs were partially offset by lower maintenance and energy costs of approximately $5.6 million and $2.6 million, respectively. The Operating Margin decreased to 28% from 30% because of higher operating costs, partially offset by the increase in gross sales prices.

CONCRETE AND AGGREGATES

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,

	2025	2024	Percentage Change	2025	2024	Percentage Change

	(in thousands, except per ton information)

Revenue, including Intersegment	$73,499	$60,716	21%	$236,891	$195,511	21%

Less Intersegment Revenue	(4,500)	(4,311)	4%	(12,530)	(12,138)	3%

Revenue	$68,999	$56,405	22%	$224,361	$183,373	22%

Sales Volume

M Cubic Yards of Concrete	298	298	—	967	989	(2)%

M Tons of Aggregate	1,612	893	81%	5,328	2,671	99%

Average Net Sales Price

Concrete, Per Cubic Yard	$153.44	$147.53	4%	$152.52	$148.46	3%

Aggregates, Per Ton	$14.19	$13.19	8%	$14.25	$12.83	11%

Operating Earnings (Loss)	$1,380	$(1,397)	n/m	$15,479	$588	2532%

Three months ended December 31, 2025

Concrete and Aggregates Revenue increased 21% to $73.5 million for the three months ended December 31, 2025. Excluding the Aggregates Acquisition, Revenue increased $5.2 million, or 9%. The increase was due to higher Concrete gross sales prices of $1.9 million and higher Aggregates Sales Volume of $4.3 million, which was partially offset by lower Aggregates gross sales prices (excluding the Aggregates Acquisition), which reduced Revenue by $1.0 million.

Operating Earnings were approximately $1.4 million. Excluding the Aggregates Acquisition, Operating Earnings increased $1.7 million. The increase was due to higher gross sales prices of $0.9 million and Sales Volume of $1.0 million, which were partially offset by higher operating costs of $0.2 million. Excluding the Aggregates

Acquisition, Sales Volume increased 34%, with most of the increase in our Northern Colorado and Northern Kentucky markets

Nine months ended December 31, 2025

Concrete and Aggregates Revenue increased 21% to $236.9 million for the nine months ended December 31, 2025. Excluding the Aggregates Acquisition, Revenue increased $10.8 million, or 6%. The increase was due to higher Aggregates Sales Volume of $12.6 million and higher Concrete gross sales prices of $3.9 million, which were partially offset by lower Concrete Sales Volume and Aggregates gross sales prices, which reduced Revenue by $3.3 million and $2.4 million, respectively.

Operating Earnings were approximately $15.5 million, a 2,532% increase. Excluding the Aggregates Acquisition, Operating Earnings increased $8.7 million, or 1,480%. The increase was due to higher Aggregates Sales Volume and higher gross sales prices, which positively affected Operating Earnings by $4.0 million and $1.6 million, respectively, as well as lower operating costs of $3.1 million. Excluding the Aggregates Acquisition, Sales Volume increased 33%, with most of the increase in our Northern Colorado and Northern Kentucky markets. The decrease in operating costs was primarily due to lower materials and maintenance expenses of approximately $2.0 million and $1.2 million, respectively.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,

	2025	2024	Percentage Change	2025	2024	Percentage Change

	(in thousands, except per ton information)

Revenue	$175,874	$209,493	(16)%	$580,872	$642,294	(10)%

Sales Volume (MMSF)	637	737	(14)%	2,069	2,246	(8)%

Freight and Delivery Costs Billed to Customers	$(32,394)	$(35,506)	(9)%	$(104,332)	$(108,854)	(4)%

Average Net Sales Price, per MSF (1)	$225.19	$236.11	(5)%	$230.35	$237.49	(3)%

Freight, per MSF	$50.85	$48.18	6%	$50.43	$48.47	4%

Operating Margin, per MSF	$96.32	$117.22	(18)%	$106.96	$120.44	(11)%

Operating Earnings	$61,357	$86,393	(29)%	$221,305	$270,510	(18)%

(1) Net of freight per MSF.

Three months ended December 31, 2025

Gypsum Wallboard Revenue was $175.9 million, a 16% decrease for the three months ended December 31, 2025. Lower gross sales prices and Sales Volume reduced Revenue by approximately $5.2 million and $28.4 million, respectively. Our market share remained relatively consistent during the three months ended December 31, 2025.

Operating Earnings decreased 29% to $61.4 million, primarily because of lower gross sales prices and Sales Volume of $5.2 million and $11.7 million, as well as higher operating costs of $8.1 million. The higher operating costs were primarily related to freight, maintenance, energy, and fixed costs, which reduced Operating Earnings by approximately $1.7 million, $0.9 million, $0.8 million, and $3.8 million, respectively. Operating Margin decreased to 35% for the three months ended December 31, 2025, primarily because of lower gross sales prices and higher operating costs.

Nine months ended December 31, 2025

Gypsum Wallboard Revenue was $580.9 million, a 10% decrease for the nine months ended December 31, 2025. Lower gross sales prices and Sales Volume reduced Revenue by approximately $10.8 million and $50.6 million, respectively. Our market share remained relatively consistent during the nine months ended December 31, 2025.

Operating Earnings decreased 18% to $221.3 million, primarily because of lower gross sales prices and Sales Volume of $10.8 million and $21.3 million, respectively, as well as higher operating costs of $17.1 million. The higher operating costs were primarily related to freight, maintenance, energy, and input costs, which reduced Operating Earnings by approximately $4.2 million, $2.7 million, $2.9 million, and $3.5 million, respectively. Operating Margin decreased to 38% for the nine months ended December 31, 2025, primarily because of lower gross sales prices and higher operating costs.

RECYCLED PAPERBOARD

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,

	2025	2024	Percentage Change	2025	2024	Percentage Change

	(in thousands, except per ton information)

Revenue, including Intersegment	$47,838	$56,158	(15)%	$147,538	$161,175	(8)%

Less Intersegment Revenue	(20,251)	(23,921)	(15)%	(61,694)	(69,542)	(11)%

Revenue	$27,587	$32,237	(14)%	$85,844	$91,633	(6)%

Sales Volume (M Tons)	81	90	(10)%	253	266	(5)%

Average Net Sales Price, per ton (1)	$588.77	$627.04	(6)%	$583.87	$606.68	(4)%

Operating Margin, per ton	$138.84	$122.68	13%	$125.55	$103.70	21%

Operating Earnings	$11,246	$11,041	2%	$31,765	$27,585	15%

(1) Net of freight per ton.

Three months ended December 31, 2025

Recycled Paperboard Revenue decreased 15% to $47.8 million during the three months ended December 31, 2025. The decrease was due to lower sales volume and lower gross sales prices, which decreased revenue by $5.2 million and $3.1 million, respectively.

Operating Earnings increased 2% to $11.2 million, primarily because of lower operating costs, which increased Operating Earnings by $4.3 million. This was partially offset by lower gross sales prices and Sales Volume, which reduced Operating Earnings by approximately $3.1 million and $1.0 million, respectively. The decrease in operating costs was primarily related to lower input costs, namely fiber, of approximately $4.6 million, which were partially offset by higher energy costs of $0.8 million. Operating Margin increased to 24%, largely due to the decrease in operating costs. Although the Company has certain pricing provisions in its long-term sales agreements, prices are adjusted only at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

Nine months ended December 31, 2025

Recycled Paperboard Revenue decreased 8% to $147.5 million during the nine months ended December 31, 2025. The decrease was due to lower gross sales prices and Sales Volume, which decreased revenue by $5.8 million and $7.8 million, respectively. Lower gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 15% to $31.8 million, primarily because of lower operating costs, which increased Operating Earnings by $11.3 million. This was partially offset by lower gross sales prices and Sales Volume, which reduced Operating Earnings by approximately $5.8 million and $1.3 million, respectively. The decrease in operating costs was primarily related to lower input costs, namely fiber, of approximately $13.9 million, which were partially offset by higher energy and fixed costs of $2.0 million and $0.2 million, respectively. Operating Margin increased to 22%, with the decrease in operating costs offsetting the lower gross sales prices. Although the Company has certain pricing provisions in its long-term sales agreements, prices are adjusted only at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

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

LIQUIDITY AND CAPITAL RESOURCES

At this time, we believe we have access to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures, and debt service obligations for at least the next twelve months. We regularly monitor potential disruptions to the economy, and to our operations, particularly changing fiscal policy or economic conditions affecting our industries. Please see the Debt Financing Activities section below for a discussion of our Revolving Credit Facility and the amount of borrowings available to us in the next twelve-month period.

Cash Flow

The following table provides a summary of our cash flows:

	For the Nine Months Ended December 31,

	2025	2024

	(dollars in thousands)

Net Cash Provided by Operating Activities	$512,030	$485,780

Investing Activities:

Additions to Property, Plant, and Equipment	(294,680)	(146,975)

Acquisition Spending	—	(24,881)

Net Cash Used in Investing Activities	(294,680)	(171,856)

Financing Activities:

Borrowings Under Revolving Credit Facility	145,000	100,000

Repayment of Borrowings Under Revolving Credit Facility	(345,000)	(185,000)

Repayment of Term Loan	(11,250)	(7,500)

Proceeds from Issuance of 5.000% Senior Unsecured Notes	741,772	—

Payment of Debt Issuance Costs	(6,851)	—

Dividends Paid to Stockholders	(24,477)	(25,373)

Purchase and Retirement of Common Stock	(310,282)	(201,276)

Payment of Excise Tax on Purchases and Retirement of Common Stock	(2,587)	(3,331)

Proceeds from Stock Option Exercises	535	6,260

Shares Redeemed to Settle Employee Taxes on Stock Compensation	(5,612)	(1,456)

Net Cash Provided by (Used in) Financing Activities	181,248	(317,676)

Net Increase (Decrease) in Cash and Cash Equivalents	$398,598	$(3,752)

Net Cash Provided by Operating Activities increased by $26.3 million to $512.0 million during the nine months ended December 31, 2025. This increase was primarily attributable to higher non cash activity of $28.7 million and higher cash flows from changes in Working Capital of $23.4 million. This was partially offset by lower Operating Earnings of $33.3 million.

Working Capital increased by $367.0 million to $790.6 million at December 31, 2025, compared with March 31, 2025. The increase was primarily due to higher Cash of $398.6 million and lower Accounts Payable of $5.7 million, partially offset by lower Inventories, Accounts Receivable, net, and Income Tax Receivable, net of $30.3 million, $3.8 million, and $1.9 million, respectively.

The decrease in Accounts Receivable at December 31, 2025, was primarily related to timing of collections of Accounts Receivable during the three months ended December 31, 2025, compared with the three months ended March 31, 2025. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 38% and 45% at December 31, 2025, and March 31, 2025, respectively. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at December 31, 2025.

Our Inventory balance at December 31, 2025, decreased by approximately $30.3 million from our balance at March 31, 2025. Within Inventory, Raw Materials and Materials-in-Progress, Finished Cement, and Aggregates declined $23.8 million, $10.1 million, and $3.8 million, respectively. The decline in Raw Materials and Materials-in-Progress and Finished Cement is consistent with our business cycle; we generally build up clinker inventory over the winter months to meet the demand for cement in the spring and summer. The largest individual balance in our Inventory is Repair Parts. These parts are necessary given the size and complexity of our manufacturing plants, and the age of certain of our plants, which creates the need to stock a high level of Repair Parts inventory. We believe all of these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence because our products are basic construction materials.

Net Cash Used in Investing Activities during the nine months ended December 31, 2025, was approximately $294.7 million, compared with $171.9 million during the same period in 2024. The $122.8 million increase was primarily related to the modernization and expansion of our Mountain Cement facility.

Net Cash Provided by Financing Activities was $181.2 million during the nine months ended December 31, 2025, compared with Net Cash Used in Financing Activities of $317.7 million during the same period in 2024. The $498.9 million increase was mainly related to higher borrowings, net of repayments, of $623.0 million, partially offset by higher Purchase and Retirement of Common Stock and Shares Redeemed to Settle Employee Taxes of $109.0 million and $4.1 million, respectively.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 54.4% and 47.8%, respectively, at December 31, 2025, compared with 46.1% and 45.7%, respectively, at March 31, 2025.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities at December 31, 2025:

Maturity

Revolving Credit Facility	February 2030

Term Loan	February 2030

2.500% Senior Unsecured Notes	July 2031

5.000% Senior Unsecured Notes	March 2036

See Note (M) in the Notes to Unaudited Consolidated Financial Statements for further details on the Company’s debt facilities, including interest rate, and financial and other covenants and restrictions.

The revolving borrowing capacity of our Revolving Credit Facility is $750.0 million (any revolving loans borrowed under the Revolving Credit Facility, as applicable, the Revolving Loans). The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million and a $40.0 million letter of credit facility. At December 31, 2025, we had no outstanding Revolving Loans under the Revolving Credit Facility and $9.9 million of letters of credit outstanding, leaving us with $740.1 million of available borrowings under the Revolving Credit Facility, net of the letters of credit outstanding. We are contingently liable for performance under $48.5 million in performance bonds relating primarily to our mining operations. We do not have any off-balance sheet debt or any outstanding debt guarantees.

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

As market conditions warrant, the Company may from time to time seek to purchase or repay its outstanding debt securities or loans, including the 2.500% Senior Unsecured Notes, 5.000% Senior Unsecured Notes, Term Loan, and borrowings under the Revolving Credit Facility, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases the Company makes may be funded by using cash on our balance sheet or issuing new debt. The amounts involved in any such purchase transactions, individually or in aggregate, may be material.

We had approximately $37.6 million of lease liabilities at December 31, 2025, with an average remaining life of approximately 11.8 years.

Dividends

Dividends paid were $24.5 million and $25.4 million for the nine months ended December 31, 2025, and 2024, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

During the nine months ended December 31, 2025, our share repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30, 2025	159,581	$219.08	—

May 1 through May 31, 2025	135,000	229.65	—

June 1 through June 30, 2025	63,357	199.75	—

Quarter 1 Totals	357,938	$219.64	—

July 1 through July 31, 2025	155,500	$217.65	—

August 1 through August 31, 2025	135,000	228.89	—

September 1 through September 30, 2025	105,000	231.76	—

Quarter 2 Totals	395,500	$225.24	—

October 1 through October 31, 2025	168,515	$234.71	—

November 1 through November 30, 2025	220,000	207.31	—

December 1 through December 31, 2025	259,933	220.95	—

Quarter 3 Totals	648,448	$219.90	—

Year-to-Date Totals	1,401,886	$221.34	—	3,267,611

On May 17, 2022, the Board of Directors authorized us to repurchase an additional 7.5 million shares. This authorization brought the cumulative total of common stock our Board has approved for repurchase in the open market to 55.9 million shares since we became publicly held in April 1994. Through December 31, 2025, we have repurchased approximately 52.6 million shares.

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

During the nine months ended December 31, 2025, the Company withheld from employees 23,968 shares of stock upon the vesting of Restricted Shares that were granted under the 2023 Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is necessary once the Restricted Shares or Restricted Share Units are vested.

Capital Expenditures

The following table details capital expenditures by category:

	For the Nine Months Ended December 31,

	2025	2024

	(dollars in thousands)

Land and Quarries	$5,862	$5,758

Plants	249,091	91,100

Buildings, Machinery, and Equipment	39,727	50,117

Total Capital Expenditures	$294,680	$146,975

Capital expenditures for fiscal 2026 are expected to range from $430.0 million to $450.0 million, allocated across both Heavy Materials and Light Materials sectors. These estimated capital expenditures will include the expansion and modernization of our Mountain Cement facility in Wyoming, the modernization of our gypsum wallboard plant in Oklahoma, and maintenance capital expenditures and improvements, as well as other safety and regulatory projects.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility and Term Loan. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to interest rate changes. We had a $750.0 million Revolving Credit Facility at December 31, 2025, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $285.0 million of borrowings under the Term Loan at December 31, 2025, would increase interest expense by approximately $2.9 million on an annual basis. At present, we do not utilize derivative financial instruments.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2025.

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

4.1

Third Supplemental Indenture, dated as of November 13, 2025, between Eagle Materials Inc. and The Bank of New York Mellon Trust Company N.A., filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on November 13, 2025 (File No. 001-12984) and incorporated herein by reference.

4.2

Form of 5.000% Senior Notes due 2036, files as Exhibit 4.3 (included in Exhibit 4.2) to the Company's Current Report on Form 8-K filed with the Commission on November 13, 2025 (File No. 001-12984) and incorporated herein by reference.

10.1*	Amended and Restated Retirement Plan. (1)
31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.
104.1*	Cover Page Interactive Data File – (formatted as Inline XBRL and Contained in Exhibit 101).

* Filed herewith.

(1) Management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

January 29, 2026	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

January 29, 2026	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

January 29, 2026	/s/ WILLIAM R. DEVLIN
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)