Form 10-K
period 2026-03-31
EAGLE MATERIALS INC
filed 2026-05-19
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended

March 31, 2026

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

The aggregate market value of the voting stock held by nonaffiliates of the Company at September 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $7.7 billion.

As of May 15, 2026, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	30,948,147

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Eagle Materials Inc. to be held on July 30, 2026 are incorporated by reference in Part III of this Report.

PART I

ITEM 1. Business

Overview

Eagle Materials Inc., through its subsidiaries (the Company, which may be referred to as we, our, or us), is a leading U.S. manufacturer of heavy construction products and light building materials. Our primary products, Cement and Gypsum Wallboard, are essential for building, expanding, and repairing roads, highways, and residential, commercial, and industrial structures across America. Headquartered in Dallas, Texas, Eagle manufactures and sells its products through a network of more than 70 facilities spanning 21 states. Demand for our products is generally cyclical and seasonal, depending on economic and geographic conditions.

The Company was founded in 1963 as a subsidiary of Centex Corporation (Centex). It operated as a public company under the name Centex Construction Products, Inc. from April 19, 1994, to January 30, 2004, at which time Centex completed a tax-free distribution of its shares to its shareholders, and the Company was renamed Eagle Materials Inc. (NYSE: EXP).

Competitive Strengths

We benefit from several competitive strengths that have enabled us to deliver consistently strong operating results and profitable growth through economic cycles.

Strategically located plant network

Our plants are located near both our raw material reserves and customers in high-growth U.S. markets. The proximity to raw materials and customers helps us manage our transportation and input costs. Our presence in several U.S. markets with higher-than-average population growth enables us to take advantage of long-term demand growth for construction and building materials, while reducing our exposure to individual regional construction cycles. The integrated nature of our cement and wallboard plant network enables us to minimize freight costs, move product between different plants in our network as needed, and supply customers from more than one plant when desirable.

Decentralized operating structure with network-wide coordination

The Company operates a decentralized but coordinated plant network: day-to-day operations are managed by strong local operating teams, and products are separately branded and marketed by our individual companies. This regional-market strategy provides several benefits, including increased familiarity with our customers, higher brand recognition, and lower transportation costs, which is a meaningful advantage in the construction materials industry. Across the plant network, corporate level managers coordinate strategy and other important facets of our operations, like finance, procurement, and safety, to ensure consistent application of best practices across all business lines and uninterrupted product supply for customers, even during planned and unplanned maintenance outages.

Substantial owned raw material reserves and resources

We own, or control, at least 25 years of primary raw material reserves and resources (and in many instances, more than 50 years) for each of our cement and wallboard facilities, providing certainty of supply and enhancing our ability to control the cost of our primary raw materials.

Production flexibility

We manage our production lines and work shifts both within each plant and across the entire plant network to enable us to operate our plants at high utilization levels generally, while providing optimal production flexibility. Accordingly, we can quickly adjust to changes in economic conditions.

Low-cost producer position

Our modern production lines, consistent maintenance programs, access to low-cost raw materials, and focus on continuous efficiency improvement help us minimize production costs across the network.

Proven management

Our current management team has significant and valuable expertise, with average industry experience of more than 20 years, spanning several business cycles. Management’s conservative balance sheet strategy focuses on maintaining prudent levels of leverage and liquidity through business cycles to protect the balance sheet through downturns and enable us to take advantage of growth opportunities, whether organic or through acquisitions.

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

Maintain rigorous cycle management

We aim to maintain profitability and create value consistently through shifting economic cycles. Our goal is to increase earnings through cycles and maintain peak-to-trough resiliency of our assets. The cornerstones of our effective cycle management include keeping our plants well-maintained, operating at standard-setting efficiency and safety levels, and maintaining a healthy balance sheet to enable us to capitalize on growth opportunities, continue enhancing our assets, and return excess capital to shareholders. Acquisition opportunities and ongoing investments in our businesses must meet rigorous financial and strategic return criteria and position our assets for peak performance in both favorable and challenging market conditions.

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

Operate in regionally diverse and attractive markets

Demand for our products depends on construction activity, which tends to correlate with population growth. While the Company’s markets include most of the United States, except the Northeast, approximately 65% of our total revenue, including our proportional share from our joint venture, is generated in 10 states: Colorado, Illinois, Kansas, Kentucky, Missouri, Nevada, North Carolina, Ohio, Oklahoma, and Texas. Population growth is a major driver of demand for construction products and building materials. The population in these ten states is expected to increase approximately 16% between the 2020 census and 2050, compared with 12% for the United States as a whole, according to the latest update in July 2024 by the University of Virginia, Weldon Cooper Center for Public Service.

Achieve profitable growth through acquisition and organic development

We seek to grow the Company through prudent acquisitions and the organic development of our asset network. Since 2012, we have invested approximately $3.0 billion to expand the Heavy Materials business. These investments have more than doubled our U.S. cement capacity, and expanded our aggregates production capacity by more than 50%.

Growth in the Heavy Materials sector has been achieved mainly through acquisitions, which have expanded our geographic footprint, resulting in a contiguous and integrated cement system from northern California to western Pennsylvania and south to Texas. We have completed additional bolt-on acquisitions in aggregates, which also contribute to our expanded geographic footprint. We are currently investing over $400 million to modernize and expand our cement plant in Laramie, Wyoming, which will expand that plant's production capacity by 50% to 1.2 million tons and reduce its operating costs by 25%.

The Company has grown its Light Materials sector through organic growth investments. In fiscal 2020, we completed an expansion at our Recycled Paperboard plant that increased capacity by approximately 15% and provided cost savings. Our $330.0 million project to modernize and expand our Gypsum Wallboard facility in Oklahoma is currently under way. This project will increase capacity by 25% to 1.5 billion square feet (bsf) of production, lower the plant's operating costs, and take advantage of our nearby, low-cost natural gypsum reserves. We expect to complete the project in the second half of calendar 2027.

The Company will continue to proactively pursue acquisition opportunities and organic growth investments. Our free cash flow and balance sheet strength enable us to consider acquisitions and organic growth opportunities that align with our stringent return-on-investment criteria and advance our strategic priorities.

Operate in a socially and environmentally responsible manner

We aim to conduct all our operations in a way that enhances the returns and the sustainability of our business, ensures the health and safety of our employees, and minimizes negative environmental effects. We have defined our environmental and social responsibility priorities and developed a roadmap for pursuing them. Our initiatives encompass land use, water, emissions, the reduction of the carbon impacts of our products, human resources, and governance practices, which are all areas we view as essential to our success.

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

Capital Allocation Priorities

Our capital allocation priorities are intended to enhance shareholder value and are as follows:

1. investing in growth opportunities that meet our strict financial return standards and are consistent with our strategic focus

2. making operating capital investments to maintain and strengthen our low-cost producer position

3. returning excess cash to shareholders through our share repurchase program and dividends.

In the past five years, we have invested $388.4 million in acquisitions, $905.0 million in organic capital expenditures, and approximately $2.2 billion in share repurchases and dividends. Since becoming a public company in 1994, our share count is down approximately 55%, and we have returned approximately $4.3 billion to our shareholders through a combination of share repurchases and dividends.

FISCAL 2026 EVENTS

Financial Highlights

Fiscal 2026 was a strong year for the Company, with increased earnings in our Cement, Concrete and Aggregates, and Recycled Paperboard segments. Financial highlights for fiscal 2026 compared with fiscal 2025 include:

1.
Record Revenue of $2.3 billion, up 2% from prior year
2.
Net Earnings of $423.8 million, down 9%
3.
Diluted Earnings per Share of $13.16, down 4%
4.
Repurchased approximately 1.7 million shares of our Common Stock for $381.8 million, returning a total of $414.2 million to shareholders through share repurchases and dividends
5.
Issued $750.0 million of 10-year senior notes with an interest rate of 5.000%, extending debt maturity schedule and increasing liquidity

Strategic Highlights

During fiscal 2026, we executed the following strategic actions that extended our integrated plant network, advanced our low-cost position, and expanded our ability to meet increasing demand in high-growth markets.

Modernization and Expansion of our Laramie, Wyoming Cement Plant

Construction on the modernization and expansion of our Mountain Cement facility in Laramie, Wyoming continued during fiscal 2026. The modernized plant and the construction of an additional cement distribution facility in northern Colorado will employ state-of-the-art technology, which will maximize operating efficiencies and further strengthen our low-cost producer position. Upon completion of the project, the plant's manufacturing capacity will increase by nearly 50% to approximately 1.2 million tons of cement, and it is expected that manufacturing costs will be reduced by approximately 25%. We expect start-up of the new facility in late calendar 2026.

Modernization and Expansion of our Duke, Oklahoma Gypsum Wallboard Plant

We began construction and made good progress on our $330.0 million project to modernize and expand our Gypsum Wallboard facility in Oklahoma. This project will increase capacity by 25% to 1.5 billion square feet (bsf) of production, lower the plant's operating costs, and take advantage of our nearby, low-cost natural gypsum reserves. We expect to complete the project in the second half of calendar 2027.

HUMAN CAPITAL

As of March 31, 2026, the Company had approximately 2,800 employees, of which approximately 800 are salaried, and approximately 2,000 are hourly. Approximately 780 of the hourly employees are employed under collective bargaining agreements and various supplemental agreements with local unions.

Recruiting, developing, and retaining qualified employees is essential to implement our strategy and maintain our low-cost position. The health and safety of our employees is the highest priority of management. We have comprehensive safety and wellness processes and policies and all our employees are provided with the training necessary to safely and effectively perform their responsibilities. In all our businesses we have implemented initiatives to improve workplace safety. We hold an annual safety conference during which we review our safety performance, assess the effectiveness of our programs, and determine improvement actions. Specific areas of review include training programs, best practices, and leading indicators such as near-miss reporting and root cause analysis of all lost-time injuries. We also engage outside parties to advise on safety trends and ways to mitigate identified risks.

Management reviews a variety of safety metrics, including leading and lagging indicators, and the business units give corporate management monthly updates. During fiscal 2026, our total recordable incident rate, or TRIR, was below the industry average for our combined businesses.

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

Heavy Materials

Our Heavy Materials sector provides cement and concrete and aggregates for use in public infrastructure, private nonresidential, and residential construction. This sector comprises the Cement and Concrete and Aggregates segments. In calendar 2025, cement consumption in the United States, as stated by the American Cement Association (ACA), was 112.3 million short tons, which was approximately 2% lower than calendar 2024 consumption levels; whereas, our fiscal 2026 cement sales volume was up 8%. Our outperformance is due to our regional markets outperforming the national average and our fiscal year being a slightly different time period. Importantly, the U.S. consumes more cement than can be produced domestically. Imported cement consumption represented nearly 23% of total U.S. sales in both calendar 2025 and 2024.

CEMENT

Cement is the basic binding agent for concrete, a primary construction material. The principal sources of demand for cement are public infrastructure, private nonresidential construction, and residential construction, with public infrastructure accounting for approximately 50% of cement demand. The U.S. cement industry comprises numerous regional markets rather than a single national market. Cement consumption is affected by the time of year and prevalent weather conditions. Cement sales are generally greatest from spring through the middle of autumn.

The manufacturing process for cement involves four main steps, as shown in the graphic below.

We also produce and market other cementitious products, including slag cement. Slag granules are obtained from steel companies and ground in our grinding facilities in Illinois and Texas. Slag is used in concrete mix designs to improve the durability of concrete and reduce future maintenance costs.

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

The following table sets forth information regarding our cement plants at March 31, 2026 (tons are in thousands of short tons).

Plant Location	Rated Annual Clinker Capacity (1)	Annual Grinding Capacity	Manufacturing Process	Number of Kilns	Kiln Dedication Date

Buda, TX (2)	1,300	1,435	Dry – 4 Stage Preheater/Pre-calciner	1	1983

LaSalle, IL	1,000	1,100	Dry – 5 Stage Preheater/Pre-calciner	1	2006

Sugar Creek, MO	1,000	1,300	Dry – 5 Stage Preheater/Pre-calciner	1	2002

Laramie, WY	650	800	Dry – 2 Stage Preheater	1	1988

			Dry – Long Dry Kiln	1	1996

Tulsa, OK	600	900	Dry – Long Dry Kiln	1	1961

			Dry ‒ Long Dry Kiln	1	1964

Fernley, NV	500	550	Dry – Long Dry Kiln	1	1964

			Dry – 1 Stage Preheater	1	1969

Louisville, KY	1,550	1,800	Dry – 4 Stage Preheater/Pre-calciner	1	1999

Fairborn, OH	730	980	Dry – 4 Stage Preheater	1	1974

Total Gross	7,330	8,865

Total Net (3)	6,680	8,150

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

Our cement production, including our 50% share of the cement Joint Venture production, totaled 6.9 million short tons and 6.0 million short tons for fiscal 2026 and fiscal 2025, respectively. Total net Cement sales, including our 50% share of cement sales from the Joint Venture, were 7.5 million short tons and 6.9 million short tons in fiscal 2026, and fiscal 2025, respectively. Total net Cement sales exceed production primarily because of imports through the Houston and Stockton import terminals.

Demand, Sales, and Distribution

The principal sources of demand for cement and slag are public infrastructure, private nonresidential construction, and residential construction, with public infrastructure comprising nearly 50% of total demand. Cement consumption in the U.S. decreased approximately 2% during calendar 2025, and the ACA forecasts cement consumption will decline approximately 2.5% in calendar 2026. Demand for cement is seasonal, particularly in northern states where inclement winter weather often affects construction activity. Cement sales are generally highest from spring through the middle of autumn.

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

The ACA estimates that imports represented approximately 23% of cement used in the U.S. during calendar 2025, similar to the amount used in calendar 2024. Based on the historical distribution of cement into the market, we believe that no less than approximately 5% to 10% of total U.S. consumption will consistently be served by imported cement.

The following table shows the geographic areas served by each of our cement and slag plants and the location of our distribution terminals in each area. We have over 30 cement storage and distribution terminals, which are strategically located to extend the sales areas of our plants.

Plant Location	Type of Plant	Operating Company Name	Principal Geographic Areas	Distribution Terminals (1)

Buda, Texas	Cement	Texas Lehigh Cement Company LP (the Joint Venture)	Texas and western Louisiana	Corpus Christi, Texas; Houston, Texas; Roanoke (Fort Worth), Texas; Waco, Texas; Houston Cement Company (Joint Venture), Houston, Texas

LaSalle, Illinois	Cement	Illinois Cement Company	Illinois, Michigan, and southern Wisconsin	Hartland, Wisconsin; South Beloit, Illinois; Ottawa, Illinois

Sugar Creek, Missouri	Cement	Central Plains Cement Company	Western Missouri, eastern Kansas, eastern Nebraska, and Iowa	Sugar Creek, Missouri; Wichita, Kansas; Omaha, Nebraska; Altoona, Iowa

Tulsa, Oklahoma	Cement	Central Plains Cement Company	Oklahoma, western Arkansas, and southern Missouri	Oklahoma City, Oklahoma; Springfield, Missouri

Laramie, Wyoming	Cement	Mountain Cement Company	Wyoming, Utah, Colorado, and western Nebraska	Salt Lake City, Utah; Denver, Colorado; North Platte, Nebraska

Fernley, Nevada	Cement	Nevada Cement Company	Northern Nevada and northern California	Sacramento, California; Stockton, California; (2) Redwood City, California (2)

Louisville, Kentucky	Cement	Kosmos Cement Company	Kentucky, Ohio, Indiana, West Virginia, eastern Illinois, western Pennsylvania, and northern Tennessee	Indianapolis, Indiana; Ceredo, West Virginia; Lexington, Kentucky (2); Cincinnati, Ohio; Pittsburgh, Pennsylvania; Nashville, Tennessee; Charleston, West Virginia; Mount Vernon, Indiana (2)

Fairborn, Ohio	Cement	Fairborn Cement Company	Ohio, eastern Indiana, and northern Kentucky	Columbus, Ohio

Chicago, Illinois	Slag	Skyway Cement Company	Illinois, Pennsylvania, Iowa, Ohio, Minnesota, Missouri, and Kansas	Kansas City, Missouri; Etna, Pennsylvania

Houston, Texas	Slag	Texas Lehigh Cement Company LP (the Joint Venture)	Texas, Louisiana	Houston, Texas

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

Cement and slag are distributed directly to our customers mostly through customer pickup and by common carriers from our plants or distribution terminals. We transport cement and slag by truck, barge, and rail to our storage and distribution terminals.

No single customer accounted for more than 10% of our Cement segment sales during fiscal 2026. We do not typically enter into long-term cement sales contracts or have a significant level of order backlog.

Raw Materials and Fuel Supplies

The principal raw material used in the production of cement is calcium carbonate in the form of limestone. Limestone is obtained mainly through mining and extraction operations conducted at mines and quarries that we own or lease and that are located in close proximity to our plants. We believe the estimated recoverable limestone reserves and resources we own or lease will permit each of our plants to operate at our present production capacity for at least 25 years. We are actively seeking to upgrade our extensive high-quality resource base at existing properties to reserves, or to acquire additional limestone reserves close to our plants. We believe we will be able to acquire more reserves in the future. Most of our existing properties have additional resources that have potential with further engineering and evaluation to be upgraded to reserves. Other raw materials used in significantly smaller quantities than limestone are sand, clay, iron ore, and gypsum. These materials are readily available and can be obtained from reserves owned or leased by the Company or purchased from outside suppliers.

We use coal, petroleum coke, natural gas, and alternative fuels to power our cement plants. The cost of fuel decreased throughout fiscal 2026, compared with fiscal 2025, primarily because of lower market prices and transportation costs for solid fuels such as coal and petroleum coke. We expect the cost of fuel to remain relatively stable in fiscal 2027. In keeping with our commitment to sustainability and cost management, we continue to expand the use of alternative fuels at our cement facilities.

Our slag facility in Illinois has an agreement with a steel manufacturer to supply granules necessary for grinding slag. Subject to certain conditions, this agreement requires us to purchase up to 550,000 tons of granules meeting certain product specifications, which the steel manufacturer makes available each year. Electric power is also a major cost component in the manufacturing process for both cement and slag, and we have sought to diminish overall power costs by adopting interruptible power supply agreements at certain locations. These agreements may expose us to some production interruptions during periods of power curtailment. Historically, these interruptions, when they occur, have not had a significant effect on our operations.

Environmental Matters

Our cement operations are subject to numerous federal, state, and local laws and regulations pertaining to health, safety, and the environment. Some of these laws, such as the federal Clean Air Act (CAA) and the federal Clean Water Act (CWA) (and analogous state laws) impose environmental-permitting requirements and govern the nature and amount of emissions that may be generated when conducting particular operations. Other laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) (and analogous state laws) impose obligations to clean up or remediate spills of hazardous materials into the environment. Still other laws require us to reclaim certain land upon completion of extraction and mining operations in our quarries. We believe that we currently hold all the material environmental permits that are necessary to conduct our operations. We further believe that we are conducting our operations in substantial compliance with these permits. In addition, none of our manufacturing sites are listed as a CERCLA Superfund site.

The following environmental issues involving the cement manufacturing industry deserve special mention.

Cement Kiln Dust – Our cement operations generate Cement Kiln Dust (CKD) as a byproduct. Because much of this CKD is unreacted raw materials, it is often returned to the production process. Substantially all CKD produced in connection with our ongoing operations is recycled. However, CKD was historically collected and is currently stored on-site at our Nevada, Missouri, Oklahoma and Wyoming cement plants and at a former plant site in Corpus Christi, Texas, which is no longer producing cement. Currently, CKD waste is generally excluded from the definition of hazardous waste under the federal regulations. However, CKD that comes in contact with water might produce a leachate with an alkalinity high enough to be classified as hazardous and might also leach certain hazardous trace metals therein. Since 2002, the U.S. Environmental Protection Agency (EPA) has been evaluating the regulatory status of CKD under the Resource Conservation and Recovery Act (RCRA). To date, the EPA has not changed the applicable regulatory framework or related definitions. If either the EPA or the states decide in the future to reclassify or impose new management standards on CKD, we could incur additional costs to comply with those requirements with respect to our historically collected CKD.

Potential Greenhouse Gas Regulation – Our operations generate certain greenhouse gases (GHGs), including carbon dioxide. In particular, the cement manufacturing process requires the combustion of large amounts of fuel to generate very high kiln temperatures. In addition, the production of carbon dioxide is a byproduct of the calcination process, in which carbon dioxide is removed from calcium carbonate to produce calcium oxide. We are actively monitoring any new regulation of GHGs that could materially affect our cement operations. Several states have implemented or are considering measures to reduce emissions of GHGs, primarily through the planned development of GHG inventories or registries, or regional GHG cap and trade programs. In general, it is not possible to predict whether any future legislation or regulations will be enacted or adopted to address GHG emissions or how any such legislation or regulations would affect our business. However, any imposition of raw materials or production limitations, fuel-use or carbon taxes, or emission limitations or reductions could have a significant impact on the cement manufacturing industry and a material adverse effect on our operations.

Solid Waste Incineration Regulations – The EPA has promulgated revised regulations for Commercial and Industrial Solid Waste Incineration (CISWI) units pursuant to Section 129 of the CAA. The EPA has approved several states’ implementation plans under this rule, and finalized a federal plan in December 2024 that applies in states that have not submitted and received approval for a state plan. Compared to the Portland Cement Manufacturing Industry National Emission Standards for Hazardous Air Pollutants (PC NESHAP), the CISWI regulations apply to a broader range of pollutants, and impose somewhat more stringent requirements related to dioxin/furans for existing and new sources.

Air Quality Standards –

NAAQS for Ozone. The EPA is engaged in an ongoing review and implementation of the national ambient air quality standards (NAAQS) for ozone. The CAA requires the EPA to review and, if necessary, revise the NAAQS every five years. The EPA initiated its updated review of the NAAQS in 2024 under the Biden Administration, which the agency indicated it plans to complete by 2030. The Trump Administration has not taken further action on this review to date.

The current 2015 ozone NAAQS (interstate transport requirements) required States to submit State Implementation Plans (SIPs) addressing the emissions that significantly contribute to nonattainment, or interference with maintenance, in downwind states. In February 2023, the EPA published a final rule disapproving in whole or in part the SIPs for twenty-one states, including Illinois, Kentucky, Missouri, Nevada, Ohio, Oklahoma, and Texas (all of which are relevant to our cement operations). The EPA is currently reconsidering many of these SIP disapprovals, including those for Kentucky, Missouri, Nevada, and Oklahoma, and anticipates completing the reconsideration action by the end of 2026.

In March 2023, the EPA finalized a Federal Implementation Plan (FIP), also known as the "Good Neighbor Plan," which addresses interstate transport obligations for 23 states, including the states subject to a SIP disapproval. The FIP establishes ozone season nitrogen oxide (NOx) emissions limitations beginning in 2026 for kilns used in cement and cement product manufacturing in 20 states, including all the above-listed states relevant to our cement operations. As a result of legal challenges, the FIP is currently subject to a nationwide stay, as described in more detail below. The EPA is currently reconsidering certain requirements under the Good Neighbor Plan, and anticipates completing this reconsideration action by the end of 2026.

Our facilities that are most directly affected by the SIP disapprovals and Good Neighbor FIP are our cement plants located in Nevada, Oklahoma, and Texas. We reached an agreement with the EPA in July 2024 to install additional NOx controls (low NOx burners) at our Nevada cement facility, which requires certain capital expenditures and may impact operating costs.

Various legal challenges have been filed against the EPA’s SIP disapprovals for several states and against the Good Neighbor Plan. We joined this litigation as a plaintiff in April 2023 in response to the SIP disapprovals. In the course of these challenges, petitioners obtained a stay of the SIP disapprovals for Nevada, Oklahoma, and Texas, as well as the Good Neighbor Plan, which has halted implementation of the FIP. Only two courts have issued a final ruling on the validity of the SIP disapprovals — a decision in December 2024 by the Sixth Circuit overturning the EPA’s disapproval of Kentucky’s SIP and a revised decision in March 2026 by Fifth Circuit overturning the EPA’s disapproval of Texas’s SIP. We are unable to predict the likely outcome of the legal challenges that remain pending. An adverse outcome could require us to incur significant capital expenditures related to the installation of additional controls and additional operating costs at the affected facilities or, if the installation of controls proves impracticable, to modify or curtail our operations at such facilities, which could have a material adverse effect on their profitability.

NAAQS for Fine Particulate Matter. In 2024, the EPA issued a final rule revising the NAAQS for fine particulate matter (PM2.5) or soot. The final rule lowers the level of the primary (health-based) annual standards and modifies related monitoring requirements. All other existing PM standards were retained. The final rule has been challenged by various parties. In addition, the EPA is currently reconsidering these requirements. In November 2025, the EPA requested that the D.C. Circuit vacate the revised standards but the court has not yet acted on this request. The timing and outcome of these legal challenges and the EPA’s reconsideration are unknown at this time. The anticipated impacts of the new PM2.5 NAAQS are similar to those for the ozone NAAQS, discussed above, and would result in a potential increase in our capital expenditures and operating expenses and make permitting more difficult.

Hazardous Air Pollutants – Eagle’s cement kilns are subject to National Emissions Standards for Hazardous Air Pollutants (NESHAPs), codified at 40 CFR Part 63 Subparts EEE and LLL. The EPA is conducting rulemakings that would revise Subparts EEE and LLL, such that kilns may be subject to additional emissions limitations, monitoring requirements and/or reporting obligations. The EPA issued a proposed rule in November 2025, which would establish emission limits and work practice standards for hydrogen fluoride and hydrogen cyanide emissions from cement kilns. To date, the EPA has not proposed updates to Subpart LLL standards.

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

In fiscal 2026, we had $11.1 million of capital expenditures related to compliance with environmental regulations applicable to our Cement operations. We anticipate spending $7.3 million during fiscal 2027.

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

During fiscal 2025, we acquired an aggregates operation in Northern Kentucky near our Battletown Materials plant, as well as an aggregates operation in Western Pennsylvania.

Aggregate Mining Operations

Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company. For more information about our aggregates mining properties, including estimates of resources and reserves, see Item 2. Properties.

The following table sets forth certain information regarding our aggregates facilities at March 31, 2026.

Location	Types of Aggregates	Estimated Annual Production Capacity (thousand tons)

Central Texas	Limestone and Gravel	2,500

Kansas City Area (1)	Limestone	—

Northern Colorado	Sand and Gravel	1,700

Northern Kentucky	Limestone	2,200

Northern Nevada	Sand and Gravel	850

Western Pennsylvania	Limestone	1,800

		9,050

(1) The Company is currently not operating its aggregates plant in the Kansas City Area.

Our total net Aggregates sales (excluding intercompany tons sold) were 6.4 million tons in fiscal 2026, and 3.8 million tons in fiscal 2025. Total Aggregates production related to third party sales was 6.4 million tons in fiscal 2026, and 4.2 million tons in fiscal 2025. A portion of our total Aggregates production is used internally by our readymix Concrete operations in Texas, northern Colorado, and northern Nevada and by our Cement operations in northern Kentucky. In fiscal 2025, we made two aggregates related acquisitions, which contributed to the increases in fiscal 2026.

Concrete Plants

We produce and distribute readymix concrete from company-owned sites in central Texas, the greater Kansas City area, northern Colorado, and northern Nevada. The following table sets forth information regarding these operations as of March 31, 2026.

Location	Number of Plants

Central Texas	11

Kansas City Area	9

Northern Colorado	4

Northern Nevada	6

Total	30

Demand, Sales, and Distribution

Demand for readymix concrete and aggregates largely depends on local levels of construction activity. Construction activity is subject to weather conditions, the availability of financing at reasonable rates, and overall fluctuations in local economies, and therefore tends to be cyclical. We sell readymix concrete to numerous contractors and other customers in each plant’s marketing area. Our batch plants are strategically located to serve each marketing area. Concrete is delivered from the batch plants primarily by company-owned trucks. We sell aggregates to building contractors and other customers engaged in a wide variety of construction activities. Aggregates are distributed from our plants by common carriers and customer pickup. No single customer accounted for more than 10% of fiscal 2026 segment revenue.

The concrete and aggregates industry is highly fragmented, with numerous participants operating in each local area. Because the cost of transporting concrete and aggregates is very high relative to product values, producers of concrete and aggregates typically can profitably sell their products only in areas within 50 miles of their production facilities. There are high barriers to entry for new aggregates production facilities located near major metropolitan markets, including environmental permitting requirements and zoning of land to permit mining and extraction of aggregates.

Raw Materials

We obtain cement and aggregates for our Concrete businesses primarily from related companies, as outlined below.

	Percentage of Internally Supplied

Location	Cement	Aggregates

Central Texas	50%	35%

Kansas City Area	100%	—

Northern Colorado	100%	50%

Northern Nevada	100%	60%

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

Cost of materials and delivery expense are the two biggest expense items for readymix concrete, comprising approximately 62% and 15% of total costs, respectively. In fiscal 2026, cost of materials and delivery expenses decreased by 1% and 13%, respectively, compared with fiscal 2025. We anticipate these costs will increase in fiscal 2027.

Environmental Matters

The concrete and aggregates industry is subject to environmental regulations similar to those governing our Cement operations, which are included in the Environmental Matters section in the Cement segment discussion.

We did not have any capital expenditures related to compliance with environmental regulations applicable to our Concrete and Aggregates operations in fiscal 2026, and we do not anticipate any material spending related to compliance with environmental regulations during fiscal 2027.

Light Materials

Our Light Materials sector comprises the Gypsum Wallboard segment, which produces gypsum wallboard used in residential and private nonresidential construction and repair and remodel activities, and the Recycled Paperboard segment, which produces paper primarily used in the manufacture of gypsum wallboard. Our operations in this sector are concentrated in the Sun Belt of the United States, which we define as the lower half of the United States, but not California. Population in the Sun Belt is projected to grow approximately 19% between 2020 and 2050, according to the latest update in July 2024 by University of Virginia, Weldon Cooper Center for Public Service. Population growth is a key long-term driver of demand for gypsum wallboard and recycled paperboard.

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

The table shows approximate annual production capacity at each of our gypsum wallboard plants at March 31, 2026.

Location	Approximate Annual Gypsum Wallboard Capacity (MMSF) (1)

Albuquerque, New Mexico	425

Bernalillo, New Mexico	550

Gypsum, Colorado	700

Duke, Oklahoma	1,200

Georgetown, South Carolina	900

Total	3,775

(1) Million Square Feet (MMSF) based on anticipated product mix.

Our Gypsum Wallboard production totaled 2,792 MMSF in fiscal 2026, and 3,022 MMSF in fiscal 2025. Total Gypsum Wallboard sales were 2,759 MMSF in fiscal 2026, and 2,968 MMSF in fiscal 2025.

Demand, Sales, and Distribution

The principal sources of demand for gypsum wallboard are residential construction, repair and remodel activities, private nonresidential construction, and other markets such as manufactured housing. According to the Gypsum Association, industry shipments of gypsum wallboard decreased approximately 7% to 25.4 billion square feet in calendar 2025. We estimate that residential construction and repair and remodel accounted for more than 80% of calendar 2025 industry sales.

Demand for gypsum wallboard closely follows construction industry cycles, particularly housing construction. Demand for wallboard can be seasonal and is generally highest from spring through the middle of autumn. Gypsum wallboard is sold on a delivered basis, and delivery is mostly by truck. We generally use third-party common carriers for deliveries. Although gypsum wallboard is distributed principally in local areas, certain industry producers (including the Company) have the ability to ship gypsum wallboard by rail outside their usual regional distribution areas to regions where demand is strong. Our rail distribution capabilities permit us to service customers in markets on both the east and west coasts, except for the Northeast. Less than 5% of our Wallboard volume sold during fiscal 2026 was delivered via rail.

We sell gypsum wallboard to numerous building-materials dealers, gypsum wallboard specialty distributors, lumber yards, home-center chains, and other customers located throughout the United States, with the exception of the Northeast. Three customers collectively accounted for approximately 64% of our Gypsum Wallboard segment sales during fiscal 2026.

There are currently six manufacturers of gypsum wallboard in the U.S., operating a total of 59 plants with a total of 69 lines, per the Gypsum Association. We estimate that the four largest producers ‒ Knauf, National Gypsum Company, CertainTeed, and Koch Industries ‒ account for approximately 85% of gypsum wallboard sales in the U.S. Total wallboard-rated production capacity in the United States is currently estimated by the Gypsum Association at approximately 32.7 billion square feet per year, on an annual product mix capacity basis.

Raw Materials and Fuel Supplies

We mine and extract natural gypsum, the principal raw material used in the manufacture of gypsum wallboard, from quarries owned, leased, or subject to mining claims owned by the Company and located near our plants. Our New Mexico reserves are under lease with the Pueblo of Zia. Gypsum ore reserves at the Gypsum, Colorado plant are contained within numerous placer claims encompassing 2,300 acres. Included in this are unpatented mining claims, where mineral rights can be developed upon completion of permitting requirements. We entered into a long-term agreement in 2005 with a public utility in South Carolina for synthetic gypsum, which we use at our Georgetown, South Carolina plant. This agreement has an initial term through December 2029, and we have two 20-year extension options that would extend the term through December 2069 should we elect to exercise both of our extension options. If the utility is unable to generate the agreed-upon amount of gypsum, it is responsible for providing gypsum from a third party to fulfill its obligations.

Through our modern low-cost paperboard mill, we manufacture sufficient quantities of paper necessary for our gypsum wallboard production. Paper is a significant cost component in the manufacture of gypsum wallboard, currently representing approximately one-third of our total production cost. Paper costs are expected to be relatively consistent throughout fiscal 2027. See Raw Materials and Fuel Supplies in the Recycled Paperboard section for more information.

Our gypsum wallboard manufacturing operations use natural gas and electrical power. A significant portion of the Company’s natural gas requirements for our gypsum wallboard plants are currently provided by three gas producers under gas-supply agreements. Power for our Gypsum, Colorado facility is generated at the facility by a cogeneration power plant that we own and operate. Currently, the cogeneration power facility supplies power and waste hot gases for drying to the gypsum wallboard plant. We do not sell any power to third parties. Natural gas costs represented approximately 8% of our production costs in fiscal 2026.

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

RCRA Regulation of CCRs – We use synthetic gypsum in wallboard manufactured at our Georgetown, South Carolina plant. In 2015, the EPA published its final rule addressing the storage, reuse, and disposal of coal combustion products, which include fly ash and flue gas desulfurization gypsum (synthetic gypsum). The rule, which applies only to electric utilities and independent power producers, establishes standards for the management of coal combustion residuals (CCRs) under Subtitle D of the RCRA. In general, under the rule, the EPA has chosen to regulate CCRs under the non-hazardous waste sections of RCRA. The rule imposes requirements addressing CCR surface impoundments and landfills, including location restrictions, design, and operating specifications; groundwater monitoring requirements; corrective action requirements; record keeping and reporting obligations; and closure requirements. Beneficial encapsulated uses of CCRs, including synthetic gypsum, are exempt from regulation. We do not believe that the rule as currently in effect or the currently proposed revisions thereto are likely to have material effects on our business, financial condition, and results of operations.

NAAQS for Ozone and Fine Particulate Matter – As discussed in greater detail in the “Environmental Matters” section for Cement, our operations are impacted by the NAAQS for ozone and fine particulate matter (PM2.5) or soot. Either of these regulations could have a material impact on our gypsum wallboard business, if areas in or surrounding our operations receive nonattainment designations, or if the EPA chooses to revise and lower the current ozone NAAQS.

Potential Greenhouse Gas Regulation – Although our Gypsum Wallboard operations could be adversely affected by federal, regional, or state climate change initiatives, at this time, it is not possible to accurately estimate how future laws or regulations addressing GHG emissions would impact our business. However, any imposition of raw materials or production limitations, fuel-use or carbon taxes, or emission limitations or reductions could have a significant impact on the gypsum wallboard manufacturing industry and a material adverse effect on the financial results of our operations.

There were $1.1 million of capital expenditures related to compliance with environmental regulations applicable to our Gypsum Wallboard operations during fiscal 2026. We anticipate spending $0.1 million during fiscal 2027.

Recycled Paperboard

Our Recycled Paperboard manufacturing operation, which we refer to as Republic Paperboard Company, is located in Lawton, Oklahoma and has a technologically advanced paper machine designed primarily for gypsum liner production using 100% recycled paper. The paper’s uniform cross-directional strength and finish characteristics facilitate the efficiencies of new high-speed wallboard manufacturing lines and improve the efficiencies of the slower wallboard manufacturing lines. Although the machine was designed primarily to manufacture gypsum liner products, we are also able to manufacture several alternative products, including containerboard grades and lightweight packaging grades. We currently estimate the annual capacity of our paper mill to be approximately 380,000 tons.

Our paper machine allows the Recycled Paperboard operation to manufacture high-strength gypsum liner that we believe is lighter in basis weight than what is generally available in the U.S. The low-basis weight product uses less recycled fiber to produce paper that, in turn, requires less energy (natural gas) to evaporate moisture from the board during the gypsum wallboard manufacturing process. The low-basis weight paper also reduces the overall finished board weight, giving our Gypsum Wallboard operations more competitive transportation costs for both the inbound and outbound segments.

Demand, Sales, and Distribution

Our manufactured recycled paperboard products are sold to gypsum wallboard manufacturers and other industrial users. During fiscal 2026, approximately 40% of the recycled paperboard sold by our paper mill was consumed by the Company’s Gypsum Wallboard manufacturing operations. We have contracts with two other gypsum wallboard manufacturers that continue until either party gives two to three years advance notice of termination. These two contracts represent approximately 50% of our total segment revenue, with most of the remaining 10% of volume shipped to other gypsum wallboard manufacturers. The loss of any of these contracts or the termination or reduction of their current production of gypsum wallboard, unless replaced by a commercially similar arrangement, could have a material adverse effect on the Company.

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

We believe that an adequate supply of recycled paper fiber will continue to be available from sources located in reasonable proximity to the paper mill. Although we have the capability to receive rail shipments, the vast majority of the recycled fiber we purchase is delivered via truck. Prices are subject to market fluctuations based on generation of material (supply), demand, and the presence of the export market. Fiber pricing, on average, was lower in fiscal 2026 than in fiscal 2025. Fiber prices are subject to change upon short notice due to factors outside of our control. Current gypsum liner customer contracts include price escalators that partially offset and compensate for changes in raw material fiber prices. The chemicals used in the paper-making operation, including size, retention aids, biocides, and sheet-strength additives, are available from several manufacturers at competitive prices.

The production of recycled paperboard involves the use of large volumes of water. We have an agreement with the City of Lawton municipal services to supply water to our manufacturing facility for the next 15 years, and we are improving our ability to recirculate our used water, which should significantly reduce our consumption of fresh water. Electricity, natural gas, and other utilities are available to us at either contracted rates or standard industrial rates in adequate supplies. These utilities are subject to standard industrial curtailment provisions.

Paperboard operations are generally large consumers of energy, mostly natural gas and electricity. Electricity is supplied to the paper mill by Public Service of Oklahoma (PSO), and they have requested a rate increase for fiscal 2027. Oklahoma is a regulated state for electricity services, and all rate change requests must be presented to the Oklahoma Corporation Commission for review and approval before implementation. At this time, we are unable to estimate how much of the increase will be granted by the Oklahoma Corporation Commission. PSO has been moving its fuel source dependency to natural gas and investing in wind energy, which could affect our electricity rates in future years. Natural gas costs in fiscal 2026 were similar to those in fiscal 2025, and they are subject to change upon short notice due to factors beyond our control. We use forward purchase contracts to manage our exposure to future price changes.

Environmental Matters

We did not have any capital expenditures related to compliance with environmental regulations applicable to our Recycled Paperboard operations during fiscal 2026, and we do not anticipate any capital expenditures related to compliance with environmental regulations during fiscal 2027.

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

The strength of the construction industry is also substantially affected by macroeconomic and other factors beyond our control. For example, previous rises in inflation and interest rates have negatively affected the construction industry by, among other things, increasing material costs and decreasing demand for some construction products. While we cannot predict the extent to which inflation or interest rates will fluctuate, any increases could result in a reduction in residential or commercial activity, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, demand for our products sold to the residential and commercial construction industries could decline if our customers cannot obtain funding for construction projects or if the costs of obtaining such funding increase, or due to other market factors such as labor shortages and supply chain issues.

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

Many of the products sold by us are commodities, and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions, and other market conditions beyond our control. Increases in the production capacity of industry participants for products such as gypsum wallboard or cement (including in connection with the increased use of Limestone Cement) or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative impact on product prices. Currently, there continues to be significant excess nameplate capacity in the gypsum wallboard industry in the United States. There can be no assurance that prices for products sold by us will not decline in the future or that such declines will not have a material adverse effect on our business, financial condition, and results of operations.

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

Our operations and those of our customers are subject to and affected by federal, state, and local laws and regulations with respect to a wide range of matters, including land usage, street and highway usage, noise level, as well as environmental, health and safety matters. In many instances, various certificates, permits, or licenses are required for us or our customers to conduct business or carry out construction and related operations. Although we believe we are in compliance in all material respects with applicable regulatory requirements, there can be no assurance that we will not incur material costs or liabilities in seeking to comply with existing or new laws or regulations, or that demand for our products will not be adversely affected by regulatory issues affecting our customers.

Our operations are subject to certain federal environmental regulations, including those discussed above in “Environmental Matters” in the Cement and Gypsum Wallboard sections. These regulations include the CISWI Rule which applies to one of our facilities' kilns; certain permitting and control requirements for operations in states that contain at least one “area” that was designated as being in nonattainment for the 2015 ozone NAAQS; interstate transport requirements for the 2015 ozone NAAQS under the Good Neighbor Plan; and potential additional permitting and control requirements to address more stringent standards under the revised PM2.5 NAAQS. Requirements under the Good Neighbor Plan are currently stayed, and the EPA has indicated its intent to reconsider requirements in both the Good Neighbor plan and underlying SIP disapprovals for certain states in which we operate. Nevertheless, we may ultimately be required to meet new control requirements in our facilities in these states, which may require significant capital expenditures for compliance and may cause us to incur additional operating costs or to modify or curtail the nature and scope of our operations at such facilities to meet our regulatory obligations. The EPA has also indicated its intent to reconsider requirements in the revised PM2.5 NAAQS; however, the timing for any reconsideration action is uncertain, and we may ultimately be similarly impacted by these requirements. For further information regarding these matters, please refer to Item 1. Business - Industry Segment Information. We have incurred, and in the future expect to incur, significant capital and operating expenditures to comply with such laws and regulations. The cost of complying with such laws and regulations could significantly affect our businesses.

Manufacturing and construction sites are inherently dangerous workplaces. Our manufacturing sites often put our employees and others in proximity to kilns and other large pieces of mechanized equipment, moving vehicles, chemical, and manufacturing processes and expose them to other potential safety hazards. We endeavor to maintain a safe work environment at all our facilities and take steps to preserve the health and safety of our workforce. There can be no assurance, however, that these measures will be successful in preventing injuries or violations of health and safety laws and regulations. Any failure to maintain safe work sites or violations of applicable health and safety standards and laws could have a material adverse effect on our business.

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

A number of governmental bodies have finalized, proposed, or are contemplating legislative and regulatory changes in response to the potential effects of climate change. Such legislation or regulation has and potentially could include provisions for a “cap and trade” system of allowances and credits or a carbon tax, among other provisions. Any future laws or regulations restricting GHG emissions would likely affect our cement plants and wallboard plants and negatively impact on our business and results of operations, whether through the imposition of raw material or production limitations, fuel-use, or carbon taxes, emission limitations or reductions, or otherwise. In addition, we may not be able to recover any increased operating costs, taxes or capital investments relating to GHG emission limitations at those plants from our customers while still maintaining pricing that is competitive in the relevant markets. There is also a potential for climate change legislation and regulation to adversely affect the cost of purchased energy and electricity.

The effects of future climate change legislation and regulation concerning GHGs are highly uncertain and difficult to estimate. However, because a chemical reaction inherent to the manufacture of cement releases carbon dioxide, a GHG, cement kiln operations may be disproportionately affected by future regulation of GHGs. Accordingly, we continue to closely monitor GHG regulations and legislation for potential impact on our Cement business.

Climate change may impact our operations, including through physical effects such as disruption in production and product distribution as a result of major storm events and shifts in regional weather patterns and intensities. Production and shipment levels for our businesses correlate with general construction activity, most of which occurs outdoors and, as a result, is affected by erratic weather patterns, seasonal changes, and other unusual or unexpected weather-related conditions, which can significantly affect our business, financial condition and results of operations.

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

Regulatory, stakeholder, and sustainability matters and our response to these matters could negatively affect our business.

We are subject to governmental, stakeholder, and societal attention regarding climate change, air emissions, waste management, water management, community engagement, human rights, labor conditions, sustainability and efficiency, health and safety, and information disclosure. Such attention may result in our business facing adverse reputational risks, may alter the environment in which we do business, may increase our ongoing costs of operations, compliance, assessment, and reporting and may adversely affect our business, financial condition, results of operations, and liquidity. We communicate certain initiatives and goals regarding sustainability matters in our SEC filings and in other public disclosures. Statements about these initiatives and goals, and progress against these goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change, and we may revise such initiatives and goals in the future. Non-compliance with, or a failure to address, the regulatory, stakeholder, and societal expectations regarding these matters (and accompanying emerging regulation and policy requirements (and related interpretations)) may result in potential cost increases, fines, penalties, production restrictions, brand or reputational damage, loss of customers, failure to retain and attract talent, and investor activism.

Changes in U.S. Trade Policy, including tariffs and other trade restrictions, could have a material adverse effect on our business, financial position, or results of operations.

The United States government has made and may continue to make changes in trade policy. These changes include renegotiating and terminating certain existing bilateral or multi-lateral trade agreements, and initiating substantial new or increased tariffs on foreign imports into the United States from a variety of countries and regions. These changes in trade policy (and any countermeasures adopted in response by foreign governments) could impact demand for our products, our costs, our customers, our suppliers, our ability to source materials and equipment economically and the U.S. economy, which in turn could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

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

We maintain insurance coverage in amounts and against insurable risks that we believe are consistent with industry practice, but this insurance may not be adequate to cover all losses or liabilities we may incur in our operations. Our insurance policies are subject to a number of exclusions and varying levels of deductibles and coverage limits. In general, liabilities subject to insurance are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported, and the effectiveness of our safety programs. If we were to experience insurance claims or costs above our estimates, our financial condition, results of operations and liquidity could be materially and adversely affected.

CYBER RISK FACTORS

We are dependent on information technology. A disruption, cyber attack or data security breach affecting our information technology systems may negatively affect our businesses, financial condition, and operating results.

Our operations rely on information technology systems and the secure processing, storage, and transmission of confidential, sensitive, proprietary, and other types of information relating to our business operations. We also rely on confidential and sensitive information about our customers and employees, which is maintained both in our computer systems and networks, and in the computer systems and networks of our third-party vendors. Any significant breakdown, invasion, destruction, outage, disruption or interruption of our systems could negatively affect operations. Cyber threats are rapidly evolving as data thieves and hackers have become increasingly sophisticated, including an increasing use of artificial intelligence, and carry out direct large-scale, complex automated attacks against a company or through vendor software supply chain compromises. We are not able to anticipate or prevent all such breakdowns, invasions, destructions, outages, disruptions, interruptions, and attacks and could be held liable for any resulting material security breach or data loss. Additionally, it is not always possible to foresee or prevent internal issues, such as human error, or malicious acts or misconduct by employees or third-party vendors. There are also significant risks related to the use of remote networking services and technologies that enable remote work.

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
•
sell, transfer, lease, or otherwise dispose of all or substantially all of the assets of the Company and its consolidated subsidiaries;
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

In the past, we have incurred significant indebtedness in connection with acquisition transactions or otherwise to fund the growth and development of our business. As of March 31, 2026, we had $1.8 billion of debt outstanding. We may also incur significant indebtedness from time to time in the future for these or other reasons. Our future ability to satisfy our debt obligations is subject, to some extent, to financial, market, competitive, legislative, regulatory, and other factors that are beyond our control. Substantial debt obligations could have negative consequences to our business, and, in particular, could impede, restrict, or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

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

Our business is significantly affected by the movement of interest rates. As a result, in recent periods we have experienced higher interest expense related to borrowings under our borrowing facilities. Inflation has caused our cost of capital to increase, and the purchasing power of our cash resources to decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation, which could have a direct and indirect adverse impact on our business and results of operations. Interest rates also have a direct impact on the level of residential, commercial, and infrastructure construction activity by affecting the cost of borrowed funds to builders. Rising interest rates or the continuation of high levels of interest rates could result in decreased demand for our products, which could have a material adverse effect on our business and results of operations.

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

Approximately half of our hourly employees are covered by collective bargaining agreements. Labor is a meaningful component in our ability to operate our business and can have a significant impact on the cost of operating our business. Labor shortages could restrict our ability to operate our business and increase costs to operate our business. Additionally, disputes with trade unions or the inability to renew our labor agreements may lead to work stoppages or strikes that could disrupt our business operations and lead to higher costs and/or reduced revenue and operating earnings. Labor issues affecting our suppliers, service providers, customers and other third parties may similarly have a material adverse effect on our business operations.

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

As business conditions warrant and our financial resources permit, we may pursue opportunities to acquire businesses or technologies and to form joint ventures that we believe could complement, enhance, or expand our current businesses or product lines or that might otherwise offer us growth opportunities. We may have difficulty identifying appropriate opportunities, or if we do identify opportunities, we may not be successful in completing transactions for a number of reasons. Any transactions that we are able to identify and complete may involve one or more of a number of risks, including:

•
the diversion of management’s attention from our existing businesses to the integration of the operations and personnel of the acquired business or joint venture;
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

From time to time, we may make significant investments to increase the capacity and efficiency of certain of our facilities. However, there is no assurance that such investments will result in increased capacity and efficiency at our facilities at the expected levels, within the expected budget and timeline, or at all. In addition, newly commissioned facilities and equipment are also subject to unforeseen breakdowns or failures related to mistakes in engineering and equipment selection, poor workmanship during fabrication and/or installation, accidents during the construction and/or commissioning phases, mistakes during initial operation, and other related issues that can cause significant delays in project implementation and facility start up. If our investments do not achieve the expected increased capacity or efficiency at the levels or timeline that is expected, or at all, or are otherwise impacted by budget overruns, or mistakes or defects in materials or workmanship, we could incur additional costs or expenses, which may harm our business, prospects, financial condition, results of operations, and cash flows.

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

ITEM 1B. Unresolved Staff Comments

There are no unresolved Staff comments.

ITEM 1C. Cybersecurity

RISK MANAGEMENT AND STRATEGY

Eagle continues to make cybersecurity a priority as the threat landscape evolves and becomes increasingly complex and sophisticated.

Managing Material Risks and Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cyber risk awareness. Our Director of Information Security (DIS), under the direction of our Chief Financial Officer (CFO), continuously evaluates and addresses cyber risks in alignment with business objectives, operational needs, and industry-accepted standards, such as National Institute of Standards and Technology frameworks.

The Company has processes and procedures in place intended to prevent, detect, mitigate, and remediate cybersecurity risks. These include but are not limited to:

•
maintaining a defined and practiced incident response plan
•
maintaining cyber insurance coverage
•
employing appropriate incident prevention and detection safeguards
•
maintaining defined disaster recovery procedure and employing disaster recovery software, where appropriate
•
educating, training and testing our user community on information security practices and identification of potential cybersecurity risks and threats
•
reviewing and evaluating new developments in the cyber threat landscape.

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

GOVERNANCE

Risk Management Personnel

The Company’s cybersecurity risk management program is overseen by management at multiple levels. Under the direction of our CFO, the DIS plays a key role in assessing, monitoring, and managing the Company’s cybersecurity risks with support from Company management, external cybersecurity consultants, and dedicated information technology and security personnel. Our DIS has over 35 years of IT experience, including 30 years of specializing in cybersecurity practices. Our DIS holds numerous certifications including as an ISC2, Certified Information Systems Security Professional (CISSP), and ISACA Certified Information Security Manager (CISM). Our DIS also has extensive experience in architecting, implementing, and managing cyber security control systems including vulnerability management, endpoint detection and response (EDR), security information and event management (SIEM), email fraud defense, and identity access management (IAM) solutions.

Monitor Cybersecurity Incidents

Our DIS is continually informed and updated on the latest developments in cybersecurity, including emerging threats and innovative risk management techniques. Our Director of Technology (DIT), supported by our DIS, implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Company is equipped with a defined and practiced incident response plan, which details immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Board of Directors Oversight

The Audit Committee of Eagle's Board is responsible for overseeing the Company’s policies and practices related to cyber risk. Based on details provided by the DIS, the Chief Financial Officer (CFO), together with the Company's third-party experts, provides the Audit Committee quarterly updates that encompass a broad range of topics, including:

•
current cybersecurity threat landscape and emerging threats
•
status of ongoing cybersecurity initiatives and strategies
•
incident reports and learnings from unique cybersecurity events, including those of other companies
•
compliance status and initiatives related to regulatory requirements and industry standards.

In addition, the CFO provides updates to the full Board upon request, and timely updates regarding unique developments such as regulatory updates or vulnerability developments, based on details provided by the DIS.

ITEM 2. Properties

Our operating facilities span the U.S. They include cement and slag cement plants, quarries, and related facilities; concrete and aggregates plants and quarries; gypsum wallboard plants; a recycled paperboard mill; cement distribution terminals; and our headquarters in Dallas, Texas. All our facilities are owned, with the exception of our headquarters in Dallas, which is leased through January 2036, and certain terminals, as discussed on page 10. None of our facilities are pledged as security for any debts. Please see the Industry Segment Information section on pages 6-21 for more information about the location of our facilities, and a summary of mineral reserves for each of our applicable businesses.

The following map shows the locations of our operating facilities at March 31, 2026, by type of facility. Quarries supporting our Cement, Aggregates, and Gypsum Wallboard businesses are in close proximity to the respective plants.

CEMENT/SLAG PLANTS
CEMENT TERMINALS
CONCRETE & AGGREGATES OPERATIONS
WALLBOARD PLANTS
PAPERBOARD MILL
DALLAS HEADQUARTERS

Mining Properties

In this Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve,” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless a qualified person (QP) (as defined under subpart 1300 of Regulation S-K) has determined that the mineral resources can be the basis of an economically viable project. Part or all of the mineral deposits (including any mineral resources) in these categories may never be converted into mineral reserves. Further, except for the portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Estimates of inferred mineral resources have too high of a degree of uncertainty as to their existence and may not be converted to a mineral reserve. Therefore, it should not be assumed that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, it should not be assumed that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves. Management relies on estimates of our recoverable mineral reserves, which estimation is complex due to geological characteristics of the properties and the number of assumptions made and variable factors, some of which are beyond our control.

The estimates of mineral resources and reserves in this Form 10-K are based on information and supporting documentation prepared in accordance with the requirements of subpart 1300 of Regulation S-K by third-party QPs who have no affiliation with or interest in the Company or our mining properties.

Cement Mining Properties

We mine primarily limestone at our quarry operations serving each of our cement plants. Eagle operates all its quarries, and mining at our quarries is done by Company personnel. The limestone mined at our quarries is converted to cement, as outlined in Item 1. Business. Each cement plant has its own dedicated limestone quarries, all of which have adequate access to highways and/or waterways. Limestone is delivered to our Louisville plant by barge, and to all other plants by truck. All our mines, with the exception of one, are surface mines, which are mined using open pit techniques. We have one underground mine serving our plant in Sugar Creek, Missouri. All our limestone reserves are located on properties that are in the production stage. All our quarries are close to our operating facilities.

As of March 31, 2026, we had 313.3 million tons of proven and probable limestone reserves, and 752.3 million tons of measured and indicated limestone resources, exclusive of limestone reserves. Approximately 80% of our total reserves are owned, and the remainder are leased. We do not consider any of our individual quarries to be material for disclosure purposes. All our individual locations have at least 25 years of reserves and resources, with most of our locations having in excess of 50 years.

Below is a summary of our limestone resources, exclusive of limestone reserves, serving each of our cement plants at March 31, 2026.

	Limestone Resources (1)(2)

	(tons in thousands)

Location	Measured	Indicated	Total Measured & Indicated	Inferred

Buda, Texas (3)	77,100	14,300	91,400	1,000

LaSalle, Illinois	20,900	6,500	27,400	50

Sugar Creek, Missouri	92,000	98,500	190,500	36,000

Laramie, Wyoming	58,400	47,100	105,500	353,600

Tulsa, Oklahoma	30,900	3,300	34,200	4,550

Fernley, Nevada	76,825	29,250	106,075	16,800

Louisville, Kentucky	62,150	102,000	164,150	124,400

Fairborn, Ohio	13,880	19,160	33,040	1,700

	432,155	320,110	752,265	538,100

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

Below is a summary of our limestone reserves serving each of our cement plants at March 31, 2026.

	Limestone Reserves (1)(2)

	(tons in thousands)

Location	Proven	Probable	Total Proven & Probable

Buda, Texas (3)	23,800	14,340	38,140

LaSalle, Illinois	14,500	3,020	17,520

Sugar Creek, Missouri	22,070	4,900	26,970

Laramie, Wyoming	36,640	24,370	61,010

Tulsa, Oklahoma	33,780	280	34,060

Fernley, Nevada	17,260	7,050	24,310

Louisville, Kentucky	43,260	45,330	88,590

Fairborn, Ohio	22,620	40	22,660

	213,930	99,330	313,260

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

Our total measured and indicated limestone resources were 752.3 million tons at March 31, 2026, compared with 728.4 million tons at March 31, 2025. Our total proven and probable reserves were 313.3 million tons at March 31, 2026, compared with 321.2 million tons at March 31, 2025. The decrease was primarily due to depletion during fiscal 2026.

Below is a summary of the annual production volumes from our cement quarries for each of the following fiscal years.

	Tons Mined

	(tons in thousands)

Location	2026	2025	2024

Buda, Texas (1)	540	515	800

LaSalle, Illinois	930	1,015	1,180

Sugar Creek, Missouri	945	915	820

Laramie, Wyoming	664	870	915

Tulsa, Oklahoma	900	760	885

Fernley, Nevada	505	510	610

Louisville, Kentucky	2,295	1,850	1,965

Fairborn, Ohio	880	910	870

	7,659	7,345	8,045

(1)
Reflects the Company's 50% ownership interest.

Aggregate Mining Properties

We have Aggregate operations near most of our concrete facilities as well as other locations throughout the US. Aggregates are obtained principally by mining and extracting from quarries owned or leased by the Company. The Company operates all its quarries, and mining at our quarries is done by Company personnel.

Mineral resources and reserves for our aggregate plants consist of both sand and gravel, as well as limestone.

As of March 31, 2026, we had 205.7 million tons of proven and probable aggregate reserves and 250.9 million tons of measured and indicated aggregate resources, exclusive of aggregate reserves. Approximately 60% of our reserves are owned, with the rest covered under leases expiring between 2040 and 2060. We do not consider any of our individual quarries to be material for disclosure purposes. All our individual locations, with the exception of the Kansas City area, have at least 25 years of reserves and resources. All of our aggregate mines are surface mines with the exception of one.

The following table sets forth certain information regarding our aggregates facilities as well as aggregates resources, exclusive of aggregates reserves, at March 31, 2026.

		Aggregates Resources (1)

		(tons in thousands)

Location	Types of Aggregates	Measured	Indicated	Total Measured & Indicated	Inferred

Central Texas	Limestone and Gravel	—	—	—	41,260

Kansas City Area (2)	Limestone	—	—	—	25,000

Northern Colorado	Sand and Gravel	58,660	16,915	75,575	6,300

Northern Kentucky	Limestone	29,800	76,900	106,700	148,100

Northern Nevada	Sand and Gravel	24,885	20,250	45,135	2,775

Western Pennsylvania	Limestone	11,100	12,400	23,500	19,800

		124,445	126,465	250,910	243,235

(1)
Measured, Indicated, and Inferred resources are based on an initial assessment using average selling price assumptions ranging from $8.00 to $28.00 per ton depending on location and market. Aggregates resources are reported on an in situ basis.
(2)
The Company currently is not operating its aggregate facility in the Kansas City area.

The following sets forth certain information regarding our aggregates reserves at March 31, 2026.

		Aggregates Reserves (1)

		(tons in thousands)

Location	Types of Aggregates	Proven	Probable	Total Proven & Probable

Central Texas	Limestone and Gravel	63,980	6,210	70,190

Kansas City Area (2)	Limestone	—	—	—

Northern Colorado	Sand and Gravel	—	11,800	11,800

Northern Nevada	Sand and Gravel	28,750	2,995	31,745

Northern Kentucky	Limestone	42,520	26,380	68,900

Western Pennsylvania	Limestone	18,030	5,000	23,030

		153,280	52,385	205,665

(1)
The economic viability of our reserves was determined using average limestone, sand, and gravel prices ranging from $8.00 to $28.00 per ton, depending on location and market. Aggregates reserves are reported on saleable product basis.
(2)
The Company is currently not operating its aggregate facility in the Kansas City area.

Our total measured and indicated aggregates resources were 250.9 million tons at March 31, 2026, compared with 212.6 million tons at March 31, 2025. Our total proven and probable reserves were 205.7 million tons at March 31, 2026, compared with 191.7 million tons at March 31, 2025. The increases in reserves and resources were primarily due to the Aggregates Acquisitions, partially offset by depletion during fiscal 2026.

Below is a summary of the annual production volumes from our aggregate quarries.

	Tons Mined

	(tons in thousands)

Location	2026	2025	2024

Central Texas	1,905	1,780	1,885

Kansas City Area (1)	—	—	—

Northern Colorado	1,090	990	1,685

Northern Kentucky	2,070	1,300	900

Northern Nevada	565	720	800

Western Pennsylvania (2)	1,600	360	—

	7,230	5,150	5,270

(1)
The Company is currently not operating its aggregate facility in the Kansas City area.
(2)
This mine was acquired on January 7, 2025. The tons mined in fiscal 2025 are from this date through March 31, 2025.

Gypsum Mining Properties

We have adequate access to all our gypsum quarries. Mining at all our quarries is done by Company personnel, and all our mines are in the production stage. Mineral resources and mineral reserves for our Gypsum Wallboard business are defined similarly to how they are defined for our Cement business. See the Limestone Resources and Reserves section in the Cement segment discussion above for a more detailed description of how we define mineral resources and reserves.

As of March 31, 2026, we had 65.5 million tons of proven and probable gypsum reserves, and 149.7 million tons of measured and indicated gypsum resources, exclusive of gypsum reserves. Approximately 40% of our reserves are owned, with the rest leased.

The following table sets forth certain information regarding our gypsum wallboard plants and gypsum resources, exclusive of gypsum reserves, at March 31, 2026.

	Gypsum Resources (1)(2)

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

The following table sets forth certain information regarding gypsum reserves at March 31, 2026.

	Gypsum Reserves (1)(2)

	(tons in thousands)

Location	Proven	Probable	Total Proven & Probable

Albuquerque, New Mexico	19,970	3,600	23,570

Bernalillo, New Mexico (3)	n/a	n/a	n/a

Gypsum, Colorado	16,860	2,420	19,280

Duke, Oklahoma	4,305	18,350	22,655

Georgetown, South Carolina (4)	n/a	n/a	n/a

Total	41,135	24,370	65,505

(1)
Gypsum reserves are shown on a recoverable basis.
(2)
The economic viability of our reserves was determined using average gypsum prices ranging from $17.83 to $19.33 per ton, depending on location and market.
(3)
The same reserves serve both New Mexico plants.
(4)
In 2006, we signed a 60-year supply agreement for synthetic gypsum with Santee Cooper that expires in 2069.

Our total measured and indicated gypsum resources were 149.7 million tons at March 31, 2026, and 149.7 million tons March 31, 2025. Our total proven and probable reserves were 65.5 million tons at March 31, 2026, compared with 67.2 million tons at March 31, 2025. The decrease in proven and probable reserves was primarily due to mined gypsum during fiscal 2026.

Below is a summary of the annual production volumes from our gypsum quarries.

	Tons Mined Reserves

	(tons in thousands)

Location	2026	2025	2024

Albuquerque, New Mexico	450	540	560

Bernalillo, New Mexico (1)	n/a	n/a	n/a

Gypsum, Colorado	540	560	615

Duke, Oklahoma	745	850	740

Total	1,735	1,950	1,915

(1)
The same resources serve both New Mexico plants.

Internal Controls

We have compiled reserve and resource estimates with the assistance of a third-party QP. In general, the procedure for developing these estimates was a collaboration between site personnel and the QP for each individual site. Past exploration data was field verified, and quality was verified by reviewing on-site lab certification or third-party testing. Third-party resource modeling was developed using verified past exploration data and field observations. Where applicable, site-specific ore density, recovery, and loss parameters were used to calculate reserves. Property ownership, permit status, and lease evaluations were performed by the third-party QP to evaluate the legal right to mine. When evaluating economic viability, past income statements and operating costs were reviewed, as well as future operating and capital cost estimates. Commodity pricing was taken either from published USGS reports or from reasonable expected pricing given site location and haulage rates.

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

Please refer to Item 1. Business – Industry Segment Information, for information regarding certain legal proceedings relating to the disapproval by the EPA in February 2023 of SIPs for the States of Nevada, Oklahoma, and Texas, which addressed the obligations of such states to eliminate significant contributions to non-attainment, or interference with maintenance, of the 2015 ozone NAAQS in other states. In response to the disapproval of the SIPs for such states, we and other third parties commenced litigation against the EPA in April 2023. We are unable to predict the ultimate outcome of these actions.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends

As of May 15, 2026, there were approximately 985 holders of record of our Common Stock which trades on the New York Stock Exchange under the symbol EXP. Our Common Stock is also listed on the NYSE Texas. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends for details on our dividend policy.

SHARE REPURCHASES

On May 17, 2022, the Board authorized the repurchase of an additional 7,500,000 shares. Including this latest authorization, our Board has approved the repurchase in the open market of a cumulative total of approximately 55.9 million shares of our Common Stock since we became publicly held in April 1994.

During fiscal years 2026, 2025, and 2024, we repurchased 1,739,625, 1,214,173, and 1,863,534 shares, respectively, at average prices of $219.48, $245.67, and $184.21, respectively. We have repurchased approximately 52.9 million shares from April 1994 through March 31, 2026. As a result, we have a total of approximately 2.9 million shares that remain available for repurchase as authorized by our Board. The Board did not specify an expiration date for its authorizations.

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

Purchases of the Company's common stock during the quarter ended March 31, 2026, were as follows.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 through January 31, 2026	155,239	$222.57	—

February 1 through February 28, 2026	55,000	228.36	—

March 1 through March 31, 2026	127,500	191.49	—

Quarter 4 Totals	337,739	$211.78	—	2,929,872

We did not have any sales of unregistered equity securities during fiscal years 2026, 2025, or 2024.

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

The graph below compares the cumulative 5-year total return to holders of Eagle Materials Inc. common stock with the cumulative total returns of the Russell 1000 Index and the Dow Jones U.S. Building Materials & Fixtures Index. The graph assumes that the value of the investment (including the reinvestment of dividends) in the Company’s common stock and in each of the indexes was $100 on March 31, 2021, and tracks it through March 31, 2026.

	3/21	3/22	3/23	3/24	3/25	3/26

Eagle Materials Inc.	100.00	96.18	110.83	206.29	169.16	145.10

Russell 1000	100.00	113.27	103.76	134.75	145.29	171.07

Dow Jones U.S. Building Materials & Fixtures	100.00	103.14	98.24	152.30	148.89	164.98

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. Reserved

Not required.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

executive summary

We are a leading U.S. manufacturer of heavy construction products and light building materials. Our primary products, cement and gypsum wallboard, are essential for building, expanding, and repairing roads, highways, and residential, commercial, and industrial structures across America. Headquartered in Dallas, Texas, Eagle manufactures and sells its products through a network of more than 70 facilities spanning 21 states. Demand for our products is generally cyclical and seasonal, depending on economic and geographic conditions. General economic downturns or localized downturns in the regions where we have operations may have a material adverse effect on our business, financial condition, and results of operations.

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments; and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the fiscal years ended March 31, 2026, and 2025, are presented on a consolidated basis and by business segment. The relative contribution to fiscal 2026 earnings by segment is shown below.

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

All our business activities are conducted in the United States. These activities include:

•
the mining of limestone for the manufacture, production, distribution, and sale of cement, including limestone cement (a basic construction material that is the essential binding ingredient in concrete)
•
the grinding and sale of slag
•
the mining of gypsum for the manufacture and sale of gypsum wallboard
•
the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters
•
the sale of readymix concrete
•
the mining and sale of aggregates (crushed stone, sand, and gravel).

On August 9, 2024, we finalized the Northern Kentucky Acquisition at a purchase price of approximately $24.9 million. The Northern Kentucky Acquisition is included in our Heavy Materials sector, and its results of operations are reported in the Concrete and Aggregates business segment beginning on August 9, 2024.

On January 7, 2025, we completed the Western Pennsylvania Acquisition at a purchase price of approximately $150.0 million, subject to customary post-closing adjustments. The Western Pennsylvania Acquisition is included in our Heavy Materials sector, and its results of operations are reported in the Concrete and Aggregates business segment beginning in the fourth quarter of fiscal 2025.

See Footnote (B) in the Audited Consolidated Financial Statements for more information regarding the Northern Kentucky and Western Pennsylvania Acquisitions (collectively, the Aggregates Acquisitions).

MARKET CONDITIONS AND OUTLOOK

Our fiscal 2026 results were generally strong, with record Revenue of $2.3 billion, Net Earnings of $423.8 million, and Diluted Earnings per Share of $13.16 per share. Our end markets remained resilient despite geopolitical, fiscal, and trade-policy disruptions and widespread uncertainty around future U.S. economic conditions. Year-over-year sales volume increased in our Heavy Materials Sector and declined in our Light Materials Sector.

The macroeconomic environment continues to be constructive for our products. We expect demand for cement to remain steady in the near term supported by bipartisan federal, state, and local support for public infrastructure projects and continued spending on heavy manufacturing and certain elements of the private-nonresidential construction category. A significant amount of federal funding from the trillion-dollar Infrastructure Investment and Jobs Act (IIJA) remains to be spent, and state Department of Transportation (DOT) budgets remain strong.

The backdrop for residential construction activity remained challenging in fiscal 2026, primarily because of housing affordability concerns driven by persistently elevated mortgage interest rates, as well as other macroeconomic uncertainties. At the same time, the national supply of homes remains constrained by years of underbuilding. Recently, new home construction has slowed as builders have pulled back on production because of mixed demand signals and higher levels of new home inventory in certain markets. This recent pullback affected our wallboard sales volume, which was down approximately 7% in fiscal 2026. The path ahead for mortgage rates, and the corresponding effect on residential construction activity, is unclear, and thus the timing of a recovery in new-home construction remains uncertain. Nonetheless, we believe our geographic footprint across the U.S. heartland and fast-growing Sun Belt region positions us to capitalize on these market dynamics in the near and longer term.

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

Paper is a significant cost component in our Recycled Paperboard and Gypsum Wallboard businesses. The primary raw material used to produce paperboard is old corrugated containers (OCC). Recently, OCC prices have been relatively flat; however, recycled fiber prices are subject to change on short notice due to several factors, including supply of OCC and demand for OCC from both domestic and international companies. Our current customer contracts for gypsum liner include price adjustments that partially compensate for changes in the cost of raw materials, such as recycled fiber and energy, including natural gas and electricity. However, because these price adjustments are not realized until future quarters, adjustments to material costs in our Gypsum Wallboard segment could be delayed until the effects of these price adjustments are realized.

Energy costs decreased in some of our businesses and increased in others during fiscal 2026 compared with fiscal 2025 and are expected to remain relatively stable over the near future. Freight costs for our Gypsum Wallboard segment, which delivers mostly by trucks, increased in fiscal 2026, and with current fuel prices increasing, they could increase in fiscal 2027. Freight costs for our Cement segment, which relies mostly on rail delivery, increased slightly in fiscal 2026, and are expected to increase in fiscal 2027. Additionally, labor shortages, primarily of truck drivers, can adversely affect our Concrete business. Any worsening of labor constraints could cause delays and inefficiencies in this business.

While maintenance costs were down 2% in fiscal 2026, we expect low single digit inflation for maintenance as equipment and contractor costs are expected to increase.

Results of Operations

Fiscal Year 2026 Compared with Fiscal Year 2025

	For the Years Ended March 31,

	2026	2025	Percentage Change

	(in thousands, except per share)

Revenue	$2,308,658	$2,260,508	2%

Cost of Goods Sold	(1,656,115)	(1,587,371)	4%

Gross Profit	652,543	673,137	(3)%

Equity in Earnings of Unconsolidated Joint Venture	19,989	26,396	(24)%

Corporate General and Administrative	(89,182)	(73,942)	21%

Other Nonoperating Income	5,108	6,420	(20)%

Interest Expense, net	(46,482)	(40,526)	15%

Earnings Before Income Taxes	541,976	591,485	(8)%

Income Tax Expense	(118,167)	(128,069)	(8)%

Net Earnings	$423,809	$463,416	(9)%

Diluted Earnings per Share	$13.16	$13.77	(4)%

Revenue

Revenue in fiscal 2026 increased 2% to $2,308.7 million. The Aggregates Acquisitions contributed $30.6 million of Revenue during fiscal 2026. Excluding Revenue from the Aggregates Acquisitions, Revenue increased $17.6 million. This increase was due to approximately $41.5 million of higher Sales Volume, primarily in Cement, partially offset by $23.9 million of lower average gross sales prices, primarily in our Gypsum Wallboard segment. See Fiscal Year 2026 vs Fiscal Year 2025 Results by Segment section for more information.

Cost of Goods Sold

Cost of Goods Sold increased by $68.7 million, or 4%, to $1,656.1 million in fiscal 2026. The Aggregates Acquisitions contributed $24.3 million of Cost of Goods Sold during fiscal 2026. Excluding the Northern Kentucky and Western Pennsylvania Acquisitions, Cost of Goods Sold increased $44.4 million. The increase in Cost of Goods Sold was due to higher Sales Volume of $39.6 million and higher operating costs of $4.8 million. Operating costs increased primarily in Cement and Gypsum Wallboard and were offset by our Recycled Paperboard and Concrete and Aggregates segments as discussed in the Fiscal Year 2026 vs Fiscal Year 2025 Results by Segment section.

Gross Profit

Gross Profit decreased by 3% to $652.5 million in fiscal 2026 primarily because of lower gross sales prices and higher operating costs, partially offset by an increase in Sales Volume. Gross Profit margin declined to 28.3% in fiscal 2026, compared with 29.8% in fiscal 2025.

Equity in Earnings of Unconsolidated Joint Venture

Equity in Earnings of Unconsolidated Joint Venture decreased by $6.4 million, or 24%. The decline was due to lower gross sales prices of $8.2 million and higher operating costs of $2.1 million, which were partially offset by higher Sales Volumes of $3.9 million. The higher operating costs were due primarily to increased raw materials and freight, which reduced operating earnings by approximately $6.1 million and $2.3 million, respectively. The increased raw materials and freight costs were partially offset by $5.1 million of lower maintenance costs.

Corporate General and Administrative

Corporate General and Administrative expenses increased by approximately $15.3 million, or 21%, to $89.2 million in fiscal 2026. The increase was due primarily to approximately $7.8 million of higher salaries and incentive compensation, $4.8 million of higher information technology costs for upgrades, and $2.4 million of higher professional services fees.

Other nonoperating Income

Other Nonoperating Income was $5.1 million in fiscal 2026 compared with $6.4 million in fiscal 2025. Other Nonoperating Income consists of a variety of items that are not related to segment operations, including lease and rental income, investment income, asset sales, and other miscellaneous income and cost items, such as large non-routine sales of excess raw materials or energy.

Interest Expense, Net

Interest Expense, net increased by approximately $6.0 million, or 15%, during fiscal 2026. The increase was mainly due to increased interest expense of approximately $14.1 million on our 5.000% Senior Unsecured Notes due May 2036, which were issued on November 13, 2025; $1.9 million of higher interest on our Term Loan, which was increased to $300.0 million in February 2025; and $0.4 million of increased debt amortization costs related to these new borrowings, all of which were partially offset by approximately $4.4 million of increased interest income resulting from a higher cash balance and higher Interest Capitalized of approximately $6.0 million. The increase in Interest Capitalized was due primarily to capital spending for the expansion and modernization of our cement plant in Laramie, Wyoming and our gypsum wallboard plant in Oklahoma.

Earnings Before Income Taxes

Earnings Before Income Taxes decreased from $591.5 million during fiscal 2025 to $542.0 million during fiscal 2026, primarily due to lower Gross Profit and Equity in Earnings of Joint Venture, as well as higher Corporate General and Administrative expenses and Interest Expense.

Income Tax Expense

Income Tax Expense for fiscal 2026 decreased to $118.2 million from $128.1 million for fiscal 2025. The effective tax rate was 22%, compared with 22% in the prior fiscal year.

Net Earnings and Diluted Earnings per Share

Net Earnings decreased 9% in fiscal 2026 to $423.8 million. Diluted Earnings per Share in fiscal 2026 was down 4% to $13.16 compared with $13.77 for fiscal 2025. The decrease in Diluted Earnings per share was primarily due to lower Net Earnings, which was partially offset by lower weighted-average shares outstanding due to our share buyback program.

FISCAL YEAR 2026 vs FISCAL YEAR 2025 Results by Segment

The following presents results within our two business sectors in fiscal 2026 and fiscal 2025. Revenue and operating results are organized by sector and discussed by individual business segment within each respective business sector.

Heavy Materials

Cement (1)

	For the Years Ended March 31,

	2026	2025	Percentage Change

	(in thousands, except per ton information)

Revenue, including Intersegment and Joint Venture	$1,299,383	$1,201,362	8%

Less Intersegment Revenue	$(36,011)	$(36,799)	(2)%

Less Joint Venture Revenue	$(119,341)	$(110,943)	8%

Revenue	$1,144,031	$1,053,620	9%

Sales Volume (M Tons)	7,471	6,912	8%

Freight and Delivery Costs Billed to Customers	$(81,822)	$(69,457)	18%

Average Net Sales Price, per ton (2)	$155.18	$156.67	(1)%

Operating Margin, per ton	$43.94	$46.22	(5)%

Operating Earnings	$328,306	$319,456	3%

(1)
Total of wholly owned subsidiaries and proportionately consolidated 50% interest in the Joint Venture’s results.
(2)
Net of freight, including Joint Venture.

Cement Revenue was $1,299.4 million in fiscal 2026, an 8% increase over fiscal 2025. The increase was primarily due to higher Sales Volume of $93.5 million and higher gross sales prices of $4.5 million.

Cement Operating Earnings increased 3% to $328.3 million in fiscal 2026. The increase was due to approximately $26.1 million of higher Sales Volume and $4.5 million of higher gross sales prices, partially offset by $21.7 million of increased operating expenses. The higher operating expenses consisted of a $15.3 million increase in purchased raw materials costs, $16.2 million related to increased fixed costs, primarily labor and depreciation, depletion, and amortization. These higher costs were partially offset by a reduction in maintenance costs of $7.6 million and energy of $6.1 million. Cement Operating Margin decreased to 25%, primarily because of increased operating expenses, partially offset by higher gross sales prices.

Concrete and Aggregates

	For the Years Ended March 31,

	2026	2025	Percentage Change

	(in thousands, except net sales prices)

Revenue, including Intersegment	$299,504	$251,636	19%

Less Intersegment Revenue	(16,229)	(13,913)	17%

Revenue	$283,275	$237,723	19%

Sales Volume

M Cubic Yards of Concrete	1,232	1,235	—

M Tons of Aggregate	6,567	3,854	70%

Average Net Sales Price

Concrete - Per Cubic Yard	$153.18	$148.48	3%

Aggregates - Per Ton	$14.23	$13.09	9%

Operating Earnings (Loss)	$12,864	$(8,765)	n/m

Concrete and Aggregates Revenue increased 19% to $299.5 million in fiscal 2026. Excluding the Aggregates Acquisitions, Revenue increased 12% to $268.9 million. The increase in Revenue was due to higher Concrete gross sales prices of $5.9 million and higher Aggregates Sales Volume of $13.3 million, which were partially offset by lower Aggregates gross sales prices and lower Concrete Sales Volume, which reduced revenue by $3.7 million and $0.4 million, respectively.

Operating Earnings improved to $12.9 million in fiscal 2026. Excluding the Aggregates Acquisitions, Operating Earnings increased to $10.1 million for fiscal 2026. The increase in Operating Earnings was due to $2.2 million and $2.1 million of higher gross sales prices and Sales Volume, respectively, as well as lower operating expenses of $11.2 million. The lower operating expenses were primarily due to lower cost of materials, maintenance, delivery, and fixed costs of $1.3 million, $3.8 million, $2.4 million, and $4.5 million, respectively.

Light Materials

Gypsum Wallboard

	For the Years Ended March 31,

	2026	2025	Percentage Change

	(in thousands, except per MMSF information)

Revenue	$764,493	$846,499	(10)%

Sales Volume (MMSF)	2,759	2,968	(7)%

Freight and Delivery Costs Billed to Customers	$(140,719)	$(146,000)	(4)%

Average Net Sales Price, per MSF (1)	$226.08	$236.04	(4)%

Freight, per MSF	$51.00	$49.19	4%

Operating Margin, per MSF	$103.96	$118.18	(12)%

Operating Earnings	$286,831	$350,764	(18)%

(1)
Net of freight per MSF.

Gypsum Wallboard Revenue decreased 10% to $764.5 million in fiscal 2026. The decrease was due to lower gross sales prices and Sales Volume, which decreased Revenue by $22.4 million and $59.6 million, respectively. Our market share remained relatively flat in fiscal 2026 compared with fiscal 2025.

Operating Earnings decreased 18% to $286.8 million in fiscal 2026. The decrease was primarily related to lower gross sales prices of $22.4 million, lower Sales Volume of $24.7 million, and higher operating expenses of $16.8 million. The increase in operating costs was due primarily to $5.3 million of freight costs, $0.7 million of energy costs, $2.4 million of maintenance costs, and $5.2 million of raw materials. During fiscal 2026, Gypsum Wallboard Operating Margin decreased to 38%, due to lower gross sales price and increased operating expenses.

Recycled Paperboard

	For the Years Ended March 31,

	2026	2025	Percentage Change

	(in thousands, except per ton information)

Revenue, including Intersegment	$199,215	$211,724	(6)%

Less Intersegment Revenue	(82,356)	(89,058)	(8)%

Revenue	$116,859	$122,666	(5)%

Sales Volume (M Tons)	341	350	(3)%

Average Net Sales Price, per ton (1)	$584.77	$604.02	(3)%

Operating Margin, per ton	$130.59	$108.79	20%

Operating Earnings	$44,531	$38,078	17%

(1)
Net of freight per ton.

Recycled Paperboard Revenue, including Intersegment Revenue, decreased 6% to $199.2 million in fiscal 2026, due to a decrease of approximately $6.6 million in gross sales prices and a $5.9 million decrease in Sales Volume. The decline in gross sales prices was due to the price adjustment provisions in our long-term sales agreements.

Operating Earnings increased 17% to $44.5 million in fiscal 2026, primarily because of lower operating expenses of $14.2 million, partially offset by lower gross sales prices and Sales Volume of $6.6 million and $1.0 million, respectively. The decrease in operating expenses was primarily related to lower raw materials costs of $16.8 million, which was partially offset by higher energy expenses of $2.7 million. During fiscal 2026, Operating Margin increased to 22% from 18% in fiscal 2025, primarily because of lower operating expenses, partially offset by lower gross sales prices.

Fiscal Year 2025 Compared with Fiscal Year 2024

Please see our Form 10-K for fiscal year 2025 for the discussion of our Results of Operations and Revenue and Operating Earnings by segment for fiscal 2025 compared with fiscal 2024. Our 2025 Form 10-K can be found on the investor page of our website, at eaglematerials.com.

CRITICAL Accounting Policies

Certain of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with generally accepted accounting principles, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statements. Listed below are those policies we believe are critical and require the use of complex judgment in their application.

Goodwill

We assess Goodwill for impairment annually in the fourth quarter of our fiscal year, or more frequently when indicators of impairment exist. Impairment testing for Goodwill is done at the reporting unit, which is consistent with our reportable segments.

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

Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. The most important assumption underlying our estimates is the projection of construction spending in the U.S. over the next several years. Actual results may differ materially from those estimates. Changes in market conditions, market trends, interest rates, or other factors outside of our control, such as a worldwide pandemic, global energy crisis, or military conflict, could cause us to change key assumptions and our judgment about a reporting unit’s prospects. Similarly, in a specific period, a reporting unit could significantly underperform relative to its historical or projected future operating results. Either situation could result in a meaningfully different estimate of the fair value of our reporting units, and a consequent future impairment charge.

The segment breakdown of Goodwill at March 31, 2026, and 2025, was as follows.

	2026	2025

	(dollars in thousands)

Cement	$227,639	$227,639

Concrete and Aggregates	118,878	118,099

Gypsum Wallboard	116,618	116,618

Recycled Paperboard	7,538	7,538

	$470,673	$469,894

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction and therefore represents an exit price. A fair value measurement assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. We assign the highest level of fair value available to assets acquired and liabilities assumed based on the following options:

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

LIQUIDITY AND CAPITAL RESOURCES

We believe we have access at the present time to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures, and debt service obligations, for at least the next 12 months. In the long term, we intend to rely on our existing financial resources, together with borrowings under existing and future credit facilities and potential offerings of our securities in private or public markets. We regularly monitor any potential disruptions to the economy, and to our operations, particularly changing fiscal policy or economic conditions affecting our industries. Please see the Debt Financing Activities section below for a discussion of our revolving credit facility and the amount of borrowings available to us in the next 12 month period.

Cash Flow

The following table provides a summary of our Cash Flows.

	For the Fiscal Years Ended March 31,

	2026	2025

	(dollars in thousands)

Net Cash Provided by Operating Activities	$614,166	$548,548

Investing Activities:

Additions to Property, Plant, and Equipment	(416,739)	(195,281)

Minority Investment	(15,000)	—

Acquisition Spending	—	(174,850)

Net Cash Used in Investing Activities	(431,739)	(370,131)

Financing Activities:

Borrowings Under Revolving Credit Facility	145,000	335,000

Repayment of Borrowings Under Revolving Credit Facility	(345,000)	(305,000)

Borrowings Under Term Loan	—	125,000

Repayment of Term Loan	(15,000)	(11,250)

Proceeds from Issuance of 5.000% Senior Notes	741,772	—

Dividends Paid to Stockholders	(32,385)	(33,722)

Purchase and Retirement of Common Stock	(381,809)	(298,286)

Payment of Excise Tax on Purchases and Retirement of Common Stock	(2,587)	(3,331)

Proceeds from Stock Option Exercises	535	6,380

Payment of Debt Issuance Costs	(6,851)	(1,834)

Shares Redeemed to Settle Employee Taxes on Stock Compensation	(8,583)	(5,898)

Net Cash Provided by (Used in) Financing Activities	95,092	(192,941)

Net Increase (Decrease) in Cash and Cash Equivalents	$277,519	$(14,524)

Cash Flows from Operating Activities increased by $65.6 million to $614.2 million in fiscal 2026. The increase was largely attributable to higher changes in Working Capital of $62.9 million and higher Net Earnings, adjusted for non-cash charges of $2.7 million.

Working Capital increased by $267.1 million to $690.7 million at March 31, 2026, primarily because of higher Cash and Accounts Receivable of $277.5 million and $16.2 million, respectively. This was partially offset by an increase in Accounts Payable and Accrued Liabilities of $9.0 million and $6.1 million, respectively, and a decrease in Inventories of $6.8 million.

The increase in Accounts Receivable at March 31, 2026, was primarily due to the timing of sales and collections during the quarter ended March 31, 2026. As a percentage of quarterly sales generated in the fiscal fourth quarters, Accounts Receivable was 48% at March 31, 2026, and 45% at March 31, 2025. Management measures the change in Accounts Receivable by monitoring the day’s sales outstanding monthly to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at March 31, 2026.

Our Inventory balance at March 31, 2026, decreased approximately $6.8 million from our balance at March 31, 2025. Within Inventories, Raw Materials and Materials-in-Progress, Finished Cement, Aggregates, and Fuel and Coal decreased by approximately $5.9 million, $4.4 million, $1.6 million, and $5.0 million, respectively, which was partially offset by an increase in Repair Parts and Supplies and Recycled Paperboard of $8.1 million and $2.9 million, respectively. The decreases in Raw Materials and Materials-in-Progress, and Fuel and Coal were mostly due to timing. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence given that they are basic construction materials. The largest individual balance in our inventory is Repair Parts. The size and complexity of our manufacturing plants, as well as the age of certain of our plants, creates the need to stock a high level of repair parts inventory. We believe all these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts.

Net Cash Used in Investing Activities in fiscal 2026 was approximately $431.7 million compared with $370.1 million in fiscal 2025, an increase of approximately $61.6 million. This was primarily due to an increase in additions to capital spending and an investment of $221.5 million and $15.0 million, respectively. This was partially offset by a reduction in acquisition spending of $174.9 million. The increase in capital spending was mainly due to the expansion and modernization of our Mountain Cement facility and our gypsum wallboard plant in Oklahoma.

Net Cash Provided by Financing Activities was approximately $95.1 million during fiscal 2026, compared with Net Cash Used in Financing Activities of $192.9 million in fiscal 2025. The $288.0 million increase was mainly related to higher borrowings, net of repayments, of $383.0 million, partially offset by higher Purchases and Retirement of Common Stock and Payment of Debt Issuance Costs of $83.5 million and $5.0 million, respectively, as well as lower Proceeds from Stock Option Exercises of $5.8 million.

Our debt-to-capitalization ratio and net debt-to-capitalization ratio were 54.7% and 50.1%, respectively, at March 31, 2026, compared with 46.1% and 45.7%, respectively, at March 31, 2025.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities at March 31, 2026.

Maturity

Revolving Credit Facility	February 2030

Term Loan	February 2030

2.500% Senior Unsecured Notes	July 2031

5.000% Senior Unsecured Notes	March 2036

See Footnote (F) to the Audited Consolidated Financial Statements for further details on the Company's debt facilities, including interest rates, and financial and other covenants and restrictions.

The revolving borrowing capacity of our Revolving Credit Facility is $750.0 million (any revolving loans borrowed under the Revolving Credit Facility, as applicable, the Revolving Loans). The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At March 31, 2026, we had no outstanding Revolving Loans under the Revolving Credit Facility and $9.9 million of outstanding letters of credit, leaving us with $740.1 million of available borrowings under the Revolving Credit Facility, net of outstanding letters of credit. We are contingently liable for performance under $48.7 million in performance bonds relating primarily to our mining operations. We do not have any off-balance-sheet debt or any outstanding debt guarantees as of March 31, 2026.

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

As market conditions warrant, the Company may from time to time seek to purchase or repay its outstanding debt securities or loans, including the 2.500% Senior Unsecured Notes, 5.000% Senior Unsecured Notes, the Term Loan, and any Revolving Credit Loans, in each case, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases we make may be funded by using cash on our balance sheet or issuing new debt. The amounts involved in any such purchase transactions, individually or in aggregate, may be material.

Our Senior Unsecured Notes are rated by Moody’s Investor Service (Moody’s) and Standard and Poor’s Global Ratings (S&P). The ratings are typically monitored by stockholders, creditors, or suppliers, and they serve as indicators of the Company’s viability. Below is a summary of the ratings published by the agencies as of the date indicated:

	Moody's	S&P

Corporate/Family Rating	Baa2	BBB

Outlook	Stable	Stable

Guaranteed Senior Notes	Baa2	BBB

Date of Latest Report	November 2025	February 2026

We also have approximately $36.7 million of lease liabilities at March 31, 2026, that have an average remaining life of approximately 11.7 years.

Cash Used for Share Repurchases and Stock Repurchase Program

See table under Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” for additional information.

Share repurchases may be made from time to time in the open market or in privately negotiated transactions. The timing and amount of any share repurchases will be determined by the Company’s management, based on its evaluation of market and economic conditions and other factors. In some cases, repurchases may be made pursuant to plans, programs, or directions established from time to time by the Company’s management, including plans to comply with the safe harbor provided by Rule 10b5-1.

Capital Expenditures

The following table shows Capital Expenditures in fiscal years 2026 and 2025.

	For the Fiscal Years Ended March 31,

	2026	2025

	(dollars in thousands)

Land and Quarries	$8,795	$9,234

Plants	330,736	123,120

Buildings, Machinery and Equipment	77,211	62,927

Total Capital Expenditures	$416,742	$195,281

Capital expenditures for fiscal 2027 are expected to range from $490.0 million to $525.0 million and to be allocated between the Heavy Materials and Light Materials sectors. These estimated capital expenditures will include the expansion and modernization of our Mountain Cement facility in Wyoming and the modernization and expansion of our gypsum wallboard plant in Oklahoma, as well as maintenance capital expenditures and improvements, and other safety and regulatory projects.

Dividends

Dividends paid in fiscal years 2026, 2025, and 2024 were $32.4 million, $33.7 million, and $35.3 million, respectively.

Contractual and Other Obligations

We have certain Contractual Obligations arising from indebtedness, operating leases, and purchase obligations. Future payments due, aggregated by type of contractual obligation, are shown below.

	Payments Due by Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(dollars in thousands)

Revolving Credit Facility (1)	$—	$—	$—	$—	$—

Term Loan (2)	281,250	15,000	30,000	236,250	—

Senior Unsecured Notes	1,500,000	—	—	—	1,500,000

Interest and Commitment Fees on Credit Facility (3)	3,546	925	1,850	771	—

Interest on Term Loan (4)	49,651	13,774	25,288	10,589	—

Interest on Senior Unsecured Notes	470,313	56,250	112,500	112,500	189,063

Operating Leases	47,904	5,227	8,511	7,928	26,238

Purchase Obligations (5)	451,667	409,048	41,714	362	543

Total	$2,804,331	$500,224	$219,863	$368,400	$1,715,844

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
(5)
Purchase obligations are noncancelable agreements to purchase coal, natural gas, slag, and synthetic gypsum, and to fund capital expenditure commitments, including the expansion and modernization of our cement plant in Wyoming, and the modernization and expansion of our Gypsum Wallboard plant in Oklahoma.

Based on our current actuarial estimates, we do not anticipate making contributions to our defined benefit plans for fiscal year 2027.

Inflation and Changing Prices

The Consumer Price Index (CPI) rose approximately 3.3% in fiscal 2026, 2.4% in fiscal 2025, and 3.5% in fiscal 2024. During fiscal 2026, the CPI for electricity, natural gas, gasoline, and transportation increased 4.6%, 6.4%, 18.9%, and 4.1%, respectively. We have some protection from increasing natural gas costs in fiscal 2027 as we have forward purchase contracts for approximately 20.0% of our anticipated natural gas usage. The increase in CPI for transportation and gasoline will likely raise our freight costs in the near term; however, most of the increase in gasoline prices appears to stem from the military action in the Strait of Hormuz. A resolution of this crisis would likely lead to a drop in gasoline prices. Our ability to increase sales prices to cover higher costs in the future varies with the level of activity in the construction industry; the number, size, and strength of competitors; and the availability of products to supply a local market.

General Outlook

See “Market Conditions and Outlook” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

Refer to Footnote (A) to the Audited Consolidated Financial Statements for information regarding recently issued accounting pronouncements that may affect our financial statements.

Forward-Looking Statements

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statements and generally arise when the Company is discussing its beliefs, estimates, or expectations as to future events. These statements are not historical facts or guarantees of future performance but instead represent only the Company’s belief at the time the statements were made regarding future events which are subject to certain risks, uncertainties, and other factors, many of which are outside the Company’s control. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company’s actual performance include the following: the cyclical and seasonal nature of the Company’s businesses; fluctuations in public infrastructure expenditures; the effects of adverse weather conditions on infrastructure and other construction projects as well as our facilities and operations; the fact that our products are commodities and that prices for our products are subject to material fluctuation due to market conditions and other factors beyond our control; the availability of and fluctuations in the cost of raw materials; changes in the costs of energy, including, without limitation, natural gas, coal, and oil (including diesel), and the nature of our obligations to counterparties under energy supply contracts, such as those related to market conditions (for example, spot market prices), governmental orders and other matters; changes in the cost and availability of transportation; unexpected operational difficulties, including unexpected maintenance costs, equipment downtime, and interruption of production; material nonpayment or non-performance by any of our key customers; consolidation of our customers; interruptions in our supply chain; inability to timely execute or realize capacity expansions or efficiency gains from capital improvement projects; difficulties and delays in the development of new business lines; governmental regulation and changes in governmental and public policy (including, without limitation, climate change and other environmental regulation); changes in trade policy, including tariffs and the effects of any increases in tariffs on our business, including increases in inputs used in our facility expansion and modernization projects; possible losses or other adverse outcomes from pending or future litigation or arbitration proceedings; changes in economic conditions or the nature or level of activity in any one or more of the markets or industries in which the Company or its customers are engaged; competition; cyber-attacks or data security breaches, together with the costs of protecting our systems against such incidents and the possible effects thereof on our operations; increases in capacity in the gypsum wallboard and cement industries; changes in the demand for residential housing construction or commercial construction or construction projects undertaken by state or local governments; the availability of acquisitions or other growth opportunities that meet our financial return standards and fit our strategic focus; risks related to pursuit of acquisitions, joint ventures and other transactions or the execution or implementation of such transactions, including the integration of operations acquired by the Company; general economic conditions, including inflation and recessionary conditions; and changes in interest rates and the resulting effects on the Company and demand for our products. For example, increases in interest rates, decreases in demand for construction materials or increases in the cost of energy (including, without limitation, natural gas, coal, and oil) or the cost of our raw materials can be expected to adversely affect the revenue and operating earnings of our operations. In addition, changes in national or regional economic conditions and levels of infrastructure and construction spending could also adversely affect the Company’s results of operations. Finally, any forward-looking statements made by the Company are subject to the risks and impacts associated with natural disasters, the outbreak, escalation or resurgence of health emergencies, pandemics or other unforeseen events, including, without limitation, the COVID-19 pandemic and responses thereto designed to contain its spread and mitigate its public health effects, as well as their impact on our operations and on economic conditions, capital, and financial markets. These and other factors are described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, and subsequent quarterly and annual reports upon filing. These reports are filed with the Securities and Exchange Commission. All forward-looking statements made herein are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed herein will increase with the passage of time. The Company undertakes no duty to update any forward-looking statement to reflect future events or changes in the Company’s expectations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility and Term Loan. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to changes in interest rates. At March 31, 2026, we had no outstanding Revolving Loans under the Revolving Credit Facility and $281.3 million outstanding under the Term Loan, under which borrowings bear interest at a variable rate based on the secured overnight financing rate (SOFR). A hypothetical 100 basis point increase in interest rates on these outstanding borrowings would increase our interest expense by $2.8 million on an annual basis. At present, we do not utilize derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, petroleum coke, natural gas, and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing our use of alternative fuels.

ITEM 8. Financial Statements and Supplementary Data

Financial Information

Index to Financial Statements and Related Information
PAGE
Eagle Materials Inc.:
Consolidated Statements of Earnings for the Years Ended March 31, 2026, 2025, and 2024	71
Consolidated Statements of Comprehensive Earnings for the Years Ended March 31, 2026, 2025, and 2024	72
Consolidated Balance Sheets as of March 31, 2026 and 2025	73
Consolidated Statements of Cash Flows for the Years Ended March 31, 2026, 2025, and 2024	74
Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2026, 2025, and 2024	75
Notes to Consolidated Financial Statements	76
Report of Independent Registered Public Accounting Firm	113
Auditor Name: Ernst & Young LLP
Auditor Location: Dallas, Texas
Auditor Firm ID: 42

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Earnings

	For the Years Ended March 31,

	2026	2025	2024

	(dollars in thousands, except share and per share data)

Revenue	$2,308,658	$2,260,508	$2,259,297

Cost of Goods Sold	1,656,115	1,587,371	1,573,976

Gross Profit	652,543	673,137	685,321

Equity in Earnings of Unconsolidated Joint Venture	19,989	26,396	31,581

Corporate General and Administrative Expense	(89,182)	(73,942)	(59,795)

Other Nonoperating Income	5,108	6,420	3,087

Interest Expense, net	(46,482)	(40,526)	(42,257)

Earnings Before Income Taxes	541,976	591,485	617,937

Income Taxes	(118,167)	(128,069)	(140,298)

Net Earnings	$423,809	$463,416	$477,639

EARNINGS PER SHARE

Basic	$13.24	$13.88	$13.72

Diluted	13.16	13.77	13.61

AVERAGE SHARES OUTSTANDING

Basic	32,014,721	33,378,050	34,811,560

Diluted	32,193,791	33,646,395	35,097,871

CASH DIVIDENDS PER SHARE	$1.00	$1.00	$1.00

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Comprehensive Earnings

	For the Years Ended March 31,

	2026	2025	2024

	(dollars in thousands)

Net Earnings	$423,809	$463,416	$477,639

Net Actuarial Change in Defined Benefit Plans:

Unrealized Gain (Loss) During the Period, net of tax benefit of $(463), $26, and $(24)	(1,438)	74	(53)

Amortization of Net Actuarial Gain, net of tax benefit of $51, $63, and $59	159	174	192

Comprehensive Earnings	$422,530	$463,664	$477,778

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Balance Sheets

	March 31,

	2026	2025

	(dollars in thousands)

ASSETS

Current Assets

Cash and Cash Equivalents	$297,920	$20,401

Accounts Receivable, net	228,573	212,332

Inventories	408,391	415,175

Income Tax Receivable	7,536	10,020

Prepaid and Other Assets	8,469	10,729

Total Current Assets	950,889	668,657

Property, Plant, and Equipment, net	2,064,622	1,792,982

Investment in Joint Venture	160,078	140,089

Operating Lease Right-of-Use Assets	29,346	29,313

Goodwill and Intangible Assets, net	585,443	595,752

Other Assets	51,866	37,795

Total Assets	$3,842,244	$3,264,588

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$138,884	$129,895

Accrued Liabilities	102,127	96,077

Operating Lease Liabilities	4,144	4,032

Current Portion of Long-Term Debt	15,000	15,000

Total Current Liabilities	260,155	245,004

Long-Term Debt	1,745,081	1,223,316

Noncurrent Operating Lease Liabilities	32,559	33,597

Other Long-Term Liabilities	66,959	66,029

Deferred Income Taxes	262,662	239,942

Total Liabilities	2,367,416	1,807,888

Stockholders’ Equity

Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—

Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 31,227,012 and 32,973,121 Shares, respectively	312	330

Capital in Excess of Par Value	—	—

Accumulated Other Comprehensive Losses	(4,404)	(3,125)

Retained Earnings	1,478,920	1,459,495

Total Stockholders’ Equity	1,474,828	1,456,700

	$3,842,244	$3,264,588

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Cash Flows

	For the Years Ended March 31,

	2026	2025	2024

	(dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Earnings	$423,809	$463,416	$477,639

Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity:

Depreciation, Depletion, and Amortization	164,746	158,902	149,832

Deferred Income Tax Provision	22,720	(4,855)	7,953

Stock Compensation Expense	21,266	18,743	19,900

Equity in Earnings of Unconsolidated Joint Venture	(19,989)	(26,396)	(31,581)

Distributions from Joint Venture	—	—	7,000

Changes in Operating Assets and Liabilities:

Accounts Receivable	(16,241)	(7,904)	(551)

Inventories	6,784	(36,832)	(67,232)

Accounts Payable and Accrued Liabilities	8,795	874	13,794

Other Assets	(546)	(16,747)	(20,468)

Income Taxes Receivable	2,822	(653)	7,652

Net Cash Provided by Operating Activities	614,166	548,548	563,938

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to Property, Plant, and Equipment	(416,739)	(195,281)	(120,305)

Minority Investment	(15,000)	—	—

Acquisition Spending	—	(174,850)	(55,053)

Net Cash Used in Investing Activities	(431,739)	(370,131)	(175,358)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings Under Revolving Credit Facility	145,000	335,000	13,000

Repayment of Borrowings Under Revolving Credit Facility	(345,000)	(305,000)	—

Borrowings Under Term Loan	—	125,000	—

Repayment of Term Loan	(15,000)	(11,250)	(10,000)

Proceeds from Issuance of 5.000% Senior Notes	741,772	—	—

Dividends Paid to Stockholders	(32,385)	(33,722)	(35,298)

Purchase and Retirement of Common Stock	(381,809)	(298,286)	(343,274)

Payment of Excise Tax on Purchases and Retirement of Common Stock	(2,587)	(3,331)	—

Proceeds from Stock Option Exercises	535	6,380	17,098

Payment of Debt Issuance Costs	(6,851)	(1,834)	—

Shares Redeemed to Settle Employee Taxes on Stock Compensation	(8,583)	(5,898)	(10,423)

Net Cash Provided by (Used in) Financing Activities	95,092	(192,941)	(368,897)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	277,519	(14,524)	19,683

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,401	34,925	15,242

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$297,920	$20,401	$34,925

See Notes to Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total

	(dollars in thousands)

Balance at March 31, 2023	$358	$—	$1,188,883	$(3,547)	$1,185,694

Net Earnings	—	—	477,639	—	477,639

Stock Option Exercises and Restricted Share Vesting	2	17,096	—	—	17,098

Stock Compensation Expense	—	19,900	—	—	19,900

Shares Redeemed to Settle Employee Taxes	(1)	(10,422)	—	—	(10,423)

Purchase and Retirement of Common Stock	(18)	(26,574)	(320,114)	—	(346,706)

Dividends to Stockholders	—	—	(34,841)	—	(34,841)

Unfunded Pension Liability, net of tax	—	—	—	174	174

Balance at March 31, 2024	$341	$—	$1,311,567	$(3,373)	$1,308,535

Net Earnings	—	—	463,416	—	463,416

Stock Option Exercises and Restricted Share Vesting	1	6,379	—	—	6,380

Stock Compensation Expense	—	18,743	—	—	18,743

Shares Redeemed to Settle Employee Taxes	—	(5,898)	—	—	(5,898)

Purchase and Retirement of Common Stock	(12)	(19,224)	(282,032)	—	(301,268)

Dividends to Stockholders	—	—	(33,456)	—	(33,456)

Unfunded Pension Liability, net of tax	—	—	—	248	248

Balance at March 31, 2025	$330	$—	$1,459,495	$(3,125)	$1,456,700

Net Earnings	—	—	423,809	—	423,809

Stock Option Exercises and Restricted Share Vesting	—	535	—	—	535

Stock Compensation Expense	—	21,266	—	—	21,266

Shares Redeemed to Settle Employee Taxes	(1)	(10,769)	2,187	—	(8,583)

Purchase and Retirement of Common Stock	(17)	(11,032)	(374,587)	—	(385,636)

Dividends to Stockholders	—	—	(31,984)	—	(31,984)

Unfunded Pension Liability, net of tax	—	—	—	(1,279)	(1,279)

Balance at March 31, 2026	$312	$—	$1,478,920	$(4,404)	$1,474,828

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

Accounts Receivable

Accounts Receivable have been shown net of the allowance for doubtful accounts of $6.3 million and $6.4 million at March 31, 2026, and 2025, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based on our assessment of the collectability of outstanding Accounts Receivable, and includes a provision for probable losses based on historical write-offs, adjusted for current economic trends in the construction industry, and a specific reserve for accounts deemed at risk. We have no significant credit risk concentration among our diversified customer bases. Bad debt expense was approximately $0.8 million, $0.2 million, and $0.3 million for the fiscal years ended March 31, 2026, 2025, and 2024, respectively. Write-offs of Accounts Receivable were approximately $0.9 million, $0.6 million, and $0.6 million for the fiscal years ended March 31, 2026, 2025, and 2024, respectively.

Inventories

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or net realizable value. Raw Materials and Materials-in-Progress include clinker, which is an intermediary product before it is ground into cement powder. Quantities of Raw Materials and Materials-in-Progress, Aggregates and Coal inventories, are based on measured volumes, subject to estimation based on the size and location of the inventory piles and then converted to tonnage using standard inventory density factors. Inventories consist of the following.

	March 31,

	2026	2025

	(dollars in thousands)

Raw Materials and Materials-in-Progress	$158,829	$164,683

Finished Cement	63,293	67,711

Aggregates	16,073	17,681

Gypsum Wallboard	4,809	5,708

Recycled Paperboard	10,675	7,814

Repair Parts and Supplies	135,110	126,983

Fuel and Coal	19,602	24,595

	$408,391	$415,175

Property, Plant, and Equipment

Property, Plant, and Equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Annual maintenance is expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets and totaled $149.5 million, $147.6 million, and $139.5 million, for the fiscal years ended March 31, 2026, 2025, and 2024, respectively. Raw material deposits are depleted as such deposits are extracted for production utilizing the units-of-production method. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and any resulting gains or losses are recognized at such time. The estimated useful lives of the related assets are as follows.

Plants	20 to 30 years

Buildings	20 to 40 years

Machinery and Equipment	3 to 25 years

Maintenance and repair expenses are included in each segment’s costs and expenses. We incurred $244.2 million, $248.4 million, and $220.1 million of maintenance and repair expenses in the fiscal years ended March 31, 2026, 2025, and 2024, respectively, which is included in Cost of Goods Sold on the Consolidated Statement of Earnings.

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

We performed qualitative assessments on all our reporting units in the fourth quarter of fiscal 2026. As a result of these qualitative assessments, we determined it was not more likely than not that an impairment existed; therefore, we did not perform a Step 1 quantitative test in fiscal 2026. We performed a step 1 quantitative test on all our reporting units with Goodwill during the fourth quarter of fiscal 2024. We estimated the fair value of the reporting units using a discounted cash flow model as well as a market analysis. Key assumptions in the model included estimated average net sales prices, sales volumes, and the estimated weighted-average cost of capital specific to each industry. Based on the results of the Step 1 quantitative analysis, we concluded that the fair values of the reporting units substantially exceeded their carrying values, and therefore no impairment was recognized.

Goodwill and Intangible Assets

Goodwill and Intangible Assets at March 31, 2026, and 2025, consist of the following.

	March 31, 2026

	Amortization Period	Cost	Adjustments	Accumulated Amortization	Net

	(dollars in thousands)

Goodwill and Intangible Assets:

Customer Contracts and Relationships	15 years	$197,503	$(810)	$(98,712)	$97,981

Permits	25-40 years	30,760	—	(15,215)	15,545

Trade Name	15 years	2,400	—	(1,156)	1,244

Goodwill		469,894	779	—	470,673

Total Goodwill and Intangible Assets		$700,557	$(31)	$(115,083)	$585,443

	March 31, 2025

	Amortization Period	Cost	Additions	Accumulated Amortization	Net

	(dollars in thousands)

Goodwill and Intangible Assets:

Customer Contracts and Relationships	15 years	$157,294	$40,209	$(89,444)	$108,059

Permits	25-40 years	30,760	—	(14,358)	16,402

Trade Name	15 years	1,900	500	(1,003)	1,397

Goodwill		392,569	77,325	—	469,894

Total Goodwill and Intangible Assets		$582,523	$118,034	$(104,805)	$595,752

Amortization expense of intangibles was $10.3 million, $8.4 million, and $7.9 million for the fiscal years ended March 31, 2026, 2025, and 2024, respectively. Amortization expense is expected to be approximately $10.2 million in fiscal 2027, $10.0 million in fiscal 2028, and $9.8 million in fiscal 2029, fiscal 2030 and fiscal 2031.

Impairment or Disposal of Long-Lived and Intangible Assets

We assess our long-lived assets, including mining and related assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or group of assets, may not be recoverable. Long-lived assets, or group of assets, are evaluated for impairment at the lowest level for which cash flows are largely independent of the cash flows of other assets. We assess recoverability of assets, or group of assets, by comparing the carrying amount of an asset, or group of assets, to the future undiscounted net cash flows that we expect the asset, or group of assets, to generate. These impairment evaluations are significantly affected by estimates of future revenue, costs and expenses, and other factors. If the carrying value of the assets, or group of assets, exceeds the undiscounted cash flows, then an impairment is indicated. If such assets, or group of assets, are considered to be impaired, the impairment is recognized as the amount by which the carrying amount of the asset, or group of assets, exceeds the fair value of the asset, or group of assets. Any assets held for sale are reflected at the lower of their carrying amount or fair value less cost to sell. There were no indicators of impairment related to our long-lived assets during fiscal 2026.

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

On May 17, 2022, the Board authorized the Company to repurchase an additional 7,500,000 shares. During fiscal years 2026, 2025, and 2024, we repurchased 1,739,625, 1,214,173, and 1,863,534 shares, respectively, at average prices of $219.48, $245.67, and $184.21, respectively. At March 31, 2026, the remaining authorized shares for repurchase totaled 2,929,872 shares.

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

Approximately $215.1 million, $211.2 million, and $215.3 million of freight for the fiscal years ended March 31, 2026, 2025, and 2024, respectively, were included in both Revenue and Cost of Goods Sold in our Consolidated Statement of Earnings.

Other Nonoperating Income includes lease and rental income, asset sale income, non-inventoried aggregates sales income, and trucking income, as well as other miscellaneous revenue items and costs that have not been allocated to a business segment.

See Footnote (H) for disaggregation of Revenue by segment.

Comprehensive Income/Losses

As of March 31, 2026, we have an Accumulated Other Comprehensive Loss of $4.4 million, which is net of income taxes of $1.4 million, in connection with recognizing the difference between the fair value of the pension assets and the projected benefit obligation.

Consolidated Cash Flows – Supplemental Disclosures

Supplemental cash flow information is as follows.

	For the Years Ended March 31,

	2026	2025	2024

	(dollars in thousands)

Cash Payments:

Interest	$58,810	$42,368	$43,663

Income Taxes	91,771	140,786	124,482

Operating Cash Flows Used for Operating Leases	5,858	8,708	9,286

Noncash Financing Activities:

Right-of-Use Assets Obtained for Capitalized Operating Leases	$3,325	$18,373	$6,465

Excise Tax on Share Repurchases	3,819	2,982	3,432

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

Total Selling, General, and Administrative Expenses for the past three fiscal years are summarized below.

	For the Years Ended March 31,

	2026	2025	2024

	(dollars in thousands)

Operating Units Selling, G&A	$77,944	$74,713	$75,001

Corporate G&A	89,182	73,942	59,795

	$167,126	$148,655	$134,796

Earnings per Share

	For the Years Ended March 31,

	2026	2025	2024

Weighted-Average Shares of Common Stock Outstanding	32,014,721	33,378,050	34,811,560

Effect of Dilutive Shares:

Assumed Exercise of Outstanding Dilutive Options	174,539	218,434	304,889

Less Shares Repurchased from Proceeds of Assumed Exercised Options	(75,142)	(82,734)	(157,457)

Restricted Stock and Restricted Stock Units	79,673	132,645	138,879

Weighted-Average Common Stock and Dilutive Securities Outstanding	32,193,791	33,646,395	35,097,871

The line Less Shares Repurchased from Proceeds of Assumed Exercised Options includes unearned compensation related to outstanding stock options.

For the fiscal years ended March 31, 2026, 2025, and 2024, there were 31,222, 4,404, and 16,609 stock options at an average exercise price of $219.14 per share, $240.32 per share, and $133.91 per share, respectively, that were excluded from the computation of diluted earnings per share, because including these options would have been anti-dilutive.

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

Recent Accounting Pronouncements

RECENTLY ADOPTED

During fiscal 2026, the Company retroactively adopted Financial Accounting Standards Board (FASB) Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which focused on the rate reconciliation and income taxes paid. The adoption of this guidance did not affect the Company's results of operations, cash flows, or financial condition. See Footnote (I) of the Audited Consolidated Financial Statements for more information.

PENDING ADOPTION

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

(B) ACQUISITIONS

Western Pennsylvania Acquisition

On January 7, 2025, we purchased Bullskin Stone & Lime, LLC, an aggregates business located in Western Pennsylvania (the Western Pennsylvania Acquisition), which was accounted for under the acquisition method. The purchase price of the Pennsylvania Acquisition was approximately $149.9 million, subject to customary post-closing adjustments. The purchase price was funded through borrowings under our Revolving Credit Facility. Operations related to the Pennsylvania Acquisition are included in the Concrete and Aggregates segment of our segment reporting.

The following table summarizes the allocation of the purchase price to the fair value of assets acquired and liabilities assumed (based on Level 3 inputs) as of March 31, 2026.

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

The following table is a summary of the fair value estimates of the identifiable intangible assets and their weighted-average useful lives.

	Weighted-Average Life	Estimated Fair Value (dollars in thousands)

Customer Relationships	15	38,100

Trade Name and Technology	5	500

Total Intangible Assets		$38,600

The following table presents the Revenue and Operating Earnings related to the Western Pennsylvania Acquisition that has been included in our Consolidated Statement of Earnings for the fiscal year ended March 31, 2026.

For the Year Ended March 31, 2026
(dollars in thousands)

Revenue	$28,612

Operating Earnings	$5,377

Included in Operating Earnings shown above is approximately $6.7 million related to depreciation and amortization.

(C) Property, Plant, and Equipment

Cost by major category and Accumulated Depreciation are summarized below.

	March 31,

	2026	2025

	(dollars in thousands)

Land and Quarries	$377,572	$364,547

Plants	2,730,743	2,567,537

Buildings, Machinery, and Equipment	301,209	312,872

Construction in Progress	417,798	178,172

	3,827,322	3,423,128

Accumulated Depreciation	(1,762,700)	(1,630,146)

	$2,064,622	$1,792,982

(D) Accrued Expenses

Accrued expenses consist of the following.

	March 31,

	2026	2025

	(dollars in thousands)

Payroll and Incentive Compensation	$35,642	$31,918

Benefits	17,336	16,950

Interest	7,208	7,689

Dividends	8,062	8,463

Property Taxes	7,887	5,836

Power and Fuel	2,949	4,045

Freight	3,738	3,664

Excise Tax	5,052	3,822

Legal and Professional	4,534	3,953

Sales and Use Tax	1,613	1,500

Other	8,106	8,237

	$102,127	$96,077

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

Lease expense for our operating and short-term leases is shown below.

	For the Years Ended March 31,

	2026	2025	2024

	(dollars in thousands)

Operating Lease Cost	$8,804	$7,953	$8,030

Short-term Lease Cost	2,165	1,306	691

Total Lease Cost	$10,969	$9,259	$8,721

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows.

	March 31,

	2026	2025

	(dollars in thousands)

Operating Leases:

Operating Lease Right-of-Use Assets	$29,346	$29,313

Current Operating Lease Liabilities	$4,144	$4,032

Noncurrent Operating Lease Liabilities	32,559	33,597

Total Operating Lease Liabilities	$36,703	$37,629

Future payments for operating leases are as follows.

Amount

Fiscal Year	(dollars in thousands)

2027	$5,227

2028	4,467

2029	4,044

2030	4,130

2031	3,798

Thereafter	26,237

Total Lease Payments	$47,903

Less: Imputed Interest	(11,200)

Present Value of Lease Liabilities	$36,703

Weighted-Average Remaining Lease Term (in years)	11.7

Weighted-Average Discount Rate	4.43%

(F) Indebtedness

Long-term debt consists of the following.

	As of March 31,

	2026	2025

	(dollars in thousands)

Revolving Credit Facility	$—	$200,000

2.500% Senior Unsecured Notes Due 2031	750,000	750,000

5.000% Senior Unsecured Notes Due 2036	750,000	—

Term Loan	281,250	296,250

Total Debt	1,781,250	1,246,250

Less: Current Portion of Long-Term Debt	(15,000)	(15,000)

Less: Unamortized Discount and Debt Issuance Costs	(21,169)	(7,934)

Long-Term Debt	$1,745,081	$1,223,316

The weighted-average interest rates of borrowings under our Revolving Credit Facility during fiscal years 2026, 2025, and 2024 were approximately 5.7%, 6.5%, and 6.6%, respectively. The weighted-average interest rates on our Term Loan were approximately 5.5% and 6.3% during fiscal years 2026 and 2025, respectively. The interest rates on the Term Loan was approximately 5.0% and 5.7% at March 31, 2026, and 2025, respectively. The interest rate on the Revolving Credit Facility was 5.7% at March 31, 2025. There was no outstanding balance on the Revolving Credit Facility at March 31, 2026.

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

There were no outstanding borrowings under the Revolving Credit Facility, and $9.9 million of outstanding letters of credit as of March 31, 2026, leaving us with $740.1 million of available borrowings under the Revolving Credit Facility, net of outstanding letters of credit. We were in compliance with all covenants at March 31, 2026; therefore, all $740.1 million is available for future borrowings.

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

Our maturities of long-term debt during the next five fiscal years are as follows.

Fiscal Year	(dollars in thousands)

2027	$15,000

2028	15,000

2029	15,000

2030	236,250

2031	—

Thereafter	1,500,000

Total	$1,781,250

(G) Fair Value of Financial Instruments

The fair value of our senior notes has been estimated based upon our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our Senior Unsecured Notes at March 31, 2026, is as follows.

Fair Value

(dollars in thousands)

2.500% Senior Unsecured Notes Due 2031	$667,000

5.000% Senior Unsecured Notes Due 2036	$718,000

The estimated fair value of our long-term debt was based on publicly quoted prices of these debt instruments (level 1 input). The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values at March 31, 2026, due to the short-term maturities of these assets and liabilities. The fair value of our Term Loan also approximates its carrying values at March 31, 2026.

(H) Business Segments

Operating segments are defined as components of an enterprise that engage in business activities that earn revenue, incur expenses, and prepare separate financial information that is evaluated regularly by our chief operating decision maker (CODM), who is our President and Chief Executive Officer, to assist in allocating resources and assessing performance. This assessment is primarily based on segment earnings from operations, as management believes this is the best metric for segment operating performance. The CODM uses segment operating earnings as part of their review of the monthly operating results on a segment basis. The actual monthly results are reviewed against budgeted amounts as well as the current year reforecast and prior year actual amounts. Interest and taxes are managed on a centralized basis, and not included in segment operating information.

Our business is organized into two sectors within which there are four reportable business segments. The Heavy Materials sector includes the Cement and Concrete and Aggregates segments. The Light Materials sector includes the Gypsum Wallboard and Recycled Paperboard segments. The Company's operating segments are the same as the Company's reporting segments.

Our primary products, cement and gypsum wallboard, are essential for building, expanding and repairing roads, highways, and residential, commercial and industrial structures across America. We manufacture and sell our products through a network of more than 70 facilities spanning 21 states. Demand for our products is generally cyclical and seasonal, depending on economic and geographic conditions. Our operations are conducted in the U.S. and include the mining of limestone for the manufacture, production, distribution, and sale of cement (a basic construction material that is the essential binding ingredient in concrete); the grinding and sale of slag; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; and the mining and sale of aggregates (crushed stone, sand, and gravel).

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

Year Ended March 31, 2026 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$1,144,031	$283,275	$764,493	$116,859	$2,308,658

Intersegment Revenue	36,011	16,229	—	82,356	134,596

Revenue from Joint Venture	119,341	—	—	—	119,341

	1,299,383	299,504	764,493	199,215	2,562,595

Reconciliation of Revenue

Intersegment Revenue					(134,596)

Revenue from Joint Venture					(119,341)

Total Consolidated Revenue					$2,308,658

Less:

Freight and Delivery	$104,342	$28,664	$140,719	$57	$273,782

Parts, Supplies, and Services (Includes Maintenance)	223,964	51,781	21,472	5,552	302,769

Energy	141,867	9,663	32,338	17,021	200,889

Raw Materials	99,956	109,946	172,058	79,713	461,673

Labor and Fixed Costs	173,562	38,394	62,813	26,261	301,030

Depreciation, Depletion, and Amortization (1)	94,380	28,159	23,890	13,210	159,639

Purchased Cement	79,365	—	—	—	79,365

Other Segment Items	53,641	20,033	24,372	12,870	110,916

Segment Operating Earnings	$328,306	$12,864	$286,831	$44,531	$672,532

Reconciliation of Segment Operating Earnings

Corporate General and Administrative Expense					(89,182)

Other Non-Operating Earnings					5,108

Interest Expense					(46,482)

Earnings Before Income Taxes					$541,976

Year Ended March 31, 2025 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$1,053,620	$237,723	$846,499	$122,666	$2,260,508

Intersegment Revenue	36,799	13,913	—	89,058	139,770

Revenue from Joint Venture	110,943	—	—	—	110,943

	1,201,362	251,636	846,499	211,724	2,511,221

Reconciliation of Revenue

Intersegment Revenue					(139,770)

Revenue from Joint Venture					(110,943)

Total Consolidated Revenue					$2,260,508

Less:

Freight and Delivery	$90,996	$32,593	$146,000	$96	$269,685

Parts, Supplies, and Services (Includes Maintenance)	231,530	39,109	19,032	12,598	302,269

Energy	140,754	7,562	33,978	14,035	196,329

Raw Materials	84,669	109,587	179,142	94,769	468,167

Labor and Fixed Costs	162,741	36,722	61,968	21,431	282,862

Depreciation, Depletion, and Amortization (1)	91,817	23,247	25,807	14,782	155,653

Purchased Cement	77,059	—	—	—	77,059

Other Segment Items	2,340	11,581	29,808	15,935	59,664

Segment Operating Earnings	$319,456	$(8,765)	$350,764	$38,078	$699,533

Reconciliation of Segment Operating Earnings

Corporate General and Administrative Expense					(73,942)

Other Non-Operating Earnings					6,420

Interest Expense					(40,526)

Earnings Before Income Taxes					$591,485

Year Ended March 31, 2024 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$1,077,918	$240,012	$839,530	$101,837	$2,259,297

Intersegment Revenue	35,363	12,940	—	82,351	130,654

Revenue from Joint Venture	112,736	—	—	—	112,736

	1,226,017	252,952	839,530	184,188	2,502,687

Reconciliation of Revenue

Intersegment Revenue					(130,654)

Revenue from Joint Venture					(112,736)

Total Consolidated Revenue					$2,259,297

Less:

Freight and Delivery	$94,031	$33,976	$149,441	$623	$278,071

Parts, Supplies, and Services (Includes Maintenance)	217,393	31,246	22,337	11,186	282,162

Energy	154,925	7,641	37,984	17,120	217,670

Raw Materials	87,154	112,447	178,340	83,784	461,725

Labor and Fixed Costs	155,118	31,014	59,796	22,875	268,803

Depreciation, Depletion, and Amortization (1)	89,138	19,728	23,038	14,811	146,715

Purchased Cement	86,219	—	—	—	86,219

Other Segment Items	3,690	4,499	34,058	2,173	44,420

Segment Operating Earnings	$338,349	$12,401	$334,536	$31,616	$716,902

Reconciliation of Segment Operating Earnings

Corporate General and Administrative Expense					(59,795)

Other Non-Operating Earnings					3,087

Interest Expense					(42,257)

Earnings Before Income Taxes					$617,937

(1) Depreciation, Depletion, and Amortization for corporate assets was $5,107, $3,249, and $3,117, in fiscal 2026, 2025, and 2024, respectively. These amounts are included in Corporate General and Administrative Expense.

Additional information about our segments is included below.

	For the Years Ended March 31,

	2026	2025	2024

	(dollars in thousands)

Capital Expenditures

Cement	$257,850	$139,965	$65,442

Concrete and Aggregates	26,455	20,571	15,103

Gypsum Wallboard	118,102	15,843	29,127

Recycled Paperboard	11,002	15,193	10,085

Corporate and Other	3,330	3,709	548

	$416,739	$195,281	$120,305

Segment Assets

Cement	$2,361,230	$2,172,459	$2,042,499

Concrete and Aggregates	404,766	408,792	225,485

Gypsum Wallboard	522,861	429,268	432,122

Recycled Paperboard	169,630	166,673	170,832

Corporate and Other	383,757	87,396	76,081

	$3,842,244	$3,264,588	$2,947,019

Cement Operating Earnings

Wholly Owned	$308,317	$293,060	$306,768

Joint Venture	19,989	26,396	31,581

	$328,306	$319,456	$338,349

Cement Sales Volume (M tons)

Wholly Owned	6,770	6,237	6,610

Joint Venture	701	675	679

	7,471	6,912	7,289

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

The segment breakdown of Goodwill at March 31, 2026, and 2025 is shown below.

	For the Years Ended March 31,

	2026	2025

	(dollars in thousands)

Cement	$227,639	$227,639

Concrete and Aggregates	118,878	118,099

Gypsum Wallboard	116,618	116,618

Recycled Paperboard	7,538	7,538

	$470,673	$469,894

Summarized financial information for the Joint Venture that is not consolidated is set out below. The summarized financial information includes the total amount of the Joint Venture and not our 50% interest in those amounts.

	For the Years Ended March 31,

	2026	2025

	(dollars in thousands)

Revenue	$238,681	$221,937

Gross Margin	$49,679	$60,789

Earnings Before Income Taxes	$40,663	$53,217

	As of March 31,

	2026	2025

	(dollars in thousands)

Current Assets	$137,678	$128,384

Noncurrent Assets	$237,455	$207,910

Current Liabilities	$37,669	$25,618

Noncurrent Liabilities	$16,431	$30,152

(I) Income Taxes

The components of pre-tax earnings from continuing operations are noted below.

	For the Years Ended March 31,

	2026	2025	2024

	(dollars in thousands)

Domestic	$541,976	$591,485	$617,937

Total	$541,976	$591,485	$617,937

Income tax expense (benefit) from continuing operations includes the following components.

	For the Years Ended March 31,

	2026	2025	2024

	(dollars in thousands)

Current Provision (Benefit)

Federal	$80,325	$114,606	$111,690

State	14,710	18,411	20,689

	95,035	133,017	132,379

Deferred Provision (Benefit)

Federal	20,925	(5,117)	5,607

State	2,207	169	2,312

	23,132	(4,948)	7,919

Provision for Income Taxes	$118,167	$128,069	$140,298

Income tax expense (benefit) varies from the federal statutory rate due to the items listed below.

	For the Years Ended March 31,

	2026		2025		2024

	(dollars in thousands)

Income Tax Expense / U.S. Federal Statutory Tax Rate	$113,815	21.0%	$124,212	21.0%	$129,766	21.0%

State and Local Income Taxes, Net of Federal Income Tax Effect (1)	13,365	2.5%	14,680	2.5%	18,172	2.9%

Tax Credits	(2,423)	(0.4)%	(975)	(0.2)%	-	0.0%

Nontaxable or Nondeductible Items:

Limitation on Officer's Compensation	3,385	0.6%	4,843	0.8%	6,513	1.1%

Other	649	0.1%	662	0.1%	702	0.1%

Other Adjustments:

Statutory Depletion in Excess of Cost	(10,079)	(1.9)%	(9,927)	(1.7)%	(9,883)	(1.6)%

Other	(545)	(0.1)%	(5,426)	(0.8)%	(4,972)	(0.8)%

Total Income Tax Expense / Effective Tax Rate	$118,167	21.8%	$128,069	21.7%	$140,298	22.7%

(1) The following states comprised the majority (greater than 50%) of the tax effect in this category for the years ending March 31:

2026: California, Colorado, Pennsylvania, Oklahoma, Iowa, Michigan, Tennessee, Nebraska

2025: Illinois, Colorado, Kentucky, Oklahoma, Missouri

2024: Illinois, California, Colorado, Kentucky, Tennessee

	For the Years Ended March 31,

	2026	2025	2024

	(dollars in thousands)

Income taxes paid (net of refunds received)

Federal	$75,000	$123,000	$104,000

State (1)	16,771	17,786	20,482

Total	$91,771	$140,786	$124,482

(1) All state jurisdictions below threshold for period presented.

Components of deferred income taxes are as follows.

	For the Years Ended March 31,

	2026	2025

	(dollars in thousands)

Items Giving Rise to Deferred Tax Liabilities

Excess Tax Depreciation and Amortization	$(271,694)	$(256,999)

Depletable Assets	(4,532)	(4,455)

Investment in Joint Venture Basis Differences	(11,746)	(6,436)

Right-of-Use Assets	(7,699)	(7,996)

Inventory	—	(1,276)

Other	(3,679)	—

Total Deferred Tax Liabilities	$(299,350)	$(277,162)

Items Giving Rise to Deferred Tax Assets

Change in Accruals	$7,902	$12,866

Bad Debts	1,500	1,551

Long-Term Incentive Compensation Plan	5,898	4,609

Credits and Other Carryforwards	9,436	9,905

Lease Liability	9,475	9,303

Inventory	5,182	—

Pension	1,395	984

Other	—	1,002

Subtotal	40,788	40,220

Valuation Allowance	(4,100)	(3,000)

Total Deferred Tax Assets	36,688	37,220

Deferred Income Taxes, net	$(262,662)	$(239,942)

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

We had state net operating loss carryforward deferred tax assets of $1.6 million at both March 31, 2026 and 2025, net of Valuation Allowances. We have state income tax credit carryforward deferred tax assets of $7.9 million at March 31, 2026, and $8.3 million at March 31, 2025, net of Valuation Allowances. The state income tax credits may be carried forward indefinitely.

We file income tax returns in U.S. federal and various state jurisdictions. The Company is currently subject to U.S. federal income tax examinations for the year ended March 31, 2023, and forward.

On July 4, 2025, H.R.1 - One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA, among other provisions, makes permanent 100% bonus depreciation and restores expensing of domestic research expenditures. Changes in tax laws are recognized in the period of enactment. OBBBA did not have a material impact on the Company’s annual income tax rate or income tax expense, but the bonus depreciation provisions of the act have affected the timing of income tax payments in current periods and will affect the timing of income tax payments in future periods.

Uncertain Tax Positions

We are subject to audit examinations at federal, state, and local levels by tax authorities in those jurisdictions who may challenge the treatment or reporting of any return item. The tax matters challenged by the tax authorities are typically complex; therefore, the ultimate outcome of these challenges is subject to uncertainty.

We review and assess all tax positions subject to uncertainty on a more-likely-than-not standard with respect to the ultimate outcome if challenged. We measure and record tax benefit or expense only when the more-likely-than-not threshold is met. The changes in unrecognized tax benefits for the years ended March 31, 2026, 2025, and 2024 were as follows.

	For the Years Ended March 31,

	2026	2025	2024

	(dollars in thousands)

Balance at Beginning of Year	$—	$1,284	$1,284

Increase for Tax Positions Related to

Current Year	600	—	—

Prior Year	600	—	—

Decrease Related to Prior Tax Positions

Prior Year	—	(1,284)	—

Settlements	—	—	—

Expirations	—	—	—

Balance at End of Year	$1,200	$—	$1,284

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

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At March 31, 2026, we had contingent liabilities under these outstanding letters of credit of approximately $9.9 million.

We are currently contingently liable for performance under $48.7 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our experience, no material claims have been made against these financial instruments.

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

We have certain forward purchase contracts, primarily for natural gas, that expire during calendar years 2026 and 2027. The contracts comprise approximately 30% of our anticipated natural gas usage.

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

Fiscal 2026 Equity Awards

In May 2025, the Compensation Committee awarded to certain officers and key employees an aggregate of 29,273 performance stock units and 14,712 performance stock options, as compensation for achievement of the target level of performance (collectively, the Performance Stock Awards). For the Performance Stock Awards to be earned, the Company must achieve performance vesting criteria as modified based on the Company’s average absolute total stockholder return during the performance period. The performance vesting criteria are based on certain levels of average annual return on equity (as defined in the Performance Stock Award Agreements) ranging from 10.0% to 20.0% measured at the end of fiscal 2028 (three-year performance period) as modified by total stockholder return. Performance outcomes (taking into account both criteria) will result in a threshold vesting percentage of 50% of target, and maximum performance will result in a vesting percentage of 200% of target. If the threshold vesting percentage is not achieved, none of the Performance Stock Awards will be earned.

Our Performance Stock Awards are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance targets being achieved or exceeded. The maximum expense for our outstanding Performance Stock Awards is approximately $17.4 million. Any forfeitures are recognized as a reduction to expense in the period in which they occur.

The fair value of the above Performance Stock Awards was determined using a Monte Carlo simulation. The following are key inputs in the Monte Carlo analysis for the Fiscal 2026 Employee Performance Stock Award.

2026

Measurement Period	2.86

Risk-Free Interest Rate	4.0%

Dividend Yield	0.5%

Volatility	31.3%

Estimated Fair Value of Market-Based PSA at Grant Date	$213.66

In addition to the Performance Stock Awards discussed above, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 14,712 time-vesting stock options, which vest ratably over three years (the Fiscal 2026 Employee Time-Vesting Stock Option Grant) and 29,273 shares of time-vesting restricted stock units, which vest ratably over three years (the Fiscal 2026 Employee Restricted Stock Unit Time-Vesting Award). The Fiscal 2026 Employee Restricted Stock Unit Time-Vesting Award was valued at the closing price of the stock on the grant date and is being expensed over a three-year period. The Fiscal 2026 Employee Time-Vesting Stock Option Grant was valued at its grant date using the Black-Scholes option pricing model, which used similar inputs as the Monte Carlo analysis shown above.

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

STOCK OPTIONS

Stock option expense for all outstanding stock option awards was approximately $1.8 million, $1.2 million and $2.0 million for the years ended March 31, 2026, 2025, and 2024, respectively. At March 31, 2026, there was approximately $2.3 million of unrecognized compensation expense related to outstanding stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

The following table shows stock option activity for the years presented.

	For the Years Ended March 31,

	2026		2025		2024

	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding Options at Beginning of Year	184,233	$95.75	252,364	$91.28	436,949	$89.69

Granted	29,424	$213.66	5,476	$244.92	5,558	$172.62

Exercised	(6,936)	$77.10	(72,553)	$90.20	(189,143)	$90.40

Cancelled	—	$—	(1,054)	$125.97	(1,000)	$73.37

Outstanding Options at End of Year	206,721	$113.16	184,233	$95.75	252,364	$91.28

Options Exercisable at End of Year	172,332		162,740		215,913

Weighted-Average Fair Value of Options Granted During the Year		$93.69		$104.45		$69.84

The following table summarizes information about stock options outstanding at March 31, 2026.

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price

$59.32 - $81.28	81,124	3.84	$61.80	81,124	$61.80

$91.21 - $100.88	32,852	2.27	$94.95	32,852	$94.95

$118.27 - $139.25	48,931	6.11	$126.59	47,729	$126.72

$143.09 - $261.76	43,814	2.34	$206.91	10,627	$184.83

	206,721	3.81	$113.16	172,332	$93.69

At March 31, 2026, the aggregate intrinsic values for outstanding and exercisable options were approximately $16.8 million and $16.7 million, respectively. The total intrinsic values of options exercised during the fiscal years ended March 31, 2026, 2025, and 2024 were approximately $1.0 million, $14.4 million and $18.8 million, respectively.

Restricted Stock Units and Restricted Stock

The following table summarizes the activity for restricted stock units and nonvested restricted stock during the years presented.

	For the Years Ended March 31,

	2026		2025		2024

	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value

Restricted Stock Units and Nonvested Restricted Stock at Beginning of Year	194,099	$150.56	204,946	$121.12	222,384	$95.11

Granted	70,244	$215.24	66,741	$240.61	97,257	$169.62

Vested	(114,937)	$128.07	(77,588)	$152.66	(111,695)	$124.78

Cancelled	—	$—	—	$—	(3,000)	$30.38

Restricted Stock Units and Nonvested Restricted Stock at End of Year	149,406	$111.33	194,099	$150.56	204,946	$121.12

Expense related to restricted shares was $19.5 million, $17.6 million, and $17.9 million in fiscal years ended March 31, 2026, 2025, and 2024, respectively. At March 31, 2026, there was $17.8 million of unearned compensation that will be recognized over a weighted-average period of 1.3 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the 2023 Plan was 1,243,836 shares at March 31, 2026.

(L) Net Interest Expense

The following components are included within Interest Expense, net.

	For the Years Ended March 31,

	2026	2025	2024

	(dollars in thousands)

Interest Income	$(6,156)	$(1,718)	$(1,043)

Interest Expense	58,985	43,025	42,875

Other Expenses	2,472	2,007	1,897

Interest Capitalized	(8,819)	(2,788)	(1,472)

Interest Expense, net	$46,482	$40,526	$42,257

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

Pension Plans

We historically sponsored several single-employer defined benefit plans, which we merged into a single plan on March 31, 2025. This defined benefit plan, along with our defined contribution plan, covers substantially all our employees. Benefits paid under the single-employer defined benefit plans covering certain hourly employees were historically based on years of service and the employee’s qualifying compensation over the last few years of employment. These plans have been frozen to new participants and new benefits over the last several years, with the last plan frozen during fiscal 2020. Our defined benefit plan is fully funded, with plan assets exceeding the benefit obligation at March 31, 2026. Our funding policy is to generally contribute amounts to ensure our pension assets are consistent with our pension liabilities. The annual measurement date is March 31 for the benefit obligations, fair value of plan assets, and the funded status of the defined benefit plans.

Effective March 31, 2026, we began the process of terminating the defined benefit plan. During fiscal 2027, we expect to offer a lump-sum benefit payout option to certain plan participants prior to completing the purchase of group annuity contracts that will transfer the plan assets and pension benefit obligation to an insurance company.

The following table provides a reconciliation of the Benefit Obligations and Fair Values of Plan Assets for all defined benefit plans for the years ended March 31, 2026, and 2025, as well as a statement of the funded status for the same periods.

	For the Years Ended March 31,

	2026	2025

	(dollars in thousands)

Reconciliation of Benefit Obligations

Benefit Obligation at April 1,	$27,283	$28,130

Interest Cost on Projected Benefit Obligation	1,457	1,434

Actuarial (Gain) Loss	1,453	(612)

Benefits Paid	(1,892)	(1,669)

Benefit Obligation at March 31,	$28,301	$27,283

Reconciliation of Fair Value of Plan Assets

Fair Value of Plan Assets at April 1,	$29,492	$30,124

Actual Return on Plan Assets	1,136	1,037

Employer Contributions	—	—

Benefits Paid	(1,892)	(1,669)

Fair Value of Plan Assets at March 31,	$28,736	$29,492

Funded Status

Funded Status at March 31,	$435	$2,209

Amounts Recognized in the Balance Sheet Include:

Other Assets	$435	$2,209

Accumulated Other Comprehensive Losses

Net Actuarial Loss	5,806	4,115

Accumulated Other Comprehensive Losses	$5,806	$4,115

Tax Impact	(1,402)	(990)

Accumulated Other Comprehensive Losses, net of tax	$4,404	$3,125

Net periodic pension cost for the fiscal years ended March 31, 2026, 2025, and 2024, included the components listed below.

	For the Years Ended March 31,

	2026	2025	2024

	(dollars in thousands)

Interest Cost of Projected Benefit Obligation	$1,457	$1,434	$1,413

Expected Return on Plan Assets	(1,585)	(1,548)	(1,512)

Recognized Net Actuarial Loss	210	238	250

Net Periodic Pension Cost	$82	$124	$151

Expected benefit payments over the next five years, and the following five years under the pension plans are expected to be as follows (dollars in thousands).

Fiscal Years	Total

2027	$2,047

2028	$2,072

2029	$2,054

2030	$2,078

2031	$2,052

2032-2036	$10,063

The following tables set forth the assumptions used in the actuarial calculations of the present value of Net Periodic Benefit Costs and Benefit Obligations.

		March 31,

	2026	2025	2024

Net Periodic Benefit Costs

Discount Rate	5.53%	5.27%	4.99%

Expected Return on Plan Assets	5.55%	5.30%	5.00%

Rate of Compensation Increase	n/a	n/a	n/a

	March 31,

	2026	2025

Benefit Obligations

Discount Rate	5.41%	5.53%

Rate of Compensation Increase	n/a	n/a

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

The pension plans’ approximate weighted-average asset allocation at March 31, 2026, and 2025, and the range of target allocation were as follows.

		Percentage of Plan Assets at March 31,

	Range of Target Allocation	2026	2025

Asset Category

Equity Securities	10 – 20%	—	—

Debt Securities	60 – 90%	70%	98%

Other	0 – 20%	30%	2%

Total		100%	100%

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

In fiscal 2026, we reduced our allocation to fixed income securities and increased our allocation to cash equivalents in expectation of lump-sum benefit payouts in conjunction with the plan termination process anticipated to be completed in fiscal 2027. Based on our current actuarial estimates, we do not anticipate making any contributions to our defined benefit plans for fiscal 2027.

The fair values of our defined benefit plans’ consolidated assets by category as of March 31, 2026, and 2025 were as follows.

	March 31,

	2026	2025

	(dollars in thousands)

Equity Securities	$—	$—

Fixed Income Securities	20,196	29,010

Cash Equivalents	8,540	482

Total	$28,736	$29,492

The fair values of our defined benefit plans’ consolidated assets were determined using the fair value hierarchy of inputs described in Footnote (A) to the Consolidated Financial Statements.

The fair values by category of inputs as of March 31, 2026, were as follows.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Asset Categories	(dollars in thousands)

Equity Securities	$—	$—	$—	$—

Fixed Income Securities	—	20,196	—	20,196

Cash Equivalents	8,540	—	—	8,540

	$8,540	$20,196	$—	$28,736

The fair values by category of inputs as of March 31, 2025, were as follows.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Asset Categories	(dollars in thousands)

Equity Securities	$—	$—	$—	$—

Fixed Income Securities	—	29,010	—	29,010

Cash Equivalents	482	—	—	482

	$482	$29,010	$—	$29,492

Equity securities consist of funds that are not actively traded. These funds are maintained by an investment manager and are primarily invested in indexes. The remaining funds, excluding cash, primarily consist of investments in institutional funds.

Profit-Sharing Plans

We also provide profit sharing plans, which cover substantially all salaried and certain hourly employees. The profit-sharing plans are defined contribution plans funded by employer discretionary contributions; employees may also contribute a certain percentage of their base annual salary. Employees are fully vested in their own contributions and become fully vested in any Company contributions over a four-year period. Costs relating to the employer discretionary contributions for our plan totaled $10.0 million, $9.8 million, and $9.6 million in fiscal years 2026, 2025, and 2024, respectively.

We also made matching contributions to the hourly profit-sharing plan for certain of our entities totaling $3.4 million, $2.7 million, and $1.8 million for these employees during fiscal years 2026, 2025, and 2024, respectively.

Historically, approximately 50 of our employees each belong to one of two multi-employer plans. The collective bargaining agreement relating to one of these multi-employer plans, which covers approximately 10 of our employees, expired in February 2024 and is currently being renegotiated. The other collective bargaining agreement relating to the other multi-employer plan, which covered approximately 40 of our employees, was terminated during fiscal 2025. Our expense related to these multi-employer plans was approximately $0.1 million, $0.5 million, and $1.7 million during fiscal years 2026, 2025, and 2024, respectively. We anticipate the total expense in fiscal 2027 related to these plans will be approximately $0.2 million.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Eagle Materials Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eagle Materials Inc. and subsidiaries (the Company) as of March 31, 2026 and 2025, the related consolidated statements of earnings, comprehensive earnings, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 19, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Raw Materials and Materials-in-Progress inventory existence
Description of the Matter

As described in Note A, the Company’s raw materials and materials-in-progress inventory balance was $158.8 million at March 31, 2026. Components of this balance include raw materials that are purchased from third parties, as well as clinker, which is internally manufactured and represents an intermediary product before it is ground into cement powder. Due to the nature of raw materials and materials-in-progress inventory, the Company utilizes technology to measure certain volumes of the inventory stockpiles and applies standard density factors to convert the measurements to tons of inventory, which is then compared to the Company’s recorded balance.

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

May 19, 2026

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

Management report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2026. The effectiveness of our internal control over financial reporting as of March 31, 2026, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Eagle Materials Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Eagle Materials Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Eagle Materials Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2026 and 2025, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and our report dated May 19, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas

May 19, 2026

ITEM 9b. Other Information

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement during the Company's fiscal fourth quarter ended March 31, 2026.

ITEM 9c. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except for the information below regarding our code of ethics, the information called for by Items 10, 11, 12, 13, and 14 is incorporated herein by reference to the information included and referenced under the following captions in the Company’s Proxy Statement for the Company’s July 30, 2026, Annual Meeting of Stockholders (the 2026 EXP Proxy Statement):

Items	Caption in the 2026 EXP Proxy Statement
10	Executive Officers Who Are Not Directors
10	Election of Directors and Related Matters
10	Stock Ownership - Insider Trading and Prohibited Transactions in Company Securities
10	Stock Ownership – Code of Conduct
11	Executive Compensation
11	Compensation Discussion and Analysis
11	Potential Payments Upon Termination or Change in Control
12	Stock Ownership
13	Stock Ownership – Related Party Transactions
13	Election of Directors and Related Matters
14	Relationship with Independent Public Accountants

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

ITEM 11. Executive Compensation

See Item 10.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 10.

EQUITY COMPENSATION PLAN

The following table shows the number of outstanding options and shares available for future issuance of options under the Company's equity compensation plans as of March 31, 2026. Our equity compensation plans have been approved by the Company's stockholders.

Plan Category	Incentive Plan	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining for future issuance under equity compensation plans, excluding securities reflected in column

Equity compensation plans approved by stockholders	2013	170,473	$90.97	—

Equity compensation plans approved by stockholders	2023	36,248	$217.54	1,315,254

Equity compensation plans not approved by stockholders		—	—	—

		206,721	$113.16	1,315,254

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
3.
Exhibits
The information on exhibits required by this Item 15 is set forth in the Eagle Materials Inc. Index to Exhibits appearing on pages 122-127 of this Report.

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

4.7

Underwriting Agreement, dated as of November 6, 2025, by and among Eagle Materials Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters identified on Schedule 1 thereto, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2025 (File No. 001-12984) and incorporated herein by reference.

4.8

Third Supplemental Indenture, dated as of November 13, 2025, between Eagle Materials Inc. and The Bank of New York Mellon Trust Company, N.A., filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2025 (File No. 001-12984) and incorporated herein by reference.

4.9

Form of 5.000% Senior Note due 2036, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2025 (File No. 001-12984) and incorporated herein by reference.

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

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on October 24, 2016 (File No. 001-12984) and incorporated herein by reference. (1)

10.10

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Commission on October 25, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.10(a)

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on July 28, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.10(b)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on July 28, 2017 (File No. 001-12984) and incorporated herein by reference. (1)

10.11

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on July 30, 2018 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(a)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Commission on July 30, 2018 (File No. 001-12984) and incorporated herein by reference. (1)

10.11(b)

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the Commission on October 30, 2018 (File No. 001-12984) and incorporated herein by reference. (1)

10.12

The Eagle Materials Inc. Amended and Restated Retirement Plan filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2025, filed with the Commission on January 29, 2026 (File No. 001-12984) and incorporated herein by reference. (1)

10.12(a)	First Amendment to the Eagle Materials Inc. Amended and Restated Retirement Plan, dated February 6, 2026.(1)*

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

10.16

Eagle Materials Inc. Salaried Incentive Compensation Program for Fiscal Year 2026 filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 22, 2025 (File No. 001-12984) and incorporated herein by reference. (1)

10.16(a)

American Gypsum Company Salaried Incentive Compensation Program for Fiscal Year 2026, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2025 (File No. 001-12984) and incorporated herein by reference.(1)

10.16(b)

Cement Companies Salaried Incentive Compensation Program for Fiscal Year 2026, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2025 (File No. 001-12984) and incorporated herein by reference.(1)

10.16(c)

Eagle Materials Inc. Special Situation Program for Fiscal 2026 filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on May 22, 2025 (File No. 001-12984) and incorporated herein by reference.(1)

10.19

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and Michael R. Haack, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference.(1)

10.19(a)

Change in Control Continuity Agreement, dated as of June 20, 2019, by and between Eagle Materials Inc. and D. Craig Kesler, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on June 25, 2019 (File No. 001-12984) and incorporated herein by reference.(1)

10.19(b)

Change in Control Continuity Agreement, dated as of May 31, 2022, by and between Eagle Materials Inc. and Matt Newby, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the Commission on July 27, 2023 (File No. 001-12984) and incorporated herein by reference.(1)

10.20

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference.(1)

10.20(a)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on July 31, 2019 (File No. 001-12984) and incorporated herein by reference.(1)

10.21

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Commission on July 31, 2020 (File No. 001-12984) and incorporated herein by reference.(1)

10.21(a)

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Commission on July 31, 2020 (File No. 001-12984) and incorporated herein by reference.(1)

10.22

Amended and Restated Eagle Materials Inc. Employee Severance Plan and Summary Plan Description, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, filed with the Commission on January 28, 2021 (File No. 001-12984) and incorporated herein by reference.(1)

10.25

Eagle Materials Inc. Director Compensation Summary filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the Commission on October 29, 2024 (File No. 001-12984) and incorporated herein by reference.(1)

10.26

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the Commission on October 30, 2025 (File No. 001-12984) and incorporated herein by reference.(1)

10.29

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Commission on July 28, 2022 (File No. 001-12984) and incorporated herein by reference.(1)

10.30

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Commission on July 28, 2022 (File No. 001-12984) and incorporated herein by reference.(1)

10.31

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Commission on October 26, 2022 (File No. 001-12984) and incorporated herein by reference.(1)

10.35

Form of Director Stock Option Agreement, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Commission on October 26, 2023 (File No. 001-12984) and incorporated herein by reference.(1)

10.36

Form of Time Vesting Restricted Stock Unit Agreement for Senior Executives, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the Commission on July 30, 2024 (File No. 001-12984) and incorporated herein by reference.(1)

10.37

Form of Performance Vesting Restricted Stock Unit Agreement for Senior Executives, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the Commission on July 30, 2024 (File No. 001-12984) and incorporated herein by reference.(1)

10.38

Form of Restricted Stock Agreement for Non-Employee Directors, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the Commission on October 30, 2025 (File No. 001-12984) and incorporated herein by reference.(1)

10.39

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the Commission on October 29, 2024 (File No. 001-12984) and incorporated herein by reference.(1)

10.40

Form of Time Vesting Restricted Stock Unit Agreement for Senior Executives, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the Commission on July 30, 2025 (File No. 001-12984) and incorporated herein by reference.(1)

10.41

Form of Performance Vesting Restricted Stock Unit Agreement for Senior Executives, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the Commission on July 30, 2025 (File No. 001-12984) and incorporated herein by reference.(1)

10.42

Form of Time Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the Commission on July 30, 2025 (File No. 001-12984) and incorporated herein by reference.(1)

10.43

Form of Performance Vesting Non-Qualified Stock Option Agreement for Senior Executives, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the Commission on July 30, 2025 (File No. 001-12984) and incorporated herein by reference.(1)

19.1

Insider Trading Policy, filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the Commission on May 22, 2024 (File No. 001-12984) and incorporated herein by reference.

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

EAGLE MATERIALS INC.
Registrant

May 19, 2026	/s/ Michael R. Haack
Michael R. Haack, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

May 19, 2026	/s/ Michael R. Haack
Michael R. Haack President and Chief Executive Officer (principal executive officer)

May 19, 2026	/s/ D. Craig Kesler
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

May 19, 2026	/s/ William R. Devlin
William R. Devlin Senior Vice President – Controller and Chief Accounting Officer (principal accounting officer)

May 19, 2026	/s/ Richard Beckwitt
Richard Beckwitt, Director

May 19, 2026	/s/ Margot L. Carter
Margot L. Carter, Director

May 19, 2026	/s/ George J. Damiris
George J. Damiris, Director

May 19, 2026	/s/ Martin M. Ellen
Martin M. Ellen, Director

May 19, 2026	/s/ Mauro Gregorio
Mauro Gregorio, Director

May 19, 2026	/s/ Michael R. Nicolais
Michael R. Nicolais, Director

May 19, 2026	/s/ Mary P. Ricciardello
Mary P. Ricciardello, Director

May 19, 2026	/s/ David Rush
David Rush, Director