Form 10-Q
period 2026-06-30
EAGLE MATERIALS INC
filed 2026-07-29
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of July 27, 2026, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	30,675,325

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (unaudited)

PART I. FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. Consolidated Financial Statements

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended June 30,

	2026	2025

	(dollars in thousands, except share and per share data)

Revenue	$650,966	$634,690

Cost of Goods Sold	489,721	449,091

Gross Profit	161,245	185,599

Equity in Earnings of Unconsolidated Joint Venture	2,843	3,804

Corporate General and Administrative Expense	(20,202)	(20,783)

Other Non-Operating Income	746	954

Interest Expense, net	(12,947)	(11,716)

Earnings Before Income Taxes	131,685	157,858

Income Taxes	(29,558)	(34,496)

Net Earnings	$102,127	$123,362

EARNINGS PER SHARE

Basic	$3.30	$3.78

Diluted	3.29	3.76

WEIGHTED-AVERAGE SHARES OUTSTANDING

Basic	30,936,307	32,624,075

Diluted	31,088,474	32,808,568

CASH DIVIDENDS PER SHARE	$0.25	$0.25

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended June 30,

	2026	2025

	(dollars in thousands)

Net Earnings	$102,127	$123,362

Net Actuarial Change in Defined Benefit Plans:

Amortization of Net Actuarial Loss	156	53

Tax Expense	(37)	(12)

Comprehensive Earnings	$102,246	$123,403

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	March 31,

	2026	2026

	(dollars in thousands)

ASSETS

Current Assets

Cash and Cash Equivalents	$233,539	$297,920

Accounts Receivable, net	293,818	228,573

Inventories	379,573	408,391

Income Tax Receivable	6,309	7,536

Prepaid and Other Assets	16,119	8,469

Total Current Assets	929,358	950,889

Property, Plant, and Equipment, net	2,149,314	2,064,622

Investment in Joint Venture	162,921	160,078

Operating Lease Right-of-Use Assets	31,321	29,346

Goodwill and Intangible Assets, net	582,867	585,443

Other Assets	52,384	51,866

Total Assets	$3,908,165	$3,842,244

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$156,882	$138,884

Accrued Liabilities	108,248	102,127

Operating Lease Liabilities	4,684	4,144

Income Taxes Payable	2,787	—

Current Portion of Long-Term Debt	15,000	15,000

Total Current Liabilities	287,601	260,155

Long-Term Debt	1,742,011	1,745,081

Noncurrent Operating Lease Liabilities	33,712	32,559

Other Long-Term Liabilities	68,236	66,959

Deferred Income Taxes	289,673	262,662

Total Liabilities	2,421,233	2,367,416

Stockholders’ Equity

Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—

Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 30,804,441 and 31,227,012 Shares, respectively	308	312

Capital in Excess of Par Value	—	—

Accumulated Other Comprehensive Losses	(4,285)	(4,404)

Retained Earnings	1,490,909	1,478,920

Total Stockholders’ Equity	1,486,932	1,474,828

	$3,908,165	$3,842,244

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended June 30,

	2026	2025

	(dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Earnings	$102,127	$123,362

Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity:

Depreciation, Depletion, and Amortization	41,199	40,644

Deferred Income Tax Provision	27,011	2,736

Stock Compensation Expense	4,695	4,822

Equity in Earnings of Unconsolidated Joint Venture	(2,843)	(3,804)

Changes in Operating Assets and Liabilities:

Accounts Receivable	(65,245)	(51,066)

Inventories	28,818	21,774

Accounts Payable and Accrued Liabilities	24,058	(5,534)

Other Assets	(6,775)	(27,361)

Income Taxes Receivable	1,333	31,061

Net Cash Provided by Operating Activities	154,378	136,634

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to Property, Plant, and Equipment	(120,755)	(76,097)

Net Cash Used in Investing Activities	(120,755)	(76,097)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings Under Revolving Credit Facility	—	100,000

Repayment of Borrowings Under Revolving Credit Facility	—	(25,000)

Repayment of Term Loan	(3,750)	(3,750)

Dividends Paid to Stockholders	(7,964)	(8,254)

Purchase and Retirement of Common Stock	(83,833)	(78,616)

Proceeds from Stock Option Exercises	67	—

Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,524)	(5,579)

Net Cash Used in Financing Activities	(98,004)	(21,199)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(64,381)	39,338

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	297,920	20,401

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$233,539	$59,739

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total

	(dollars in thousands)

Balance at March 31, 2025	$330	$—	$1,459,495	$(3,125)	$1,456,700

Net Earnings	—	—	123,362	—	123,362

Stock Option Exercises and Restricted Share Vesting	—	—	—	—	—

Stock Compensation Expense	—	4,822	—	—	4,822

Shares Redeemed to Settle Employee Taxes	(1)	(4,822)	(756)	—	(5,579)

Purchase and Retirement of Common Stock	(3)	—	(79,400)	—	(79,403)

Dividends to Stockholders	—	—	(8,169)	—	(8,169)

Unfunded Pension Liability, net of tax	—	—	—	41	41

Balance at June 30, 2025	$326	$—	$1,494,532	$(3,084)	$1,491,774

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total

	(dollars in thousands)

Balance at March 31, 2026	$312	$—	$1,478,920	$(4,404)	$1,474,828

Net Earnings	—	—	102,127	—	102,127

Stock Option Exercises and Restricted Share Vesting	—	67	—	—	67

Stock Compensation Expense	—	4,695	—	—	4,695

Shares Redeemed to Settle Employee Taxes	—	(2,524)	—	—	(2,524)

Purchase and Retirement of Common Stock	(4)	(2,238)	(82,429)	—	(84,671)

Dividends to Stockholders	—	—	(7,709)	—	(7,709)

Unfunded Pension Liability, net of tax	—	—	—	119	119

Balance at June 30, 2026	$308	$—	$1,490,909	$(4,285)	$1,486,932

See Notes to Unaudited Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying Unaudited Consolidated Financial Statements as of and for the three-month period ended June 30, 2026, include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the Securities and Exchange Commission on May 19, 2026.

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

Recent Accounting Pronouncements

RECENTLY ADOPTED

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2025-05, Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard applies when entities are developing a reasonable and supportable forecast as part of estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The update provides entities in these situations with a practical expedient to assume that the conditions as of the balance sheet date will remain unchanged for the remaining life of the asset. This standard should be applied prospectively and is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. The standard became effective for the Company on April 1, 2026. Upon adoption, the Company elected to apply the practical expedient on a prospective basis. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

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

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows.

	For the Three Months Ended June 30,

	2026	2025

	(dollars in thousands)

Cash Payments:

Interest	$3,953	$7,948

Income Taxes	657	734

Operating Cash Flows Used for Operating Leases	1,602	1,498

Non-Cash Financing Activities:

Right-of-Use Assets Obtained for Capitalized Operating Leases	$2,504	$3,325

Excise Tax on Share Repurchases	838	787

(C) REVENUE

We earn Revenue primarily from the sale of products, which include cement, concrete, aggregates, gypsum wallboard, and recycled paperboard. The vast majority of Revenue from the sale of concrete, aggregates, and gypsum wallboard is originated by purchase orders from our customers, who are mostly third-party contractors and suppliers. Revenue from the sale of cement is recognized at the point-of-sale to customers under sales orders. Revenue from our Recycled Paperboard segment is generated mainly through long-term supply agreements. These agreements do not have a stated maturity date but may be terminated by either party with a two-to-three-year notice period. We invoice customers upon shipment, and our collection terms range from 30 to 75 days. Revenue from the sale of cement, concrete, aggregates, and gypsum wallboard not related to long-term supply agreements is recognized upon shipment of the related products to customers, which is when title and ownership are transferred, and the customer is obligated to pay.

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

The Company offers certain customers, including those with long-term supply agreements, rebates and incentives, which we treat as variable consideration. We adjust the amount of Revenue recognized for the variable consideration using the most likely amount method based on past history and projected volumes in the rebate and incentive period. Any amounts billed to customers for taxes are excluded from Revenue.

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

See Note (M) to the Unaudited Consolidated Financial Statements for disaggregation of revenue by segment.

(D) ACCOUNTS RECEIVABLE

Accounts Receivable are shown net of the allowance for doubtful accounts totaling $6.7 million and $6.3 million at June 30, 2026, and March 31, 2026, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based on analysis of economic trends in the construction industry, detailed analysis of the expected collectability of past due accounts receivable, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

(E) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or net realizable value. Raw Materials and Materials-in-Progress include clinker, which is an intermediary product before it is ground into cement powder. Quantities of Raw Materials and Materials-in-Progress, Aggregates, and Coal inventories are based on measured volumes, subject to estimation based on the size and location of the inventory piles and are converted to tonnage using standard inventory density factors. Inventories consist of the following.

	June 30,	March 31,

	2026	2026

	(dollars in thousands)

Raw Materials and Materials-in-Progress	$134,457	$158,829

Finished Cement	62,505	63,293

Aggregates	15,766	16,073

Gypsum Wallboard	6,685	4,809

Recycled Paperboard	8,555	10,675

Repair Parts and Supplies	133,038	135,110

Fuel and Coal	18,567	19,602

	$379,573	$408,391

(F) ACCRUED EXPENSES

Accrued Expenses consist of the following.

	June 30,	March 31,
	2026	2026
	(dollars in thousands)

Payroll and Incentive Compensation	$24,270	$35,642

Benefits	17,052	17,336

Interest	21,209	7,208

Dividends	7,956	8,062

Property Taxes	10,930	7,887

Power and Fuel	3,521	2,949

Freight	5,175	3,738

Excise Tax	5,914	5,052

Legal and Professional	3,325	4,534

Sales and Use Tax	2,346	1,613

Other	6,550	8,106

	$108,248	$102,127

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

Lease expense for our operating and short-term leases is as follows.

	For the Three Months Ended June 30,

	2026	2025

	(dollars in thousands)

Operating Lease Cost	$2,173	$2,199

Short-Term Lease Cost	684	623

Total Lease Cost	$2,857	$2,822

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows.

	June 30,	March 31,
	2026	2026
	(dollars in thousands)

Operating Leases:

Operating Lease Right-of-Use Assets	$31,321	$29,346

Current Operating Lease Liabilities	$4,684	$4,144

Noncurrent Operating Lease Liabilities	33,712	32,559

Total Operating Lease Liabilities	$38,396	$36,703

Future payments for operating leases are as follows.

Amount

Fiscal Year	(dollars in thousands)

2027 (remaining nine months)	$4,444

2028	5,366

2029	4,805

2030	4,479

2031	4,042

Thereafter	26,316

Total Lease Payments	$49,452

Less: Imputed Interest	(11,056)

Present Value of Lease Liabilities	$38,396

Weighted-Average Remaining Lease Term (in years)	11.1

Weighted-Average Discount Rate	4.47%

(H) EQUITY AWARDS

On August 3, 2023, our stockholders approved the Eagle Materials Inc. 2023 Equity Incentive Plan (the 2023 Plan), which reserves 1,425,000 shares for future grants of stock awards. Under the terms of the 2023 Plan, we can issue equity awards, including stock options, restricted stock units, restricted stock, and stock appreciation rights to employees of the Company, members of the Board of Directors, and consultants, independent contractors, and agents of the Company. The Compensation Committee of our Board of Directors (Compensation Committee) specifies grant terms for awards under the 2023 Plan.

Fiscal 2027 Equity Awards

In May 2026, the Compensation Committee awarded to certain officers and key employees an aggregate of 25,423 performance stock units and 33,536 performance stock options, which represents achievement of the target level of performance (collectively, the Performance Stock Awards or PSAs). For the Performance Stock Awards to be earned, the Company must achieve performance vesting criteria as modified based on the Company’s average absolute total stockholder return during the performance period. The performance vesting criteria are based upon certain levels of average annual return on equity (as defined in the Performance Stock Award Agreements) ranging from 10.0% to 20.0% measured at the end of fiscal 2029 (three-year performance period) as modified by total stockholder return. Performance outcomes (taking into account both criteria) will result in a threshold-vesting percentage of 50% of target, and maximum performance will result in a vesting percentage of 200% of target. If the threshold-vesting percentage is not achieved, no Performance Stock Awards will be earned.

Our Performance Stock Awards are evaluated on a quarterly basis with adjustments to compensation expense based on the likelihood of the performance targets being achieved or exceeded. The maximum expense for our outstanding Performance Stock Awards is approximately $11.3 million. Any forfeitures are recognized as a reduction to expense in the period in which they occur.

The fair value of the above Performance Stock Awards was determined using a Monte Carlo simulation. The following are key inputs in the Monte Carlo analysis for the Fiscal 2027 Employee Performance Stock Awards.

Fiscal 2027

Measurement Period (in years)	2.86

Risk-Free Interest Rate	4.1%

Dividend Yield	0.5%

Volatility	32.6%

Estimated Fair Value of Market-Based PSAs at Grant Date	$199.13

In addition to the Performance Stock Awards discussed above, the Compensation Committee approved the granting to certain officers and key employees an aggregate of 33,536 time-vesting stock options, which vest ratably over three years (the Fiscal 2027 Employee Time-Vesting Stock Option Grant) and 25,423 shares of time-vesting restricted stock units, which vest ratably over three years (the Fiscal 2027 Employee Restricted Stock Unit Time-Vesting Award). The Fiscal 2027 Employee Restricted Stock Unit Time-Vesting Award was valued at the closing stock price on the grant date and is being expensed over a three-year period. The Fiscal 2027 Employee Time-Vesting Stock Option Grant was valued at the grant date using the Black-Scholes option pricing model, which used similar inputs as the Monte Carlo analysis shown above.

In addition to the stock awards described above, from time to time we may issue to certain employees additional equity awards, including stock options, restricted stock, and restricted stock units. Any options issued are valued using the Black-Scholes options pricing model on the grant date and expensed over the vesting period, while restricted stock and restricted stock units are valued using the closing price on the grant date and expensed over the vesting period.

STOCK OPTIONS

Stock option expense for all outstanding stock option awards totaled approximately $0.8 million and $0.4 million for the three months ended June 30, 2026, and 2025, respectively. At June 30, 2026, there was approximately $7.9 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

The following table represents stock option activity for the three months ended June 30, 2026.

	Number of Shares	Weighted- Average Exercise Price

Outstanding Options at March 31, 2026	206,721	$113.16

Granted	67,072	$199.13

Exercised	(4,604)	$87.53

Cancelled	—	$—

Outstanding Options at June 30, 2026	269,189	$135.02

Options Exercisable at June 30, 2026	174,588

Weighted-Average Fair Value of Options Granted During the Year		$76.16

The following table summarizes information about stock options outstanding at June 30, 2026.

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price

$59.32 - $81.28	76,985	3.78	$60.75	76,985	$60.75

$91.21 - $100.88	32,746	2.01	$94.94	32,746	$94.94

$118.27 - $139.25	48,791	5.87	$126.56	48,394	$126.59

$143.09 - $261.76	110,667	9.24	$202.27	16,463	$192.40

	269,189	6.19	$135.02	174,588	$97.83

At June 30, 2026, the aggregate intrinsic value of the outstanding and exercisable options was approximately $24.3 million and $22.3 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2026, was approximately $0.6 million.

RESTRICTED STOCK UNITS AND RESTRICTED STOCK

The following table summarizes the activity for restricted stock units and nonvested restricted stock during the three months ended June 30, 2026.

	Number of Shares	Weighted- Average Grant Date Fair Value

Restricted Stock Units and Nonvested Restricted Stock at March 31, 2026	149,406	$198.28

Granted	50,846	$199.13

Vested	(34,098)	$179.82

Cancelled	—	$—

Restricted Stock Units and Nonvested Restricted Stock at June 30, 2026	166,154	$202.33

Expense related to restricted stock units and restricted stock was approximately $3.8 million and $4.5 million for the three months ended June 30, 2026, and 2025, respectively. At June 30, 2026, there was approximately $25.3 million of unearned compensation from restricted stock units and nonvested restricted shares, which will be recognized over a weighted-average period of 1.6 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the 2023 Plan was 1,096,055 at June 30, 2026.

(I) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is as follows.

	For the Three Months Ended June 30,

	2026	2025

Weighted-Average Shares of Common Stock Outstanding	30,936,307	32,624,075

Effect of Dilutive Shares:

Assumed Exercise of Outstanding Dilutive Options	169,519	178,757

Less Shares Repurchased from Proceeds of Assumed Exercised Options	(74,469)	(78,526)

Restricted Stock and Restricted Stock Units	57,117	84,262

Weighted-Average Common Stock and Dilutive Securities Outstanding	31,088,474	32,808,568

Shares Excluded Due to Anti-Dilution Effects, Including Contingent Awards	71,644	64,216

(J) PENSION AND EMPLOYEE BENEFIT PLANS

We historically sponsored several single-employer defined benefit plans, which we merged into a single plan on March 31, 2025. This defined benefit plan, along with our defined contribution plan, covers substantially all our employees. Benefits paid under the single-employer defined benefit plans covering certain hourly employees were historically based on years of service and the employee’s qualifying compensation over the last few years of employment. These plans have been frozen to new participants and new benefits over the last several years, with the last plan frozen during fiscal 2020. Our defined benefit plan is fully funded, with plan assets exceeding the benefit obligation at March 31, 2026. Due to the frozen status and current funding of the single-employer pension plans, our expected pension expense for fiscal 2027 is less than $0.1 million.

Effective March 31, 2026, we began the process of terminating the defined benefit plan. During fiscal 2027, we expect to offer a lump-sum benefit payout option to certain plan participants prior to completing the purchase of group annuity contracts that will transfer the plan assets and pension benefit obligation to an insurance company.

(K) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements based on an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, we will include, when appropriate, certain items treated as discrete events to arrive at an estimated overall tax amount. The effective tax rate for the three months ended June 30, 2026, was approximately 22%, which is consistent with the tax rate for the three months ended June 30, 2025. The effective tax rate was higher than the U.S. statutory rate of 21% mainly due to state income taxes, partially offset by a benefit recognized related to percentage depletion.

(L) LONG-TERM DEBT

Long-term Debt at June 30, 2026 was as follows.

	June 30, 2026	March 31, 2026

	(dollars in thousands)

Revolving Credit Facility	$—	$—

2.500% Senior Unsecured Notes Due 2031	750,000	750,000

5.000% Senior Unsecured Notes Due 2036	750,000	750,000

Term Loan	277,500	281,250

Total Debt	1,777,500	1,781,250

Less: Current Portion of Long-term Debt	(15,000)	(15,000)

Less: Unamortized Discount and Debt Issuance Costs	(20,489)	(21,169)

Long-term Debt	$1,742,011	$1,745,081

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

The Company pays each lender a participation fee with respect to such lender’s participations in letters of credit, which fee accrues at the same Applicable Rate (as defined in the Revolving Credit Facility) used to determine the interest rate applicable to Term Benchmark Revolving Loans (as defined in the Revolving Credit Facility), plus a fronting fee for each letter of credit issued by the issuing bank in an amount equal to 12.5 basis points per annum on the daily maximum amount then available to be drawn under such letter of credit. The Company also pays each issuing bank such bank’s standard fees with respect to issuance, amendment or extensions of letters of credit and other processing fees, and other standard costs and charges relating to such issuing bank’s letters of credit from time to time.

We had no outstanding borrowings under the Revolving Credit Facility. There was $9.9 million of letters of credit outstanding as of June 30, 2026, leaving us with $740.1 million of available borrowings under the Revolving Credit Facility, net of the letters of credit outstanding. We were in compliance with all Financial Covenants on June 30, 2026; therefore, the entire $740.1 million is available for future borrowings.

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

(M) SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities that earn revenue, incur expenses, and prepare separate financial information that is evaluated regularly by our chief operating decision maker (CODM), who is our President and Chief Executive Officer, to assist in allocating resources and assessing performance. This assessment is primarily based on segment earnings from operations, as management believes this is the best metric for segment operating performance. The CODM uses operating earnings as part of his review of the monthly operating results on a segment basis. The actual monthly results are reviewed against budgeted amounts as well as the current-year reforecast and prior-year actual amounts. Interest and taxes are managed on a centralized basis and are not included in segment operating information.

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

We operate eight modern cement plants, two slag grinding facilities, and over 30 cement distribution terminals. One cement plant, one slag plant, and 5 cement terminals are operated through our joint venture located in Buda, Texas (the Joint Venture). Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, Tennessee, and Texas. We operate over 25 readymix concrete batch plants and seven aggregates processing plants, with annual production capacity of 9 million tons, in markets that are complementary to our cement network.

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

Three Months Ended June 30, 2026 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$336,493	$76,232	$204,747	$33,494	$650,966

Intersegment Revenue	9,996	4,516	—	21,917	36,429

Revenue from Joint Venture	31,410	—	—	—	31,410

	377,899	80,748	204,747	55,411	718,805

Reconciliation of Revenue

Intersegment Revenue					(36,429)

Revenue from Joint Venture					(31,410)

Total Consolidated Revenue					$650,966

Less:

Freight and Delivery	$35,338	$8,322	$42,823	$—	$86,483

Parts, Supplies, and Services (Includes Maintenance)	82,079	13,014	4,957	3,246	103,296

Energy	32,574	3,126	7,960	3,914	47,574

Raw Materials	25,399	29,135	49,485	21,986	126,005

Labor and Fixed Costs	47,495	9,720	15,664	5,805	78,684

Depreciation, Depletion, and Amortization (1)	24,263	7,748	5,305	2,373	39,689

Purchased Cement	17,843	—	—	—	17,843

Other Segment Items	39,303	5,680	5,200	4,960	55,143

Segment Operating Earnings	$73,605	$4,003	$73,353	$13,127	$164,088

Reconciliation of Segment Operating Earnings

Corporate General and Administrative Expense					(20,202)

Other Non-Operating Earnings					746

Interest Expense					(12,947)

Earnings Before Income Taxes					$131,685

Three Months Ended June 30, 2025 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$310,326	$73,716	$221,516	$29,132	$634,690

Intersegment Revenue	10,013	3,852	—	21,972	35,837

Revenue from Joint Venture	27,283	—	—	—	27,283

	347,622	77,568	221,516	51,104	697,810

Reconciliation of Revenue

Intersegment Revenue					(35,837)

Revenue from Joint Venture					(27,283)

Total Consolidated Revenue					$634,690

Less:

Freight and Delivery	$28,078	$6,889	$39,372	$—	$74,339

Parts, Supplies, and Services (Includes Maintenance)	74,706	11,633	5,354	3,110	94,803

Energy	32,780	2,200	8,597	4,078	47,655

Raw Materials	21,160	29,057	46,667	21,894	118,778

Labor and Fixed Costs	44,509	10,023	16,117	5,865	76,514

Depreciation, Depletion, and Amortization (1)	22,838	6,791	6,519	3,672	39,820

Purchased Cement	17,274	—	—	—	17,274

Other Segment Items	25,193	4,800	6,249	2,982	39,224

Segment Operating Earnings	$81,084	$6,175	$92,641	$9,503	$189,403

Reconciliation of Segment Operating Earnings

Corporate General and Administrative Expense					(20,783)

Other Non-Operating Earnings					954

Interest Expense					(11,716)

Earnings Before Income Taxes					$157,858

(1) Depreciation, Depletion, and Amortization for corporate assets was $1,510 and $824 for the three months ended June 30, 2026, and 2025, respectively.

	For the Three Months Ended June 30,

	2026	2025

	(dollars in thousands)

Capital Expenditures

Cement	$66,863	$45,995

Concrete and Aggregates	5,954	5,603

Gypsum Wallboard	42,373	21,995

Recycled Paperboard	4,096	1,315

Corporate and Other	1,469	1,189

	$120,755	$76,097

	June 30, 2026	March 31, 2026

	(dollars in thousands)

Segment Assets

Cement	$2,440,966	$2,361,230

Concrete and Aggregates	417,792	404,766

Gypsum Wallboard	558,126	522,861

Recycled Paperboard	167,818	169,630

Corporate and Other	323,463	383,757

	$3,908,165	$3,842,244

	For the Three Months Ended June 30,

	2026	2025

	(dollars in thousands)

Cement Operating Earnings

Wholly Owned	$70,762	$77,280

Joint Venture	2,843	3,804

	$73,605	$81,084

Cement Sales Volume (M tons)

Wholly Owned	1,960	1,835

Joint Venture	185	158

	2,145	1,993

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

The basis used to disclose Identifiable Assets; Capital Expenditures; and Depreciation, Depletion, and Amortization conforms with the equity method and is similar to how we disclose these accounts in our Unaudited Consolidated Balance Sheets and Unaudited Consolidated Statements of Earnings.

The segment breakdown of Goodwill is as follows.

	June 30, 2026	March 31, 2026

	(dollars in thousands)

Cement	$227,639	$227,639

Concrete and Aggregates	118,878	118,878

Gypsum Wallboard	116,618	116,618

Recycled Paperboard	7,538	7,538

	$470,673	$470,673

Summarized financial information for the Joint Venture that is not consolidated is set out below. This summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts.

	For the Three Months Ended June 30,

	2026	2025

	(dollars in thousands)

Revenue	$62,820	$54,567

Gross Margin	$8,117	$10,942

Earnings Before Income Taxes	$5,686	$7,608

	June 30, 2026	March 31, 2026

	(dollars in thousands)

Current Assets	$138,201	$137,678

Noncurrent Assets	$252,313	$237,455

Current Liabilities	$57,521	$47,669

Noncurrent Liabilities	$6,275	$6,431

(N) INTEREST EXPENSE

The following components are included in Interest Expense, net.

	For the Three Months Ended June 30,

	2026	2025

	(dollars in thousands)

Interest Income	$(2,015)	$(151)

Interest Expense	17,947	12,739

Other Expenses	837	474

Interest Capitalized	(3,822)	(1,346)

Interest Expense, net	$12,947	$11,716

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs. Interest Capitalized is related primarily to our long-term projects to expand and modernize our Mountain Cement facility in Wyoming, and the modernization of our gypsum wallboard plant in Oklahoma.

(O) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letters-of-credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At June 30, 2026, we had contingent liabilities under these outstanding letters of credit of approximately $9.9 million.

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

We are currently contingently liable for performance under $52.2 million in performance bonds required by certain states and municipalities, and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our 2.500% and 5.000% Senior Unsecured Notes at June 30, 2026, was as follows.

Fair Value

(dollars in thousands)

2.500% Senior Unsecured Notes Due 2031	$671,000

5.000% Senior Unsecured Notes Due 2036	$728,000

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (estimated based on Level 1 input of the fair value hierarchy). The carrying values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at June 30, 2026, because these assets and liabilities have short-term maturities. The fair value of our Term Loan also approximates the carrying value at June 30, 2026.

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

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments, and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the three months ended June 30, 2026, and 2025, are presented on a consolidated basis and by business segment.

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

MARKET CONDITIONS AND OUTLOOK

Our fiscal 2027 first quarter results were generally strong, with record Revenue of $651.0 million, Net Earnings of $102.1 million, and Diluted Earnings per Share of $3.29 per share. Our end markets remained resilient despite geopolitical, fiscal, and trade-policy disruptions and widespread uncertainty around future U.S. economic conditions. Year-over-year sales volume increased in our Heavy Materials Sector and declined in our Light Materials Sector.

We expect demand for cement to remain steady in the near term supported by bipartisan federal, state, and local support for public infrastructure projects and continued spending on certain elements of private-nonresidential construction, including data centers. A significant amount of federal funding from the trillion-dollar Infrastructure Investment and Jobs Act (IIJA) remains to be spent, and state Department of Transportation (DOT) budgets remain supportive.

The backdrop for residential construction activity remained challenging in the first quarter of fiscal 2027, primarily because of housing affordability concerns driven by persistently elevated mortgage interest rates, as well as other macroeconomic uncertainties. At the same time, the national supply of homes remains constrained by years of underbuilding. Recently, new home construction has slowed as builders have pulled back on production because of mixed demand signals and higher levels of new home inventory in certain markets. This recent pullback affected our wallboard sales volume, which was down approximately 2% in the first quarter of fiscal 2027. The path ahead for mortgage rates, and the corresponding effect on residential construction activity, is unclear, and thus the timing of a recovery in new-home construction remains uncertain. Nonetheless, we believe our geographic footprint across the U.S. heartland and fast-growing Sun Belt region positions us to capitalize on these market dynamics in the near and longer term.

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

Recycled fiber and finished paper are significant cost components in our Recycled Paperboard and Gypsum Wallboard businesses, respectively. The primary raw material used to produce paperboard is old corrugated containers (OCC). Recycled fiber prices are subject to change on short notice due to several factors, including supply of OCC and demand for OCC from both domestic and international companies. OCC prices have increased recently. Our current customer contracts for gypsum liner include price adjustments that partially compensate for changes in the cost of raw materials, such as OCC and energy, including natural gas and electricity. However, because these price adjustments are not realized until future quarters, adjustments to material costs in our Gypsum Wallboard segment could be delayed until the effects of these price adjustments are realized.

Our energy costs were nearly flat during the first quarter of fiscal 2027 compared with the first quarter of fiscal 2026 and are expected to remain relatively stable over the near future. Freight costs for our Gypsum Wallboard segment, which delivers mostly by trucks, increased in the first quarter of fiscal 2027, and with current fuel prices increasing, they could continue to increase in fiscal 2027. Freight costs for our Cement segment, which relies mostly on rail delivery, also increased in the first quarter of fiscal 2027, and are expected to increase in fiscal 2027. Additionally, labor shortages, primarily of truck drivers, can adversely affect our Concrete business. Any worsening of labor constraints could cause delays and inefficiencies in this business.

While cement maintenance costs were up 10% in the first quarter of fiscal 2027, this was largely driven by specific projects at some of our Cement plants. Other than these discreet projects, we expect low single digit inflation for maintenance costs as equipment and contractor costs are expected to increase.

RESULTS OF OPERATIONS

THREE MONTHS ENDED June 30, 2026, Compared WITH THREE MONTHS ENDED June 30, 2025

	For the Three Months Ended June 30,

	2026	2025	Percentage Change

	(in thousands, except per share)

Revenue	$650,966	$634,690	3%

Cost of Goods Sold	(489,721)	(449,091)	9%

Gross Profit	161,245	185,599	(13)%

Equity in Earnings of Unconsolidated Joint Venture	2,843	3,804	(25)%

Corporate General and Administrative Expense	(20,202)	(20,783)	(3)%

Other Non-Operating Income	746	954	(22)%

Interest Expense, net	(12,947)	(11,716)	11%

Earnings Before Income Taxes	131,685	157,858	(17)%

Income Tax Expense	(29,558)	(34,496)	(14)%

Net Earnings	$102,127	$123,362	(17)%

Diluted Earnings per Share	$3.29	$3.76	(13)%

REVENUE

Revenue increased by $16.3 million, or 3%, to $651.0 million for the three months ended June 30, 2026. Higher Sales Volume positively affected Revenue by $19.8 million, and was partially offset by lower gross sales prices, which adversely affected Revenue by approximately $3.5 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $40.6 million, or 9%, to $489.7 million for the three months ended June 30, 2026. The increase was due to higher operating costs and Sales Volume of $25.7 million and $14.9 million, respectively. The $25.7 million of higher operating costs were primarily attributable to $16.8 million of higher costs in our Cement segment, $4.5 million of higher costs in Gypsum Wallboard, and $5.5 million of higher Concrete and Aggregates costs, all of which were partially offset by $1.1 million of lower operating costs in our Paperboard business.

The $17.6 million of higher Sales Volume was primarily related to $15.9 million of higher Sales Volume in our Cement business and $1.9 million higher Paperboard Sales Volume. These costs were partially offset by lower Sales Volume of $2.0 million in our Gypsum Wallboard business and $0.9 million in our Concrete and Aggregates business. These costs are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit decreased 13% to $161.2 million during the three months ended June 30, 2026. The decrease was primarily related to higher operating costs of $25.7 million and lower gross sales prices of $3.5 million, partially offset by higher Sales Volume of $4.8 million. The gross margin declined to 25%, with higher operating costs being partially offset by higher Sales Volume.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased by $1.0 million, or 25%, for the three months ended June 30, 2026. The decrease was due to lower average gross sales prices of $0.5 million and increased operating costs of $1.1 million, partially offset by higher Sales Volume of $0.7 million. Increased operating costs were primarily related to higher maintenance and freight costs of $1.6 million and $0.8 million, respectively, which was partially offset by lower purchased cement costs of $1.4 million.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses decreased by approximately $0.6 million, or 3%, for the three months ended June 30, 2026. The decrease was due primarily to lower salary and incentive compensation of $2.8 million, which was partially offset by higher information technology costs and insurance costs of $1.8 million and $0.5 million, respectively.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $1.2 million, or 11%, during the three months ended June 30, 2026. This increase was due to increased interest expense of approximately $5.2 million and increased other expenses of $0.4 million, which was partially offset by higher Interest Capitalized of approximately $2.5 million and higher interest income of $1.9 million. The increase in interest expense was primarily a result of our 5.000% Senior Unsecured Notes due March 2036, which were issued on November 13, 2025. The increase in Interest Capitalized was due primarily to capital spending for the expansion and modernization of our cement plant in Laramie, Wyoming and our gypsum wallboard plant in Duke, Oklahoma.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes decreased to $131.7 million during the three months ended June 30, 2026, primarily as a result of lower Gross Profit and Equity in Earnings of Unconsolidated Joint Venture, and higher Interest Expense, net.

INCOME TAX EXPENSE

Income Tax Expense was $29.6 million for the three months ended June 30, 2026, compared with $34.5 million for the three months ended June 30, 2025. The effective tax rate remained consistent at 22% with the prior-year period.

NET EARNINGS

Net Earnings decreased 17% to $102.1 million for the three months ended June 30, 2026.

Three MONTHS ENDED June 30, 2026, COMPARED WITH three MONTHS ENDED June 30, 2025, BY SEGMENT

The following presents results within our two business sectors for the three months ended June 30, 2026, and 2025. Revenue and operating results are organized by sector and discussed by individual business segments.

Heavy Materials

CEMENT (1)

	For the Three Months Ended June 30,

	2026	2025	Percentage Change

	(in thousands, except per ton information)

Revenue, including Intersegment and Joint Venture	$377,899	$347,622	9%

Less Intersegment Revenue	$(9,996)	$(10,013)	—

Less Joint Venture Revenue	$(31,410)	$(27,283)	15%

Revenue	$336,493	$310,326	8%

Sales Volume (M Tons)	2,145	1,993	8%

Freight and Delivery Costs Billed to Customers	$(25,392)	$(20,132)	26%

Average Net Sales Price, per ton (2)	$154.09	$156.72	(2)%

Operating Margin, per ton	$34.31	$40.68	(16)%

Operating Earnings	$73,605	$81,084	(9)%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest in the Joint Venture’s results.

(2) Net of freight per ton, including Joint Venture.

Cement Revenue was $377.9 million, a 9% increase, for the three months ended June 30, 2026. This increase was due to higher Sales Volume and gross sales prices, which increased Cement Revenue by $25.8 million and $4.5 million, respectively.

Cement Operating Earnings decreased by $7.5 million to $73.6 million for the three months ended June 30, 2026. The decrease was due to higher operating costs of $17.9 million, which were partially offset by higher Sales Volume and higher gross sales prices of $5.9 million and $4.5 million, respectively. The increase in operating costs was due to higher maintenance, purchased raw materials, and inefficiencies associated with unexpected downtime at our Mountain Cement facility of approximately $7.4 million, $4.2 million, and $6.0 million, respectively. The Operating Margin decreased to 19% from 23% because of higher operating costs, partially offset by the increase in Sales Volume.

CONCRETE AND AGGREGATES

	For the Three Months Ended June 30,

	2026	2025	Percentage Change

	(in thousands, except net sales prices)

Revenue, including Intersegment	$80,748	$77,568	4%

Less Intersegment Revenue	(4,516)	(3,852)	17%

Revenue	$76,232	$73,716	3%

Sales Volume

M Cubic Yards of Concrete	316	322	(2)%

M Tons of Aggregate	1,741	1,731	1%

Average Net Sales Price

Concrete, per cubic yard	$156.79	$150.43	4%

Aggregates, per ton	$14.47	$14.24	2%

Operating Earnings	$4,003	$6,175	(35)%

Concrete and Aggregates Revenue increased 4% to $80.7 million for the three months ended June 30, 2026. The increase was due to higher gross sales prices of $3.3 million and higher Aggregates Sales Volume of $0.1 million, which was partially offset by lower Concrete Sales Volume, which reduced Revenue by $0.9 million.

Operating Earnings were approximately $4.0 million, a 35% decrease. The decrease was due to higher operating costs of $5.5 million and were partially offset by higher gross sales prices of $3.3 million and higher net Sales Volume of $0.1 million. The increase in operating costs was primarily due to higher freight, maintenance, energy, and labor and other fixed costs of approximately $1.4 million, $1.6 million, $0.9 million, and $ 0.9 million, respectively.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended June 30,

	2026	2025	Percentage Change

	(in thousands, except per MMSF information)

Revenue	$204,747	$221,516	(8)%

Sales Volume (MMSF)	772	784	(2)%

Freight and Delivery Costs Billed to Customers	$(42,823)	$(39,372)	9%

Average Net Sales Price, per MSF (1)	$209.65	$232.40	(10)%

Freight, per MSF	$55.47	$50.22	10%

Operating Margin, per MSF	$95.02	$118.16	(20)%

Operating Earnings	$73,353	$92,641	(21)%

(1) Net of freight per MSF.

Gypsum Wallboard Revenue was $204.7 million, an 8% decrease for the three months ended June 30, 2026. Lower gross sales prices and lower Sales Volume decreased Revenue by approximately $13.4 million and $3.4 million, respectively. Our market share remained relatively consistent during the three months ended June 30, 2026, based on the Gypsum Association's data.

Operating Earnings decreased 21% to $73.4 million, primarily because of lower gross sales prices of $13.4 million, lower Sales Volume of $1.4 million, and higher operating costs of $4.5 million. The higher operating costs were primarily related to higher freight costs of $4.1 million. Operating Margin decreased to 36% for the three months ended June 30, 2026, primarily because of lower gross sales prices and higher operating costs. Fixed costs are not a significant portion of the overall cost of wallboard; therefore, changes in utilization have a relatively minor impact on our operating cost per unit.

RECYCLED PAPERBOARD

	For the Three Months Ended June 30,

	2026	2025	Percentage Change

	(in thousands, except per ton information)

Revenue, including Intersegment	$55,411	$51,104	8%

Less Intersegment Revenue	(21,917)	(21,972)	—

Revenue	$33,494	$29,132	15%

Sales Volume (M Tons)	92	90	2%

Average Net Sales Price, per ton (1)	$600.44	$566.33	6%

Operating Margin, per ton	$142.68	$105.59	35%

Operating Earnings	$13,127	$9,503	38%

(1) Net of freight per ton.

Recycled Paperboard Revenue increased 8% to $55.4 million during the three months ended June 30, 2026. Higher gross sales prices and Sales Volume increased Revenue by $3.1 million and $1.2 million, respectively. Higher gross sales prices were related to the pricing provisions in our long-term sales agreements.

Operating Earnings increased 38% to $13.1 million, primarily due to higher gross sales prices, increased Sales Volume, and lower operating costs, which increased Operating Earnings by $3.1 million, $0.2 million and $0.3 million, respectively. As a result, Operating Margin increased to 24% from 19% in the quarter ended June 30, 2025. Although the Company has certain pricing provisions in its long-term sales agreements, prices are adjusted only at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

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

Information regarding our Critical Accounting Policies can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the Annual Report). The two Critical Accounting Policies that we believe are material to our financial statements, and either require the most judgment, or the selection or application of alternative accounting policies, are those related to goodwill and business combinations. Management has discussed the development and selection of these Critical Accounting Policies and estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm. In addition, Note (A) in the Notes to Consolidated Financial Statements in our Annual Report contains a summary of our significant accounting policies.

Recent Accounting Pronouncements

Refer to Note (A) in the Notes to Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements that may affect our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have access at the present time to sufficient financial resources from our liquidity sources to fund our business and operations, including contractual obligations, capital expenditures, and debt service obligations, for at least the next 12 months. In the long term, we intend to rely on our existing financial resources, together with borrowings under existing and future credit facilities and potential offerings of our securities in private or public markets. We regularly monitor any potential disruptions to the economy, and to our operations, particularly changing fiscal policy or economic conditions affecting our industries. Please see the Debt Financing Activities section below for a discussion of our revolving credit facility and the amount of borrowings available to us in the next 12-month period.

Cash Flow

The following table provides a summary of our cash flows:

	For the Three Months Ended June 30,

	2026	2025

	(dollars in thousands)

Net Cash Provided by Operating Activities	$154,378	$136,634

Investing Activities:

Additions to Property, Plant, and Equipment	(120,755)	(76,097)

Net Cash Used in Investing Activities	(120,755)	(76,097)

Financing Activities:

Borrowings Under Revolving Credit Facility	—	100,000

Repayment of Borrowings Under Revolving Credit Facility	—	(25,000)

Repayment of Term Loan	(3,750)	(3,750)

Dividends Paid to Stockholders	(7,964)	(8,254)

Purchase and Retirement of Common Stock	(83,833)	(78,616)

Proceeds from Stock Option Exercises	67	—

Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,524)	(5,579)

Net Cash Used in Financing Activities	(98,004)	(21,199)

Net Increase (Decrease) in Cash and Cash Equivalents	$(64,381)	$39,338

Net Cash Provided by Operating Activities increased by $17.7 million to $154.4 million during the three months ended June 30, 2026. This increase was primarily attributable to higher cash flows from changes in Working Capital and noncash activity of $13.3 million and $25.6 million, respectively, partially offset by lower Operating Earnings of $21.2 million.

Working Capital decreased by $49.0 million to $641.8 million at June 30, 2026, compared with March 31, 2026. The decrease was primarily due to lower Cash, Inventories, and Income Tax Receivable of $64.4 million, $28.8 million, and $1.2 million, respectively, and higher Accounts Payable, Accrued Liabilities, and Income Taxes Payable of $18.0 million, $6.1 million, and $2.8 million, respectively. This was partially offset by higher Accounts Receivable, net of $65.2 million and higher Prepaid and Other Assets of $7.7 million.

The increase in Accounts Receivable at June 30, 2026, was primarily related to higher Revenue during the three months ended June 30, 2026, particularly in the month of June, compared with the three months ended March 31, 2026. As a percentage of quarterly sales generated for the respective quarters, Accounts Receivable was approximately 45% and 48% at June 30, 2026, and March 31, 2026, respectively. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at June 30, 2026.

Our Inventory balance at June 30, 2026, decreased by approximately $28.8 million from our balance at March 31, 2026. Within Inventory, Raw Materials and Materials-in-Progress, Finished Cement, Aggregates, Recycled Paperboard, Repair Parts and Supplies, and Fuel and Coal declined $24.4 million, $0.8 million, $0.3 million, $2.1 million, $2.1 million, and $1.0 million, respectively. This was partially offset by an increase in Gypsum Wallboard inventory of $1.9 million. The decline in Raw Materials and Materials-in-Progress is consistent with our business cycle; we generally build up clinker inventory over the winter months to meet the demand for cement in the spring and summer. The decrease in Repair Parts inventory was primarily due to the completion of most of our scheduled outages during the quarter. The largest individual balance in our Inventory is Repair Parts. These parts are necessary given the size and complexity of our manufacturing plants, and the age of certain plants, which creates the need to stock a high level of Repair Parts inventory. We believe all these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence because our products are basic construction materials.

Net Cash Used in Investing Activities during the three months ended June 30, 2026, was approximately $120.8 million, compared with $76.1 million during the same period in 2025. The $44.7 million increase was primarily related to the modernization and expansion of our Mountain Cement facility.

Net Cash Used in Financing Activities was $98.0 million during the three months ended June 30, 2026 compared with $21.2 million during the same period in 2025. The $76.8 million increase was mainly related to lower borrowings, net of repayments of $75.0 million and higher Purchase and Retirement of Common Stock of $5.2 million. This was partially offset by lower Shares Redeemed to Settle Employee Taxes on Stock Compensation of $3.1 million.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 54.5% and 50.9%, respectively, at June 30, 2026, compared with 54.7% and 50.1%, respectively, at March 31, 2026.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities at June 30, 2026.

Maturity

Revolving Credit Facility	February 2030

Term Loan	February 2030

2.500% Senior Unsecured Notes	July 2031

5.000% Senior Unsecured Notes	March 2036

See Note (L) in the Notes to Unaudited Consolidated Financial Statements for further details on the Company’s debt facilities, including interest rate, and financial and other covenants and restrictions.

The revolving borrowing capacity of our Revolving Credit Facility is $750.0 million (any revolving loans borrowed under the Revolving Credit Facility, as applicable, the Revolving Loans). The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At June 30, 2026, we had no outstanding Revolving Loans under the Revolving Credit Facility and $9.9 million of outstanding letters of credit, leaving us with $740.1 million of available borrowings under the Revolving Credit Facility, net of outstanding letters of credit. We are contingently liable for performance under $52.2 million in performance bonds relating primarily to our mining operations. We do not have any off-balance sheet debt or any outstanding debt guarantees as of June 30, 2026.

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

We had approximately $38.4 million of lease liabilities at June 30, 2026, with an average remaining life of approximately 11.1 years.

Dividends

Dividends paid were $8.0 million and $8.3 million for the three months ended June 30, 2026, and 2025, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

During the three months ended June 30, 2026, our share repurchases were as follows.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30, 2026	182,500	$198.66	—

May 1 through May 31, 2026	125,000	205.70	—

June 1 through June 30, 2026	99,000	220.85	—

Quarter 1 Totals	406,500	$206.23	—	2,523,372

On May 17, 2022, the Board of Directors authorized us to repurchase an additional 7.5 million shares. This authorization brought the cumulative total of common stock our Board has approved for repurchase in the open market to 55.9 million shares since we became a publicly held company in April 1994. Through June 30, 2026, we have repurchased approximately 53.0 million shares.

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

During the three months ended June 30, 2026, the Company withheld from employees 29,228 shares of stock upon the vesting of Restricted Shares that were granted under the 2023 Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is necessary once the Restricted Shares or Restricted Share Units are vested.

Capital Expenditures

The following table details capital expenditures by category.

	For the Three Months Ended June 30,

	2026	2025

	(dollars in thousands)

Land and Quarries	$340	$1,455

Plants	77,174	56,023

Buildings, Machinery and Equipment	43,241	18,619

Total Capital Expenditures	$120,755	$76,097

Capital expenditures for fiscal 2027 are expected to range from $490.0 million to $525.0 million and will be allocated across both Heavy Materials and Light Materials sectors. These estimated capital expenditures will be for the expansions and modernizations of our Mountain Cement facility in Wyoming and our gypsum wallboard plant in Duke, Oklahoma, as well as for ongoing maintenance and improvements, and other safety and regulatory projects.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the context of the statement and generally arise when the Company is discussing its beliefs, estimates or expectations as to future events. These statements are not historical facts or guarantees of future performance but instead represent only the Company’s belief at the time the statements were made regarding future events which are subject to certain risks, uncertainties and other factors, many of which are outside the Company’s control. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company’s actual performance include the following: the cyclical and seasonal nature of the Company’s businesses; fluctuations in public infrastructure expenditures; the effects of adverse weather conditions on infrastructure and other construction projects as well as our facilities and operations; the fact that our products are commodities and that prices for our products are subject to material fluctuation due to market conditions and other factors beyond our control; the availability of and fluctuations in the cost of raw materials; changes in the costs of energy, including, without limitation, natural gas, coal and oil (including diesel), and the nature of our obligations to counterparties under energy supply contracts, such as those related to market conditions (for example, spot market prices), governmental orders and other matters; changes in the cost and availability of transportation; unexpected operational difficulties, including unexpected maintenance costs, equipment downtime and interruption of production; material nonpayment or non-performance by any of our key customers; consolidation of our customers; interruptions in our supply chain; inability to timely execute or realize capacity expansions or efficiency gains from capital improvement projects; difficulties and delays in the development of new business lines; governmental regulation and changes in governmental and public policy (including, without limitation, climate change and other environmental regulation); changes in trade policy, including tariffs and the effects of any increases in tariffs on our business, including increases in inputs used in our facility expansion and modernization projects; possible losses or other adverse outcomes from pending or future litigation or arbitration proceedings; changes in economic conditions or the nature or level of activity in any one or more of the markets or industries in which the Company or its customers are engaged; competition; cyber-attacks or data security breaches, together with the costs of protecting our systems against such incidents and the possible effects thereof on our operations; increases in capacity in the gypsum wallboard and cement industries; changes in the demand for residential housing construction or commercial construction or construction projects undertaken by state or local governments; the availability of acquisitions or other growth opportunities that meet our financial return standards and fit our strategic focus; risks related to pursuit of acquisitions, joint ventures and other transactions or the execution or implementation of such transactions, including the integration of operations acquired by the Company; general economic conditions, including inflation and recessionary conditions; and changes in interest rates and the resulting effects on the Company and demand for our products. For example, increases in interest rates, decreases in demand for construction materials or increases in the cost of energy (including, without limitation, natural gas, coal and oil) or the cost of our raw materials can be expected to adversely affect the revenue and operating earnings of our operations. In addition, changes in national or regional economic conditions and levels of infrastructure and construction spending could also adversely affect the Company’s results of operations. Finally, any forward-looking statements made by the Company are subject to the risks and impacts associated with natural disasters, the outbreak, escalation or resurgence of health emergencies, pandemics or other unforeseen events, as well as their impact on our operations and on economic conditions, capital and financial markets. These and other factors are described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, on file with the Securities and Exchange Commission. All forward-looking statements made herein are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed herein will increase with the passage of time. The Company undertakes no duty to update any forward-looking statement to reflect future events or changes in the Company’s expectations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility and Term Loan. We have occasionally used derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to interest rate changes. We had a $750.0 million Revolving Credit Facility at June 30, 2026, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $277.5 million of borrowings under the Term Loan at June 30, 2026, would increase interest expense by approximately $2.8 million on an annual basis. At present, we do not use derivative financial instruments.

We are subject to commodity risk with respect to price changes principally in coal, coke, natural gas, and power. We attempt to limit our exposure to changes in commodity prices by entering into contracts or increasing our use of alternative fuels.

ITEM 4. Controls and Procedures

We have established a system of disclosure controls and procedures designed to ensure that information relating to the Company that we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (Exchange Act), is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this quarterly report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.

We are currently undertaking a multi-year Enterprise Resource Planning (ERP) implementation to upgrade our information technology platforms and business processes. The ERP implementation is occurring in phases over several years, which began in fiscal 2025 with the implementation at Corporate. During the three months ended September 30, 2025, we implemented the ERP at our Gypsum Wallboard and Recycled Paperboard segments.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In addition to the legal matters described in Part 1, Item 3 Legal Proceedings of our Form 10-K for the fiscal year ended March 31, 2026, from time to time, we have been and may in the future become involved in litigation or other legal proceedings in the ordinary course of our business activities or in connection with transactions or activities we undertake, including claims related to worker safety, worker health, environmental matters, commercial contracts, product liability, personal injury, land use rights, taxes, and permits. While the outcome of these proceedings cannot be predicted with certainty, in the opinion of management (based on currently available facts), we do not believe that the ultimate outcome of any currently pending legal proceeding will have a material effect on our consolidated financial condition, results of operations, or liquidity.

For additional information regarding claims and other contingent liabilities to which we may be subject, see Note (O) to the Unaudited Consolidated Financial Statements.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors as disclosed in Part 1. Item 1A. Risk Factors in our Form 10-K for the fiscal year ended March 31, 2026, filed with the Securities and Exchange Commission on May 19, 2026.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The disclosure required under this Item is included in Management’s Discussion and Analysis of Results of Operations and Financial Condition of this Quarterly Report on Form 10-Q under the heading Share Repurchases and is incorporated herein by reference.

ITEM 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503 (a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report Form 10-Q.

ITEM 5. Other Information

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2026.

ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006, and incorporated herein by reference).
3.2

Certificate of Amendment of Restated Certificate of Incorporation of Eagle Materials Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2024, and incorporated herein by reference).

3.3

Restated Certificate of Designation, Preferences and Rights of Series A Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006, and incorporated herein by reference).

3.4	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 7, 2022, and incorporated herein by reference).
10.1*	Form of Management Restricted Stock Unit Agreement (Time). (1)
10.2*	Form of Management Restricted Stock Unit Agreement (Performance). (1)
10.3*	Form of Non-Qualified Stock Option Agreement (Time) for Senior Executives. (1)
10.4*	Form of Non-Qualified Stock Option Agreement (Performance) for Senior Executives. (1)
10.5

Eagle Materials Inc. Salaried Incentive Compensation Program (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 21, 2026, and incorporated herein by reference). (1)

10.6

Eagle Materials Inc. Business Unit Salaried Incentive Compensation Program (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 21, 2026, and incorporated herein by reference). (1)

10.7	Eagle Materials Inc. Special Situation Program (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on May 21, 2026, and incorporated by reference). (1)
31.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Chief Executive Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Eagle Materials Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.
104.1*	Cover Page Interactive Data File – (formatted as Inline XBRL and Contained in Exhibit 101).

* Filed herewith.

(1) Management contract, compensatory plan, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE MATERIALS INC.
Registrant

July 29, 2026	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

July 29, 2026	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

July 29, 2026	/s/ SAMUEL M. GUZMAN JR.
Samuel M. Guzman Jr. Senior Vice President – Chief Accounting Officer and Controller (principal accounting officer)