Form 10-Q
period 2026-09-30
EAGLE MATERIALS INC
filed 2026-11-04
CIK 918646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended

September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 2, 2026, the number of outstanding shares of common stock was:

Class	Outstanding Shares
Common Stock, $.01 Par Value	30,398,658

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (UNAUDITED)

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Consolidated Financial Statements

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2026	2025	2026	2025

	(dollars in thousands, except share and per share data)		(dollars in thousands, except share and per share data)

Revenue	$652,748	$638,906	$1,303,714	$1,273,596

Cost of Goods Sold	478,014	439,194	967,735	888,285

Gross Profit	174,734	199,712	335,979	385,311

Equity in Earnings of Unconsolidated Joint Venture	6,574	6,309	9,417	10,113

Corporate General and Administrative Expense	(26,929)	(21,316)	(47,131)	(42,099)

Other Non-Operating Income	1,074	1,131	1,820	2,085

Interest Expense, net	(11,908)	(9,362)	(24,855)	(21,078)

Earnings Before Income Taxes	143,545	176,474	275,230	334,332

Income Taxes	(32,014)	(39,091)	(61,572)	(73,587)

Net Earnings	$111,531	$137,383	$213,658	$260,745

EARNINGS PER SHARE

Basic	$3.64	$4.25	$6.94	$8.03

Diluted	3.63	4.23	6.91	7.99

WEIGHTED-AVERAGE SHARES OUTSTANDING

Basic	30,610,694	32,297,313	30,772,611	32,459,801

Diluted	30,754,610	32,469,833	30,920,652	32,638,307

CASH DIVIDENDS PER SHARE	$0.25	$0.25	$0.50	$0.50

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)

Net Earnings	$111,531	$137,383	$213,658	$260,745

Net Actuarial Change in Defined Benefit Plans:

Amortization of Net Actuarial Loss	156	53	312	106

Tax Expense	(37)	(12)	(74)	(24)

Comprehensive Earnings	$111,650	$137,424	$213,896	$260,827

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	March 31,

	2026	2026

	(dollars in thousands)

ASSETS

Current Assets

Cash and Cash Equivalents	$241,168	$297,920

Accounts Receivable, net	264,046	228,573

Inventories	361,691	408,391

Income Tax Receivable	6,581	7,536

Prepaid and Other Assets	14,395	8,469

Total Current Assets	887,881	950,889

Property, Plant, and Equipment, net	2,244,999	2,064,622

Investment in Joint Venture	169,496	160,078

Operating Lease Right-of-Use Assets	33,340	29,346

Goodwill and Intangible Assets, net	580,290	585,443

Other Assets	52,630	51,866

Total Assets	$3,968,636	$3,842,244

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$149,509	$138,884

Accrued Liabilities	100,291	102,127

Operating Lease Liabilities	5,020	4,144

Current Portion of Long-Term Debt	15,000	15,000

Total Current Liabilities	269,820	260,155

Long-Term Debt	1,738,940	1,745,081

Noncurrent Operating Lease Liabilities	35,254	32,559

Other Long-Term Liabilities	70,624	66,959

Deferred Income Taxes	320,260	262,662

Total Liabilities	2,434,898	2,367,416

Stockholders’ Equity

Preferred Stock, Par Value $0.01; Authorized 5,000,000 Shares; None Issued	—	—

Common Stock, Par Value $0.01; Authorized 100,000,000 Shares; Issued and Outstanding 30,512,480 and 31,227,012 Shares, respectively	305	312

Capital in Excess of Par Value	—	—

Accumulated Other Comprehensive Losses	(4,166)	(4,404)

Retained Earnings	1,537,599	1,478,920

Total Stockholders’ Equity	1,533,738	1,474,828

	$3,968,636	$3,842,244

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended September 30,

	2026	2025

	(dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Earnings	$213,658	$260,745

Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities, Net of Effect of Non-Cash Activity:

Depreciation, Depletion, and Amortization	82,995	82,633

Deferred Income Tax Provision	57,598	13,129

Stock Compensation Expense	10,128	10,290

Equity in Earnings of Unconsolidated Joint Venture	(9,417)	(10,113)

Changes in Operating Assets and Liabilities:

Accounts Receivable	(35,473)	(38,440)

Inventories	46,700	44,967

Accounts Payable and Accrued Liabilities	7,489	(4,347)

Other Assets	(8,938)	(25,534)

Income Taxes Payable (Receivable)	(417)	7,901

Net Cash Provided by Operating Activities	364,323	341,231

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to Property, Plant, and Equipment	(249,656)	(184,635)

Net Cash Used in Investing Activities	(249,656)	(184,635)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings Under Revolving Credit Facility	—	130,000

Repayment of Borrowings Under Revolving Credit Facility	—	(75,000)

Repayment of Term Loan	(7,500)	(7,500)

Dividends Paid to Stockholders	(15,608)	(16,631)

Purchase and Retirement of Common Stock	(145,960)	(167,700)

Proceeds from Stock Option Exercises	235	479

Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,586)	(5,612)

Net Cash Used in Financing Activities	(171,419)	(141,964)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,752)	14,632

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	297,920	20,401

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$241,168	$35,033

See Notes to Unaudited Consolidated Financial Statements.

EAGLE MATERIALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total

	(dollars in thousands)

Balance at March 31, 2025	$330	$—	$1,459,495	$(3,125)	$1,456,700

Net Earnings	—	—	123,362	—	123,362

Stock Option Exercises and Restricted Share Vesting	—	—	—	—	—

Stock Compensation Expense	—	4,822	—	—	4,822

Shares Redeemed to Settle Employee Taxes	(1)	(4,822)	(756)	—	(5,579)

Purchase and Retirement of Common Stock	(3)	—	(79,400)	—	(79,403)

Dividends to Stockholders	—	—	(8,169)	—	(8,169)

Unfunded Pension Liability, net of tax	—	—	—	41	41

Balance at June 30, 2025	$326	$—	$1,494,532	$(3,084)	$1,491,774

Net Earnings	—	—	137,383	—	137,383

Stock Option Exercises and Restricted Share Vesting	—	479	—	—	479

Stock Compensation Expense	—	5,468	—	—	5,468

Shares Redeemed to Settle Employee Taxes	—	(5,947)	5,914	—	(33)

Purchase and Retirement of Common Stock	(4)	—	(89,971)	—	(89,975)

Dividends to Stockholders	—	—	(8,079)	—	(8,079)

Unfunded Pension Liability, net of tax	—	—	—	41	41

Balance at September 30, 2025	$322	$—	$1,539,779	$(3,043)	$1,537,058

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Losses	Total

	(dollars in thousands)

Balance at March 31, 2026	$312	$—	$1,478,920	$(4,404)	$1,474,828

Net Earnings	—	—	102,127	—	102,127

Stock Option Exercises and Restricted Share Vesting	—	67	—	—	67

Stock Compensation Expense	—	4,695	—	—	4,695

Shares Redeemed to Settle Employee Taxes	—	(2,524)	—	—	(2,524)

Purchase and Retirement of Common Stock	(4)	(2,238)	(82,429)	—	(84,671)

Dividends to Stockholders	—	—	(7,709)	—	(7,709)

Unfunded Pension Liability, net of tax	—	—	—	119	119

Balance at June 30, 2026	$308	$—	$1,490,909	$(4,285)	$1,486,932

Net Earnings	—	—	111,531	—	111,531

Stock Option Exercises and Restricted Share Vesting	—	168	—	—	168

Stock Compensation Expense	—	5,433	—	—	5,433

Shares Redeemed to Settle Employee Taxes	—	(62)	—	—	(62)

Purchase and Retirement of Common Stock	(3)	(5,539)	(57,206)	—	(62,748)

Dividends to Stockholders	—	—	(7,635)	—	(7,635)

Unfunded Pension Liability, net of tax	—	—	—	119	119

Balance at September 30, 2026	$305	$—	$1,537,599	$(4,166)	$1,533,738

See Notes to Unaudited Consolidated Financial Statements.

Eagle Materials Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(A) BASIS OF PRESENTATION

The accompanying Unaudited Consolidated Financial Statements as of and for the three and six months ended September 30, 2026, include the accounts of Eagle Materials Inc. and its majority-owned subsidiaries (collectively, the Company, us, or we) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the Securities and Exchange Commission on May 19, 2026.

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

(B) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows.

	For the Six Months Ended September 30,

	2026	2025

	(dollars in thousands)

Cash Payments:

Interest	$36,015	$24,504

Income Taxes	4,432	53,265

Operating Cash Flows Used for Operating Leases	3,179	2,968

Non-Cash Financing Activities:

Right-of-Use Assets Obtained for Capitalized Operating Leases	$4,483	$3,325

Excise Tax on Share Repurchases	1,460	1,678

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

Other Non-Operating Income includes lease and rental income, asset-sale income, non-inventoried aggregates sale income, and trucking income, as well as other miscellaneous Revenue items and costs that have not been allocated to a business segment.

See Note (M) to the Unaudited Consolidated Financial Statements for disaggregation of Revenue by segment.

(D) ACCOUNTS RECEIVABLE

Accounts Receivable are shown net of the allowance for credit losses totaling $6.8 million and $6.3 million at September 30, 2026, and March 31, 2026, respectively. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers. The allowance for non-collection of receivables is based on analysis of economic trends in the construction industry, detailed analysis of the expected collectability of past due accounts receivable, and the expected collectability of overall receivables. We have no significant credit risk concentration among our diversified customer base.

(E) INVENTORIES

Inventories are stated at the lower of average cost (including applicable material, labor, depreciation, and plant overhead) or net realizable value. Raw Materials and Materials-in-Progress include clinker, which is an intermediary product before it is ground into cement powder. Quantities of Raw Materials and Materials-in-Progress, Aggregates, and Fuel and Coal inventories are based on measured volumes, subject to estimation based on the size and location of the inventory piles and are converted to tonnage using standard inventory density factors. Inventories consist of the following.

	September 30,	March 31,

	2026	2026

	(dollars in thousands)

Raw Materials and Materials-in-Progress	$116,523	$158,829

Finished Cement	58,369	63,293

Aggregates	14,241	16,073

Gypsum Wallboard	6,961	4,809

Recycled Paperboard	9,500	10,675

Repair Parts and Supplies	138,036	135,110

Fuel and Coal	18,061	19,602

	$361,691	$408,391

(F) ACCRUED EXPENSES

Accrued Expenses consist of the following.

	September 30,	March 31,

	2026	2026

	(dollars in thousands)

Payroll and Incentive Compensation	$31,179	$35,642

Benefits	17,532	17,336

Interest	7,004	7,208

Dividends	7,798	8,062

Property Taxes	13,657	7,887

Power and Fuel	2,892	2,949

Freight	3,855	3,738

Excise Tax	2,978	5,052

Legal and Professional	3,602	4,534

Sales and Use Tax	2,054	1,613

Other	7,740	8,106

	$100,291	$102,127

(G) LEASES

We lease certain real estate, buildings, and equipment, including railcars and barges. Certain of these leases contain escalations of rent over the term of the lease, as well as options for us to extend the term of the lease at the end of the original term. These extensions range from periods of one year to 20 years. Our lease agreements do not contain material residual-value guarantees or material restrictive covenants. To calculate the present value of future minimum lease payments, we use the rate implicit in the lease, if it can be determined; otherwise, we use our incremental borrowing rate in effect at the commencement of the lease. Additionally, we lease certain equipment under short-term leases with initial terms of fewer than 12 months; these are not recorded on the Balance Sheet.

Lease expense for our operating and short-term leases is as follows.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)

Operating Lease Cost	$2,199	$2,260	$4,372	$4,459

Short-Term Lease Cost	470	518	1,154	1,141

Total Lease Cost	$2,669	$2,778	$5,526	$5,600

The Right-of-Use Assets and Lease Liabilities are reflected on our Balance Sheet as follows.

	September 30,	March 31,

	2026	2026

	(dollars in thousands)

Operating Leases:

Operating Lease Right-of-Use Assets	$33,340	$29,346

Current Operating Lease Liabilities	$5,020	$4,144

Noncurrent Operating Lease Liabilities	35,254	32,559

Total Operating Lease Liabilities	$40,274	$36,703

Future payments for operating leases are shown below.

Amount
Fiscal Year	(dollars in thousands)

2027 (remaining six months)	$3,127

2028	5,734

2029	5,174

2030	4,848

2031	4,411

Thereafter	26,356

Total Lease Payments	$49,650

Less: Imputed Interest	(9,376)

Present Value of Lease Liabilities	$40,274

Weighted-Average Remaining Lease Term (in years)	10.8

Weighted-Average Discount Rate	4.49%

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

STOCK OPTIONS

Stock option expense for all outstanding stock option awards totaled approximately $0.9 million and $1.7 million for the three and six months ended September 30, 2026, respectively, and $0.5 million and $0.9 million for the three and six months ended September 30, 2025, respectively. At September 30, 2026, there was approximately $7.2 million of unrecognized compensation cost related to outstanding stock options, which is expected to be recognized over a weighted-average period of 2.2 years.

The following table shows stock option activity for the six months ended September 30, 2026.

	Number of Shares	Weighted- Average Exercise Price

Outstanding Options at March 31, 2026	206,721	$113.16

Granted	69,240	$199.33

Exercised	(6,674)	$85.59

Cancelled	—	$—

Outstanding Options at September 30, 2026	269,287	$136.00

Options Exercisable at September 30, 2026	172,915

Weighted-Average Fair Value of Options Granted During the Year		$76.25

The following table summarizes information about stock options outstanding at September 30, 2026.

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Outstanding	Weighted- Average Exercise Price

$59.32 - $81.28	74,915	3.63	$60.19	74,915	$60.19

$91.21 - $100.88	32,746	1.76	$94.94	32,746	$94.94

$118.27 - $139.25	48,791	5.62	$126.56	48,791	$126.56

$143.09 - $261.76	112,835	9.00	$202.33	16,463	$192.40

	269,287	6.01	$136.00	172,915	$98.08

At September 30, 2026, the aggregate intrinsic value of the outstanding and exercisable options were both approximately $13.1 million. The total intrinsic value of options exercised during the six months ended September 30, 2026, was approximately $0.8 million.

RESTRICTED STOCK UNITS AND RESTRICTED STOCK

The following table summarizes the activity for restricted stock units and nonvested restricted stock during the six months ended September 30, 2026.

	Number of Shares	Weighted- Average Grant Date Fair Value

Restricted Stock Units and Nonvested Restricted Stock at March 31, 2026	149,406	$198.28

Granted	61,826	$200.36

Vested	(44,977)	$189.65

Cancelled	—	$—

Restricted Stock Units and Nonvested Restricted Stock at September 30, 2026	166,255	$201.39

Expense related to restricted stock units and restricted stock was approximately $4.6 million and $8.3 million for the three and six months ended September 30, 2026, respectively, and $5.0 million and $9.4 million for the three and six months ended September 30, 2025, respectively. At September 30, 2026, there was approximately $33.5 million of unearned compensation from restricted stock units and nonvested restricted shares, which will be recognized over a weighted-average period of 1.4 years.

The number of shares available for future grants of stock options, restricted stock units, stock appreciation rights, and restricted stock under the Plan was 1,083,030 at September 30, 2026.

(I) COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted common shares outstanding is shown in the table below.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2026	2025	2026	2025

Weighted-Average Shares of Common Stock Outstanding	30,610,694	32,297,313	30,772,611	32,459,801

Effect of Dilutive Shares:

Assumed Exercise of Outstanding Dilutive Options	166,182	175,755	167,851	177,256

Less Shares Repurchased from Proceeds of Assumed Exercised Options	(76,414)	(72,822)	(75,442)	(75,674)

Restricted Stock and Restricted Stock Units	54,148	69,587	55,632	76,924

Weighted-Average Common Stock and Dilutive Securities Outstanding	30,754,610	32,469,833	30,920,652	32,638,307

Shares Excluded Due to Anti-Dilution Effects, Including Contingent Awards	108,537	41,982	90,090	34,392

(J) PENSION AND EMPLOYEE BENEFIT PLANS

We historically sponsored several single-employer defined benefit plans, which we merged into a single plan on March 31, 2025. This defined benefit plan, along with our defined contribution plan, covers substantially all our employees. Benefits paid under the single-employer defined benefit plans covering certain hourly employees were historically based on years of service and the employee’s qualifying compensation over the last few years of employment. These plans have been frozen to new participants and new benefits over the last several years, with the last plan frozen during fiscal 2020. Our defined benefit plan is fully funded, with plan assets exceeding the benefit obligation at March 31, 2026. Our expected pension expense for fiscal 2027 is $0.9 million, which primarily relates to administrative expenses.

Effective March 31, 2026, we began the process of terminating the defined benefit plan. During fiscal 2027, we have offered a lump-sum benefit payout option to certain plan participants prior to completing the purchase of group annuity contracts that will transfer the plan assets and pension benefit obligation to an insurance company.

(K) INCOME TAXES

Income Taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. To arrive at an estimated overall tax amount, we use the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income, and, when appropriate, we will include certain items treated as discrete events. The effective tax rate for the six months ended September 30, 2026, was approximately 22%, which is consistent with the tax rate for the six months ended September 30, 2025. The effective tax rate was higher than the U.S. statutory rate of 21% mainly because of state income taxes, which were partially offset by a benefit recognized related to percentage depletion.

(L) LONG-TERM DEBT

Long-Term Debt at September 30, 2026 was as follows.

	September 30,	March 31,

	2026	2026

	(dollars in thousands)

Revolving Credit Facility	$—	$—

2.500% Senior Unsecured Notes Due 2031	750,000	750,000

5.000% Senior Unsecured Notes Due 2036	750,000	750,000

Term Loan	273,750	281,250

Total Debt	1,773,750	1,781,250

Less: Current Portion of Long-Term Debt	(15,000)	(15,000)

Less: Unamortized Discount and Debt Issuance Costs	(19,810)	(21,169)

Long-Term Debt	$1,738,940	$1,745,081

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

We had no outstanding borrowings under the Revolving Credit Facility. There were $13.1 million of letters of credit outstanding as of September 30, 2026, leaving us with $736.9 million of available borrowings under the Revolving Credit Facility, net of the letters of credit outstanding. We were in compliance with all Financial Covenants on September 30, 2026; therefore, the entire $736.9 million is available for future borrowings.

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

Our primary products, portland cement and gypsum wallboard, are essential for building, expanding, and repairing roads, highways, and residential, commercial, and industrial structures across America. We manufacture and sell our products through a network of more than 70 facilities spanning 21 states. Demand for our products is generally cyclical and seasonal, depending on economic and geographic conditions. Our operations are conducted in the United States. Our business activites include the mining of limestone for the manufacture, production, distribution, and sale of portland cement (a basic construction material that is the essential binding ingredient in concrete); the grinding and sale of slag; the mining of gypsum for the manufacture and sale of gypsum wallboard; the manufacture and sale of recycled paperboard to the gypsum wallboard industry and other paperboard converters; the sale of readymix concrete; and the mining and sale of aggregates (crushed stone, sand, and gravel).

We operate eight modern cement plants, two slag grinding facilities, and over 30 cement distribution terminals. One cement plant, one slag plant, and 5 cement terminals are operated through our joint venture located in Buda, Texas (the Joint Venture). Our cement companies focus on the U.S. heartland and operate as an integrated network selling product primarily in California, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Missouri, Nebraska, Nevada, Ohio, Oklahoma, Tennessee, and Texas. We operate more than 25 readymix concrete batch plants and seven aggregates processing plants, with annual production capacity of 9 million tons, in markets that are complementary to our cement network.

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

For the Three Months Ended September 30, 2026 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$349,116	$87,221	$185,680	$30,731	$652,748

Intersegment Revenue	10,457	4,195	—	22,911	37,563

Revenue from Joint Venture	30,958	—	—	—	30,958

	$390,531	$91,416	$185,680	$53,642	$721,269

Reconciliation of Revenue

Intersegment Revenue					(37,563)

Revenue from Joint Venture					(30,958)

Total Consolidated Revenue					$652,748

Less:

Freight and Delivery	$36,424	$9,562	$40,091	$—	$86,077

Parts, Supplies, and Services (Includes Maintenance)	47,236	14,386	5,899	3,444	70,965

Energy	38,732	3,841	8,782	4,559	55,914

Raw Materials	34,754	34,462	44,681	24,679	138,576

Labor and Fixed Costs	44,939	12,812	16,380	5,929	80,060

Depreciation, Depletion, and Amortization (1)	24,582	7,811	5,357	2,481	40,231

Purchased Cement	20,245	—	—	—	20,245

Other Segment Items	34,822	4,369	7,052	1,650	47,893

Segment Operating Earnings	$108,797	$4,173	$57,438	$10,900	$181,308

Reconciliation of Segment Profit and Loss

Corporate General and Administrative Expense					(26,929)

Other Non-Operating Income					1,074

Interest Expense					(11,908)

Earnings Before Income Taxes					$143,545

For the Six Months Ended September 30, 2026 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$685,609	$163,453	$390,427	$64,225	$1,303,714

Intersegment Revenue	20,453	8,711	—	44,828	73,992

Revenue from Joint Venture	62,368	—	—	—	62,368

	$768,430	$172,164	$390,427	$109,053	$1,440,074

Reconciliation of Revenue

Intersegment Revenue					(73,992)

Revenue from Joint Venture					(62,368)

Total Consolidated Revenue					$1,303,714

Less:

Freight and Delivery	$71,762	$17,884	$82,915	$—	$172,561

Parts, Supplies, and Services (Includes Maintenance)	129,315	27,400	10,855	6,690	174,260

Energy	71,306	6,967	16,742	8,473	103,488

Raw Materials	60,153	63,777	94,166	46,665	264,761

Labor and Fixed Costs	92,434	22,532	32,044	11,734	158,744

Depreciation, Depletion, and Amortization (1)	48,845	15,559	10,662	4,854	79,920

Purchased Cement	38,088	—	—	—	38,088

Other Segment Items	74,125	9,869	12,252	6,610	102,856

Segment Operating Earnings	$182,402	$8,176	$130,791	$24,027	$345,396

Reconciliation of Segment Profit and Loss

Corporate General and Administrative Expense					(47,131)

Other Non-Operating Income					1,820

Interest Expense					(24,855)

Earnings Before Income Taxes					$275,230

For the Three Months Ended September 30, 2025 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$344,653	$81,646	$183,482	$29,125	$638,906

Intersegment Revenue	9,904	4,178	—	19,471	33,553

Revenue from Joint Venture	30,312	—	—	—	30,312

	$384,869	$85,824	$183,482	$48,596	$702,771

Reconciliation of Revenue

Intersegment Revenue					(33,553)

Revenue from Joint Venture					(30,312)

Total Consolidated Revenue					$638,906

Less:

Freight and Delivery	$32,726	$7,997	$32,567	$—	$73,290

Parts, Supplies, and Services (Includes Maintenance)	41,928	13,632	5,257	3,347	64,164

Energy	39,310	2,624	8,516	4,296	54,746

Raw Materials	29,205	31,074	39,750	19,364	119,393

Labor and Fixed Costs	42,596	11,182	15,021	4,998	73,797

Depreciation, Depletion, and Amortization (1)	23,224	7,137	6,494	3,906	40,761

Purchased Cement	21,831	—	—	—	21,831

Other Segment Items	34,275	4,254	8,570	1,669	48,768

Segment Operating Earnings	$119,774	$7,924	$67,307	$11,016	$206,021

Reconciliation of Segment Profit and Loss

Corporate General and Administrative Expense					(21,316)

Other Non-Operating Income					1,131

Interest Expense					(9,362)

Earnings Before Income Taxes					$176,474

For the Six Months Ended September 30, 2025 (dollars in thousands)	Cement	Concrete and Aggregates	Gypsum Wallboard	Recycled Paperboard	Total

Revenue from External Customers	$654,979	$155,362	$404,998	$58,257	$1,273,596

Intersegment Revenue	19,917	8,030	—	41,443	69,390

Revenue from Joint Venture	57,595	—	—	—	57,595

	$732,491	$163,392	$404,998	$99,700	$1,400,581

Reconciliation of Revenue

Intersegment Revenue					(69,390)

Revenue from Joint Venture					(57,595)

Total Consolidated Revenue					$1,273,596

Less:

Freight and Delivery	$60,804	$14,886	$71,939	$—	$147,629

Parts, Supplies, and Services (Includes Maintenance)	116,634	25,265	10,611	6,457	158,967

Energy	72,090	4,824	17,113	8,374	102,401

Raw Materials	50,365	60,131	86,417	41,258	238,171

Labor and Fixed Costs	87,105	21,205	31,138	10,863	150,311

Depreciation, Depletion, and Amortization (1)	46,062	13,928	13,013	7,578	80,581

Purchased Cement	39,105	—	—	—	39,105

Other Segment Items	59,468	9,054	14,819	4,651	87,992

Segment Operating Earnings	$200,858	$14,099	$159,948	$20,519	$395,424

Reconciliation of Segment Profit and Loss

Corporate General and Administrative Expense					(42,099)

Other Non-Operating Income					2,085

Interest Expense					(21,078)

Earnings Before Income Taxes					$334,332

(1) Depreciation, Depletion, and Amortization for corporate assets was $1,565 and $3,075 for the three and six months ended September 30, 2026, respectively, and $1,228 and $2,052 for the three and six months ended September 30, 2025, respectively.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)

Capital Expenditures

Cement	$70,560	$73,037	$137,423	$119,032

Concrete and Aggregates	5,493	7,025	11,447	12,628

Gypsum Wallboard	50,703	25,519	93,076	47,514

Recycled Paperboard	2,020	1,622	6,116	2,937

Corporate and Other	125	1,335	1,594	2,524

	$128,901	$108,538	$249,656	$184,635

			September 30,	March 31,

			2026	2026

			(dollars in thousands)

Segment Assets

Cement			$2,459,462	$2,361,230

Concrete and Aggregates			417,756	404,766

Gypsum Wallboard			589,890	522,861

Recycled Paperboard			167,564	169,630

Corporate and Other			333,964	383,757

			$3,968,636	$3,842,244

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)

Cement Operating Earnings

Wholly Owned	$102,223	$113,465	$172,985	$190,745

Joint Venture	6,574	6,309	9,417	10,113

	$108,797	$119,774	$182,402	$200,858

Cement Sales Volume (M tons)

Wholly Owned	2,034	2,021	3,994	3,856

Joint Venture	172	175	357	333

	2,206	2,196	4,351	4,189

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

The segment breakdown of Goodwill is shown below.

	September 30,	March 31,

	2026	2026

	(dollars in thousands)

Cement	$227,639	$227,639

Concrete and Aggregates	118,878	118,878

Gypsum Wallboard	116,618	116,618

Recycled Paperboard	7,538	7,538

	$470,673	$470,673

Summarized financial information for the Joint Venture that is not consolidated is set out below. This summarized financial information includes the total amount for the Joint Venture and not our 50% interest in those amounts.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)

Revenue	$61,916	$60,623	$124,736	$115,190

Gross Margin	$12,724	$15,369	$20,841	$26,311

Earnings Before Income Taxes	$13,148	$12,617	$18,834	$20,225

	September 30,	March 31,

	2026	2026

	(dollars in thousands)

Current Assets	$145,243	$137,678

Noncurrent Assets	$264,706	$237,455

Current Liabilities	$34,198	$37,669

Noncurrent Liabilities	$35,884	$16,431

(N) INTEREST EXPENSE

The following components are included in Interest Expense, net.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)

Interest Income	$(1,911)	$(363)	$(3,926)	$(514)

Interest Expense	17,853	11,203	35,800	23,942

Other Expenses	837	474	1,674	948

Interest Capitalized	(4,871)	(1,952)	(8,693)	(3,298)

Interest Expense, net	$11,908	$9,362	$24,855	$21,078

Interest Income includes interest earned on investments of excess cash. Components of Interest Expense include interest associated with the Revolving Credit Facility, Term Loan, Senior Unsecured Notes, and commitment fees based on the unused portion of the Revolving Credit Facility. Other Expenses include amortization of debt issuance costs and Revolving Credit Facility costs. Interest Capitalized is related primarily to our long-term projects to expand and modernize our Mountain Cement facility in Wyoming, and to modernize our gypsum wallboard plant in Oklahoma.

(O) COMMITMENTS AND CONTINGENCIES

We have certain deductible limits under our workers’ compensation and liability insurance policies for which reserves are established based on the undiscounted estimated costs of known and anticipated claims. We have entered into standby letter of credit agreements relating to workers’ compensation, auto, and general liability self-insurance. At September 30, 2026, we had contingent liabilities under these outstanding letters of credit of approximately $13.1 million.

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

We are currently contingently liable for performance under $52.9 million in performance bonds required by certain states and municipalities and their related agencies. The bonds are principally for certain reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these financial instruments.

(P) FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our long-term debt has been estimated based on our current incremental borrowing rates for similar types of borrowing arrangements. The fair value of our 2.500% and 5.000% Senior Unsecured Notes at September 30, 2026, was as follows.

Fair Value
(dollars in thousands)

2.500% Senior Unsecured Notes Due 2031	$647,000

5.000% Senior Unsecured Notes Due 2036	$673,000

The estimated fair value of our long-term debt was based on quoted prices of similar debt instruments with similar terms that are publicly traded (estimated based on Level 1 input of the fair value hierarchy). The carrying values of Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Liabilities approximate their fair values at September 30, 2026, because these assets and liabilities have short-term maturities. The fair value of our Term Loan also approximates the carrying value at September 30, 2026.

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

Our business is organized into two sectors: Heavy Materials, which includes the Cement and Concrete and Aggregates segments, and Light Materials, which includes the Gypsum Wallboard and Recycled Paperboard segments. Financial results and other information for the three and six months ended September 30, 2026, and 2025, are presented on a consolidated basis and by business segment.

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

MARKET CONDITIONS AND OUTLOOK

Our business continued to perform well during our fiscal 2027 second quarter despite a challenging operating environment characterized by elevated diesel fuel prices and higher interest rates, driven by ongoing macroeconomic and geopolitical uncertainty. Against this backdrop, we generated record Revenue of $652.7 million, Net Earnings of $111.5 million, and Diluted Earnings per share of $3.63. Year-over-year sales volume increased in our Heavy Materials Sector, with the exception of Aggregates, and also increased in our Light Materials Sector.

We expect demand for cement to remain steady in the near term supported by bipartisan federal, state, and local support for public infrastructure projects and continued spending on private-nonresidential construction, including data centers. A significant amount of federal funding from the trillion-dollar Infrastructure Investment and Jobs Act (IIJA) remains to be spent, and state Department of Transportation (DOT) budgets remain supportive.

The backdrop for residential construction activity remained challenging in the second quarter of fiscal 2027, primarily because of housing affordability concerns driven by persistently elevated mortgage interest rates, as well as other macroeconomic uncertainties. At the same time, the national supply of homes remains limited by years of underbuilding. Recently, new home construction has slowed as builders have pulled back on production because of mixed demand signals and higher levels of new home inventory in certain markets. This pullback affected our wallboard average net sales price, which was down approximately 10% in the second quarter of fiscal 2027. The path ahead for mortgage rates, and the corresponding effect on residential construction activity, remains unclear, and thus the timing of a recovery in new-home construction remains uncertain. Nonetheless, we believe our geographic footprint across the U.S. heartland and fast-growing Sun Belt region positions us to capitalize on market dynamics over the longer term.

Cost Outlook

We believe we are well-positioned to manage our cost structure and meet our customers’ needs. Our major costs are raw materials, energy, freight, labor, and maintenance.

Our substantial raw material reserves for our Cement, Aggregates, and Gypsum Wallboard businesses, and their proximity to our respective manufacturing facilities support our low-cost producer position across all our business segments.

Recycled fiber and finished paper are significant cost components in our Recycled Paperboard and Gypsum Wallboard businesses, respectively. The primary raw material used to produce paperboard is old corrugated containers (OCC). Recycled fiber prices are subject to change on short notice as a result of several factors, including supply of OCC and demand for OCC from both domestic and international companies. OCC prices have increased recently. Our current customer contracts for gypsum liner include price adjustments that partially compensate for changes in the cost of raw materials, such as OCC and energy, including natural gas and electricity. However, because these price adjustments are not realized until future quarters, adjustments to material costs in our Gypsum Wallboard segment could be delayed until the effects of these price adjustments are realized.

Our energy costs related to production activities increased 2% during the second quarter of fiscal 2027 compared with the second quarter of fiscal 2026 and are expected to remain relatively stable over the near future. Freight costs for our Gypsum Wallboard segment, which delivers mostly by trucks, were up in the second quarter of fiscal 2027, and with current fuel prices increasing, they could continue to escalate in fiscal 2027. Freight costs for our Cement segment, which relies mostly on rail delivery, were also elevated in the second quarter of fiscal 2027 and could continue to increase in fiscal 2027. Additionally, labor shortages, primarily of truck drivers, can adversely affect our Concrete business. Any worsening of labor constraints could cause delays and inefficiencies in this business. We expect low single-digit inflation for maintenance costs, as equipment and contractor costs are expected to increase modestly.

RESULTS OF OPERATIONS

THREE MONTHS ENDED September 30, 2026, Compared WITH THREE MONTHS ENDED

september 30, 2025

	For the Three Months Ended September 30,

	2026	2025	Percentage Change

	(in thousands, except per share)

Revenue	$652,748	$638,906	2%

Cost of Goods Sold	(478,014)	(439,194)	9%

Gross Profit	174,734	199,712	(13)%

Equity in Earnings of Unconsolidated Joint Venture	6,574	6,309	4%

Corporate General and Administrative Expense	(26,929)	(21,316)	26%

Other Non-Operating Income	1,074	1,131	(5)%

Interest Expense, net	(11,908)	(9,362)	27%

Earnings Before Income Taxes	143,545	176,474	(19)%

Income Tax Expense	(32,014)	(39,091)	(18)%

Net Earnings	$111,531	$137,383	(19)%

Diluted Earnings per Share	$3.63	$4.23	(14)%

REVENUE

Revenue increased by $13.8 million, or 2%, to $652.7 million for the three months ended September 30, 2026. Higher Sales Volume positively affected Revenue by $17.0 million, and was partially offset by lower gross sales prices, which adversely affected Revenue by approximately $3.2 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $38.8 million, or 9%, to $478.0 million for the three months ended September 30, 2026. The increase was due to higher operating costs of $27.2 million and higher Sales Volume of $11.6 million. These costs are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit decreased 13% to $174.7 million during the three months ended September 30, 2026. The decrease was primarily related to higher operating costs of $27.2 million and lower gross sales prices of $3.2 million, partially offset by higher Sales Volume of $5.4 million. The gross margin declined to 27%, primarily because of higher operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture increased by $0.3 million, or 4%, for the three months ended September 30, 2026. The increase was due to lower operating costs of $0.2 million and higher Sales Volume of $0.1 million. Decreased operating costs were primarily related to lower Selling, General, and Administrative costs of $1.5 million, partially offset by higher freight, raw materials, and fixed costs, which increased Operating Earnings by $0.7 million, $0.4 million, and $0.3 million respectively.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses increased by approximately $5.6 million, or 26%, for the three months ended September 30, 2026. The increase was due primarily to increased health insurance costs and information technology costs of $2.0 million and $2.5 million, respectively.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $2.5 million, or 27%, during the three months ended September 30, 2026. This increase was due to increased interest expense of approximately $6.6 million and increased other expenses of $0.4 million, which was partially offset by higher Interest Capitalized of approximately $2.9 million and higher interest income of $1.5 million. The increase in interest expense was primarily a result of our 5.000% Senior Unsecured Notes due March 2036, which were issued on November 13, 2025. The increase in Interest Capitalized was due primarily to capital spending for the expansion and modernization of our cement plant in Laramie, Wyoming and our gypsum wallboard plant in Duke, Oklahoma.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes decreased to $143.5 million during the three months ended September 30, 2026, primarily as a result of lower Gross Profit and higher Corporate General and Administrative expense and Interest Expense, net.

INCOME TAX EXPENSE

Income Tax Expense was $32.0 million for the three months ended September 30, 2026, compared with $39.1 million for the three months ended September 30, 2025. The effective tax rate remained consistent at 22% with the prior-year period.

NET EARNINGS

Net Earnings decreased 19% to $111.5 million for the three months ended September 30, 2026.

RESULTS OF OPERATIONS

six MONTHS ENDED September 30, 2026, Compared WITH six MONTHS ENDED

september 30, 2025

	For the Six Months Ended September 30,

	2026	2025	Percentage Change

	(in thousands, except per share)

Revenue	$1,303,714	$1,273,596	2%

Cost of Goods Sold	(967,735)	(888,285)	9%

Gross Profit	335,979	385,311	(13)%

Equity in Earnings of Unconsolidated Joint Venture	9,417	10,113	(7)%

Corporate General and Administrative Expense	(47,131)	(42,099)	12%

Other Non-Operating Income	1,820	2,085	(13)%

Interest Expense, net	(24,855)	(21,078)	18%

Earnings Before Income Taxes	275,230	334,332	(18)%

Income Tax Expense	(61,572)	(73,587)	(16)%

Net Earnings	$213,658	$260,745	(18)%

Diluted Earnings per Share	$6.91	$7.99	(14)%

REVENUE

Revenue increased by $30.1 million, or 2%, to $1,303.7 million for the six months ended September 30, 2026. Higher Sales Volume positively affected Revenue by $36.8 million, and was partially offset by lower gross sales prices, which adversely affected Revenue by approximately $6.7 million.

COST OF GOODS SOLD

Cost of Goods Sold increased by $79.5 million, or 9%, to $967.7 million for the six months ended September 30, 2026. The increase was due to higher operating costs and Sales Volume of $53.0 million and $26.5 million, respectively. These costs are discussed further in the segment analysis.

GROSS PROFIT

Gross Profit decreased 13% to $336.0 million during the six months ended September 30, 2026. The decrease was primarily related to higher operating costs and lower gross sales prices of $54.1 million and $6.7 million, respectively, and was partially offset by higher Sales Volume of $11.5 million. The gross margin declined to 26%, primarily because of higher operating costs.

EQUITY IN EARNINGS OF UNCONSOLIDATED JOINT VENTURE

Equity in Earnings of our Unconsolidated Joint Venture decreased by $0.7 million, or 7%, for the six months ended September 30, 2026. The decrease was due to lower average gross sales prices of $2.1 million, partially offset by higher Sales Volume and lower operating costs of $1.2 million and $0.2 million, respectively.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate General and Administrative expenses increased by approximately $5.0 million, or 12%, for the six months ended September 30, 2026. The increase was due primarily to increased health insurance costs, information technology costs, rent and utilities, and travel costs of $2.5 million, $4.3 million, $0.4 million, and $0.3 million, respectively. This was partially offset by lower salary and incentive compensation of $3.1 million.

OTHER NON-OPERATING INCOME

Other Non-Operating Income consists of a variety of items that are unrelated to segment operations and include non-inventoried Aggregates income, asset sales, and other miscellaneous income and cost items.

INTEREST EXPENSE, NET

Interest Expense, net increased by approximately $3.8 million, or 18%, during the six months ended September 30, 2026. This increase was due to increased interest expense of approximately $11.7 million and increased other expenses of $0.9 million, which was partially offset by higher Interest Capitalized of approximately $5.4 million and higher interest income of $3.4 million. The increase in interest expense was primarily a result of our 5.000% Senior Unsecured Notes due March 2036, which were issued on November 13, 2025. The increase in Interest Capitalized was due primarily to capital spending for the expansion and modernization of our cement plant in Laramie, Wyoming and our gypsum wallboard plant in Duke, Oklahoma.

EARNINGS BEFORE INCOME TAXES

Earnings Before Income Taxes decreased to $275.2 million during the six months ended September 30, 2026, primarily as a result of lower Gross Profit and higher Corporate General and Administrative expense and Interest Expense, net.

INCOME TAX EXPENSE

Income Tax Expense was $61.6 million for the six months ended September 30, 2026, compared with $73.6 million for the six months ended September 30, 2025. The effective tax rate remained consistent at 22% with the prior-year period.

NET EARNINGS

Net Earnings decreased 18% to $213.7 million for the six months ended September 30, 2026.

Three and six MONTHS ENDED september 30, 2026, COMPARED WITH three and six MONTHS ENDED september 30, 2025, BY SEGMENT

The following presents results within our two business sectors for the three and six months ended September 30, 2026, and 2025. Revenue and operating results are organized by sector and discussed by individual business segments.

Heavy Materials

CEMENT (1)

	For the Three Months Ended September 30,			For the Six Months Ended September 30,

	2026	2025	Percentage Change	2026	2025	Percentage Change

	(in thousands, except per ton information)			(in thousands, except per ton information)

Revenue, including Intersegment and Joint Venture	$390,531	$384,869	1%	$768,430	$732,491	5%

Less Intersegment Revenue	(10,457)	(9,904)	6%	(20,453)	(19,917)	3%

Less Joint Venture Revenue	(30,958)	(30,312)	2%	(62,368)	(57,595)	8%

Revenue	$349,116	$344,653	1%	$685,609	$654,979	5%

Sales Volume (M Tons)	2,206	2,196	—	4,351	4,189	4%

Freight and Delivery Costs billed to Customers (2)	$(25,195)	$(22,825)	10%	$(50,587)	$(42,956)	18%

Average Net Sales Price, per ton (3)	$154.58	$155.10	—	$154.34	$155.87	(1)%

Operating Margin, per ton	$49.32	$54.54	(10)%	$41.92	$47.95	(13)%

Operating Earnings	$108,797	$119,774	(9)%	$182,402	$200,858	(9)%

(1) Total of wholly owned subsidiaries and proportionately consolidated 50% interest of the Joint Venture’s results.

(2) Excluding the cost of freight from our plants to our distribution terminals.

(3) Net of freight per ton, including Joint Venture.

Three months ended September 30, 2026

Cement Revenue was $390.5 million, a 1% increase, for the three months ended September 30, 2026. This increase was due to higher gross sales prices and Sales Volume, which increased Cement Revenue by $3.4 million and $2.2 million, respectively.

Cement Operating Earnings decreased by $11.0 million to $108.8 million for the three months ended September 30, 2026. The decrease was due to higher operating costs of $15.0 million, partially offset by higher gross sales prices and Sales Volume of $3.4 million and $0.6 million, respectively. The increase in operating costs was mainly due to higher freight, purchased raw materials, and labor and other fixed costs of approximately $4.9 million, $5.6 million, and $3.8 million, respectively. The Operating Margin decreased to 28% from 31% because of higher operating costs, partially offset by the increase in gross sales prices.

Six months ended September 30, 2026

Cement Revenue was $768.4 million, a 5% increase, for the six months ended September 30, 2026. This increase was due to higher gross sales prices and Sales Volume, which increased Cement Revenue by $7.9 million and $28.0 million, respectively.

Cement Operating Earnings decreased by $18.5 million to $182.4 million for the six months ended September 30, 2026. The decrease was due to higher operating costs of $32.9 million, which were partially offset by higher Sales Volume and higher gross sales prices of $6.5 million and $7.9 million, respectively. The increase in operating costs was mainly due to higher freight, purchased raw materials, and maintenance costs of approximately $4.9 million, $9.8 million, and $13.4 million, respectively. The Operating Margin decreased to 24% from 27% because of higher operating costs, partially offset by the increase in gross sales prices and Sales Volume.

CONCRETE AND AGGREGATES

	For the Three Months Ended September 30,			For the Six Months Ended September 30,

	2026	2025	Percentage Change	2026	2025	Percentage Change

	(in thousands, except per ton information)			(in thousands, except per ton information)

Revenue, including Intersegment	$91,416	$85,824	7%	$172,164	$163,392	5%

Less Intersegment Revenue	(4,195)	(4,178)	—	(8,711)	(8,030)	8%

Revenue	$87,221	$81,646	7%	$163,453	$155,362	5%

Sales Volume

M Cubic Yards of Concrete	365	347	5%	681	669	2%

M Tons of Aggregate	1,874	1,985	(6)%	3,615	3,716	(3)%

Average Net Sales Price

Concrete, Per Cubic Yard	$160.18	$153.68	4%	$158.61	$152.11	4%

Aggregates, Per Ton	$14.00	$14.31	(2)%	$14.31	$14.28	—

Operating Earnings	$4,173	$7,924	(47)%	$8,176	$14,099	(42)%

Three months ended September 30, 2026

Concrete and Aggregates Revenue increased 7% to $91.4 million for the three months ended September 30, 2026. The increase was due to higher Concrete and Aggregates gross sales prices of $2.5 million and $1.9 million, respectively, and higher Concrete Sales Volume of $2.8 million, which were partially offset by lower Aggregates Sales Volume, which reduced Revenue by $1.6 million.

Operating Earnings were approximately $4.2 million, a 47% decrease. The decrease was due to higher operating costs of $7.8 million and lower Sales Volume of $0.3 million, partially offset by higher gross sales prices of $4.4 million. The increase in operating costs was primarily due to higher materials, delivery, depreciation, depletion, and amortization, and maintenance expenses of approximately $1.9 million, $2.7 million, $0.8 million, and $1.5 million, respectively.

Six months ended September 30, 2026

Concrete and Aggregates Revenue increased 5% to $172.2 million for the six months ended September 30, 2026. The increase was due to higher Concrete and Aggregates gross sales prices of $4.5 million and $3.3 million, respectively, and higher Concrete Sales Volume of $1.8 million, and was partially offset by lower Aggregates Sales Volume of $1.5 million.

Operating Earnings were approximately $8.2 million, a 42% decrease. The decrease was due to higher operating costs of $13.3 million and lower Sales Volume of $0.2 million, which were partially offset by higher gross sales prices of $7.7 million. The higher operating costs were primarily due to higher materials, delivery, depreciation, depletion, and amortization, and maintenance expenses of approximately $1.9 million, $4.1 million, $1.7 million, and $3.1 million, respectively.

Light Materials

GYPSUM WALLBOARD

	For the Three Months Ended September 30,			For the Six Months Ended September 30,

	2026	2025	Percentage Change	2026	2025	Percentage Change

	(in thousands, except per ton information)			(in thousands, except per ton information)

Revenue	$185,680	$183,482	1%	$390,427	$404,998	(4)%

Sales Volume (MMSF)	696	648	7%	1,468	1,432	3%

Freight and Delivery Costs Billed to Customers	$(40,091)	$(32,567)	23%	$(82,915)	$(71,939)	15%

Average Net Sales Price, per MSF (1)	$209.37	$232.94	(10)%	$209.51	$232.65	(10)%

Freight, per MSF	$57.60	$50.26	15%	$56.48	$50.24	12%

Operating Margin, per MSF	$82.53	$103.87	(21)%	$89.09	$111.70	(20)%

Operating Earnings	$57,438	$67,307	(15)%	$130,791	$159,948	(18)%

(1) Net of freight per MSF.

Three months ended September 30, 2026

Gypsum Wallboard Revenue was $185.7 million, a 1% increase, for the three months ended September 30, 2026. Higher Sales Volume increased Revenue by $13.6 million, partially offset by lower gross sales prices of approximately $11.4 million. Our market share remained relatively consistent during the three months ended September 30, 2026.

Operating Earnings decreased 15% to $57.4 million, primarily because of lower gross sales prices of $11.4 million and higher operating costs of $3.5 million, partially offset by higher Sales Volume of $5.0 million. The higher operating costs were primarily related to freight of $5.1 million, partially offset by lower depreciation, depletion, and amortization of $1.1 million. Operating Margin decreased to 31% for the three months ended September 30, 2026, primarily because of lower gross sales prices.

Six months ended September 30, 2026

Gypsum Wallboard Revenue was $390.4 million, a 4% decrease for the six months ended September 30, 2026. Lower gross sales prices negatively affected Revenue by approximately $24.8 million, partially offset by higher Sales Volume of $10.2 million. Our market share remained relatively consistent during the six months ended September 30, 2026.

Operating Earnings decreased 18% to $130.8 million, primarily because of lower gross sales prices of $24.8 million and higher operating costs of $8.0 million, partially offset by higher Sales Volume of $3.6 million. The higher operating costs were primarily related to freight, which decreased Operating Earnings by approximately $9.2 million, partially offset by lower depreciation, depletion, and amortization of $2.4 million. Operating Margin decreased to 33% for the six months ended September 30, 2026, primarily because of lower gross sales prices.

RECYCLED PAPERBOARD

	For the Three Months Ended September 30,			For the Six Months Ended September 30,

	2026	2025	Percentage Change	2026	2025	Percentage Change

	(in thousands, except per ton information)			(in thousands, except per ton information)

Revenue, including Intersegment	$53,642	$48,596	10%	$109,053	$99,700	9%

Less Intersegment Revenue	(22,911)	(19,471)	18%	(44,828)	(41,443)	8%

Revenue	$30,731	$29,125	6%	$64,225	$58,257	10%

Sales Volume (M Tons)	86	82	5%	178	172	3%

Average Net Sales Price, per ton (1)	$622.90	$598.48	4%	$611.28	$581.55	5%

Operating Margin, per ton	$126.74	$134.34	(6)%	$134.98	$119.30	13%

Operating Earnings	$10,900	$11,016	(1)%	$24,027	$20,519	17%

(1) Net of freight per ton.

Three months ended September 30, 2026

Recycled Paperboard Revenue increased 10% to $53.6 million during the three months ended September 30, 2026. Higher Sales Volume and gross sales prices increased Revenue by $3.0 million and $2.1 million, respectively. Higher gross sales prices were related to the pricing provision changes in our long-term sales agreements.

Operating Earnings decreased 1% to $10.9 million, primarily because of higher operating costs, which decreased Operating Earnings by $2.9 million. This was partially offset by higher gross sales prices and Sales Volume, which increased Operating Earnings by approximately $2.1 million and $0.7 million, respectively. The increase in operating costs was primarily related to higher fiber and fiber freight of approximately $2.6 million and $1.1 million, respectively, which was partially offset by lower depreciation of $1.4 million. Operating Margin decreased to 20% in the quarter ended September 30, 2026, from 22% in the quarter ended September 30, 2025, largely because of the increase in operating costs. Although the Company has certain pricing provisions in its long-term sales agreements, prices are adjusted only at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

Six months ended September 30, 2026

Recycled Paperboard Revenue increased 9% to $109.1 million during the six months ended September 30, 2026. Higher Sales Volume and gross sales prices increased revenue by $4.1 million and $5.3 million, respectively. Higher gross sales prices were related to the pricing provision changes in our long-term sales agreements.

Operating Earnings increased 17% to $24.0 million, primarily because of higher gross sales prices and Sales Volume, which increased Operating Earnings by $5.2 million and $0.9 million, respectively. The increase was partially offset by higher operating costs, which reduced Operating Earnings by approximately $2.6 million. The increase in operating costs was primarily related to higher fiber, fiber freight, and fixed costs of approximately $2.2 million, $2.4 million, and $0.8 million, respectively, which was partially offset by lower depreciation of $2.7 million. Operating Margin increased to 22% in the six months ended September 30, 2026, from 21% in the six months ended September 30, 2025, primarily because of the increase in gross sales prices. Although the Company has certain pricing provisions in its long-term sales agreements, prices are adjusted only at certain times throughout the year, so price adjustments are not always reflected in the same period as the change in costs.

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

Cash Flow

The following table provides a summary of our cash flow.

	For the Six Months Ended September 30,

	2026	2025

	(dollars in thousands)

Net Cash Provided by Operating Activities	$364,323	$341,231

Investing Activities:

Additions to Property, Plant, and Equipment	(249,656)	(184,635)

Net Cash Used in Investing Activities	(249,656)	(184,635)

Financing Activities:

Borrowings Under Revolving Credit Facility	—	130,000

Repayment of Borrowings Under Revolving Credit Facility	—	(75,000)

Repayment of Term Loan	(7,500)	(7,500)

Dividends Paid to Stockholders	(15,608)	(16,631)

Purchase and Retirement of Common Stock	(145,960)	(167,700)

Proceeds from Stock Option Exercises	235	479

Shares Redeemed to Settle Employee Taxes on Stock Compensation	(2,586)	(5,612)

Net Cash Used in Financing Activities	(171,419)	(141,964)

Net Increase (Decrease) in Cash and Cash Equivalents	$(56,752)	$14,632

Net Cash Provided by Operating Activities increased by $23.1 million to $364.3 million during the six months ended September 30, 2026. This increase was primarily attributable to higher cash flows from changes in Working Capital and non-cash activity of $24.8 million and $45.4 million, respectively, partially offset by lower Operating Earnings of $47.1 million.

Working Capital decreased by $72.7 million to $618.1 million at September 30, 2026, compared with March 31, 2026. The decrease was primarily due to lower Cash and Inventories as well as higher Accounts Payable, of $56.8 million, $46.7 million, and $10.6 million, respectively. This was partially offset by $35.5 million of higher Accounts Receivable, net and $5.9 million of higher Prepaids and Other Assets.

The increase in Accounts Receivable at September 30, 2026, was primarily related to higher Revenue during the three months ended September 30, 2026, compared with the three months ended March 31, 2026. As a percentage of quarterly sales generated for the respective quarter, Accounts Receivable was approximately 40% and 48% at September 30, 2026, and March 31, 2026, respectively. Management measures the change in Accounts Receivable by monitoring the days sales outstanding on a monthly basis to determine if any deterioration has occurred in the collectability of the Accounts Receivable. No significant deterioration in the collectability of our Accounts Receivable was identified at September 30, 2026.

Our Inventory balance at September 30, 2026, decreased by approximately $46.7 million from our balance at March 31, 2026. Within Inventory, Raw Materials and Materials-in-Progress and Finished Cement declined $42.3 million and $4.9 million, respectively. The decline in Raw Materials and Materials-in-Progress and Finished Cement is consistent with our business cycle; we generally build up clinker inventory over the winter months to meet the demand for cement in the spring and summer. The largest individual balance in our Inventory is Repair Parts. These parts are necessary given the size and complexity of our manufacturing plants, and the age of certain of our plants, which creates the need to stock a high level of Repair Parts inventory. We believe all these repair parts are necessary, and we perform semi-annual analyses to identify obsolete parts. We have less than one year’s sales of all product inventories, and our inventories have a low risk of obsolescence because our products are basic construction materials.

Net Cash Used in Investing Activities during the six months ended September 30, 2026, was approximately $249.7 million, compared with $184.6 million during the same period in 2025. The $65.0 million increase was primarily related to the modernization and expansion of our Mountain Cement facility in Laramie, Wyoming.

Net Cash Used in Financing Activities was $171.4 million during the six months ended September 30, 2026, compared with $142.0 million during the same period in 2025. The $29.5 million increase was mainly related to lower borrowings, net of repayments of $55.0 million, partially offset by lower Purchase and Retirement of Common Stock and Shares Redeemed to Settle Employee Taxes of $21.7 million and $3.0 million, respectively.

Our debt-to-capitalization ratio and net-debt-to-capitalization ratio were 53.6% and 50.0%, respectively, at September 30, 2026, compared with 54.7% and 50.1%, respectively, at March 31, 2026.

Debt Financing Activities

Below is a summary of the Company’s outstanding debt facilities at September 30, 2026.

Maturity

Revolving Credit Facility	February 2030

Term Loan	February 2030

2.500% Senior Unsecured Notes	July 2031

5.000% Senior Unsecured Notes	March 2036

See Note (L) in the Notes to Unaudited Consolidated Financial Statements for further details on the Company’s debt facilities, including interest rate, and financial and other covenants and restrictions.

The revolving borrowing capacity of our Revolving Credit Facility is $750.0 million (any revolving loans borrowed under the Revolving Credit Facility, as applicable, the Revolving Loans). The Revolving Credit Facility also includes a swingline loan sublimit of $25.0 million, and a $40.0 million letter of credit facility. At September 30, 2026, we had no outstanding Revolving Loans under the Revolving Credit Facility and $13.1 million of outstanding letters of credit, leaving us with $736.9 million of available borrowings under the Revolving Credit Facility, net of outstanding letters of credit. We are contingently liable for performance under $52.9 million in performance bonds relating primarily to our mining operations. We do not have any off-balance sheet debt or any outstanding debt guarantees as of September 30, 2026.

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

As market conditions warrant, the Company may from time to time seek to purchase or repay its outstanding debt securities or loans, including the 2.500% Senior Unsecured Notes, 5.000% Senior Unsecured Notes, the Term Loan, and any Revolving Credit Loans, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases we make may be funded by using cash on our balance sheet or issuing new debt. The amounts involved in any such purchase transactions, individually or in aggregate, may be material.

We had approximately $40.3 million of lease liabilities at September 30, 2026, with an average remaining life of approximately 10.8 years.

Dividends

Dividends paid were $15.6 million and $16.6 million for the six months ended September 30, 2026, and 2025, respectively. Each quarterly dividend payment is subject to review and approval by our Board of Directors, who will continue to evaluate our dividend payment amount on a quarterly basis.

Share Repurchases

During the six months ended September 30, 2026, our share repurchases were as follows.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30, 2026	182,500	$198.66	—

May 1 through May 31, 2026	125,000	205.70	—

June 1 through June 30, 2026	99,000	220.85	—

Quarter 1 Totals	406,500	$206.23	—

July 1 through July 31, 2026	159,000	$210.63	—

August 1 through August 31, 2026	76,000	207.93	—

September 1 through September 30, 2026	69,881	183.72	—

Quarter 2 Totals	304,881	$203.79	—

Year-to-Date Totals	711,381	$205.18	—	2,218,491

On May 17, 2022, the Board of Directors authorized us to repurchase an additional 7.5 million shares. This authorization brought the cumulative total of common stock our Board has approved for repurchase in the open market to 55.9 million shares since we became publicly held in April 1994. Through September 30, 2026, we have repurchased approximately 53.7 million shares.

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

During the six months ended September 30, 2026, the Company withheld from employees 29,534 shares of stock upon the vesting of Restricted Shares that were granted under the 2023 Equity Incentive Plan. We withheld these shares to satisfy the employees’ statutory tax withholding requirements, which is necessary once the Restricted Shares or Restricted Share Units are vested.

Capital Expenditures

The following table details capital expenditures by category.

	For the Six Months Ended September 30,

	2026	2025

	(dollars in thousands)

Land and Quarries	$1,353	$3,057

Plants	147,983	150,924

Buildings, Machinery and Equipment	100,320	30,654

Total Capital Expenditures	$249,656	$184,635

Capital expenditures for fiscal 2027 are expected to range from $490.0 million to $525.0 million and will be allocated across both Heavy Materials and Light Materials sectors. These estimated capital expenditures will be for the expansions and modernizations of our Mountain Cement facility in Laramie, Wyoming and our gypsum wallboard plant in Duke, Oklahoma, as well as for ongoing maintenance and improvements, and other safety and regulatory projects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our Revolving Credit Facility and Term Loan. We have occasionally utilized derivative instruments, including interest rate swaps, in conjunction with our overall strategy to manage the debt outstanding that is subject to interest rate changes. We had a $750.0 million Revolving Credit Facility at September 30, 2026, under which borrowings bear interest at a variable rate. A hypothetical 100 basis point increase in interest rates on the $273.8 million of borrowings under the Term Loan at September 30, 2026, would increase interest expense by approximately $2.7 million on an annual basis. At present, we do not use derivative financial instruments.

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

We are currently undertaking a multi-year Enterprise Resource Planning (ERP) implementation to upgrade our information technology platforms and business processes. The ERP upgrade began in fiscal 2025 with implementation at the Corporate level and will continue in phases over several years. During the three months ended September 30, 2025, we implemented the ERP at our Gypsum Wallboard and Recycled Paperboard segments.

As a result of this multi-year implementation, we expect certain changes to our processes and procedures, which will result in changes to our internal control over financial reporting. We expect this implementation to strengthen our internal control over financial reporting by automating certain manual processes and standardizing business processes and reporting across our organization. We will continue to evaluate and monitor our internal control over financial reporting as processes and procedures in the affected areas evolve.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the legal matters described in Part 1, Item 3 Legal Proceedings of our Form 10-K for the fiscal year ended March 31, 2026, from time to time, we have been and may in the future become involved in litigation or other legal proceedings in the ordinary course of our business activities or in connection with transactions or activities we undertake, including claims related to worker safety, worker health, environmental matters, commercial contracts, product liability, personal injury, land use rights, taxes, and permits. While the outcome of these proceedings cannot be predicted with certainty, in the opinion of management (based on currently available facts), we do not believe the ultimate outcome of any currently pending legal proceeding will have a material effect on our consolidated financial condition, results of operations, or liquidity.

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

Item 5. Other Information

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement, or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2026.

Item 6. Exhibits

3.1

Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006, (File No. 001-12984) and incorporated herein by reference.

3.2

Certificate of Amendment of Restated Certificate of Incorporation of Eagle Materials Inc., filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2024, (File No. 001-12984) and incorporated herein by reference.

3.3

Restated Certificate of Designation, Preferences and Rights of Series A Preferred Stock filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 11, 2006, (File No. 001-12984) and incorporated herein by reference.

3.4

Certificate of Amendment of Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Commission on July 31, 2026, (File No. 001-12984) and incorporated herein by reference.

3.5

Second Amended and Restated Bylaws filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Commission on November 7, 2022, (File No. 001-12984) and incorporated herein by reference.

3.6

Amendment to Second Amended and Restated Bylaws filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the Commission on July 31, 2026, (File No. 001-12984) and incorporated herein by reference.

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

EAGLE MATERIALS INC.
Registrant

November 4, 2026	/s/ MICHAEL R. HAACK
Michael R. Haack President and Chief Executive Officer (principal executive officer)

November 4, 2026	/s/ D. CRAIG KESLER
D. Craig Kesler Executive Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)

November 4, 2026	/s/ SAMUEL M. GUZMAN JR.
Samuel M. Guzman Jr. Senior Vice President – Chief Accounting Officer and Controller (principal accounting officer)